Form 10QSB
period 1995-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1995-08-14
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended: June 30, 1995

                        Commission File Number: 0-18050

                         EAGLE PACIFIC INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

            Minnesota                                       41-1642846
    (State of Incorporation)                           (IRS Employer ID No.)


                            2430 Metropolitan Centre
                             333 S. Seventh Street
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)
              Registrant's telephone number, including area code:
                                 (612) 371-9650

                           BLACK HAWK HOLDINGS, INC.
         (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes   X    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,080,440 shares of Common Stock, $.01 par value per share, outstanding at August 8, 1995.

Transitional Small Business Disclosure Format (check one):  Yes      No   X

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Condensed Balance Sheets - June 30, 1995 and December 31, 1994 (Unaudited)

               Consolidated Condensed Statements of Operations - Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

               Consolidated Condensed Statements of Cash Flows - Six Months Ended June 30, 1995 and 1994 (Unaudited)

               Notes to Consolidated Condensed Financial Statements (Unaudited)

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote of Security Holders

     Item 6 -  Exhibits and Reports on Form 8-K

      PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         1995             1994
ASSETS

CURRENT ASSETS:
         Restricted cash                        $     500,000    $     500,000
         Accounts receivable                        6,076,754        4,018,700
         Inventories                                4,683,567        3,834,246
         Other                                         63,187           43,167
                                                -------------    -------------
         Total current assets                      11,323,508        8,396,113

PROPERTY AND EQUIPMENT, net                         6,426,685        6,616,910

OTHER ASSETS:
         Prepaid interest                           3,204,580             --
         Goodwill, net                              3,252,389        3,287,000
         Deferred financng costs, net                 535,913          592,877
         Cash value of life insurance                 207,463          188,272
         Other                                        100,000          100,000
                                                -------------    -------------
                                                    7,300,345        4,168,149
                                                -------------    -------------
                                                $  25,050,538    $  19,181,172
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                          $   5,717,430    $     916,985
         Accounts payable                           2,811,815        2,038,490
         Accrued liabilities                          445,183          554,607
         Current maturities of long-term debt         910,478          910,478
                                                -------------    -------------
         Total current liabilities                  9,884,906        4,420,560

LONG-TERM DEBT, net of current
  maturities                                        3,693,286        3,273,710

SUBORDINATED DEBT                                   6,269,750        6,152,750

MINORITY INTEREST                                     486,859          497,074

OTHER LONG-TERM LIABILITIES                           220,251          806,705

STOCKHOLDERS' EQUITY:
Series A preferred stock, 7% cumulative
  dividend; convertible; $2 liquidation
  preference, no par value; authorized
  2,000,000 shares; issued and
  outstanding 1,383,500                             2,767,000        2,767,000
Undesignated stock, $.01 par value
  18,000,000 shares authorized;
  none issued and outstanding
Common stock, par value $.01;
  authorized 30,000,000 shares;
  issued and outstanding 3,818,230
  and 3,583,230 shares, respectively                   38,182           35,832
Additional paid-in capital                         31,951,979       31,261,979
Unearned compensation on stock options               (255,290)        (306,348)

Accumulated deficit                               (30,006,385)     (29,728,090)
                                                -------------    -------------
Total stockholders' equity                          4,495,486        4,030,373
                                                -------------    -------------
                                                $  25,050,538    $  19,181,172
                                                =============    =============

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                       1995            1994

NET SALES                                      $  9,165,018    $  9,006,642

COST OF GOODS SOLD                                7,028,435       6,355,706
                                               ------------    ------------
         Gross profit                             2,136,583       2,650,936

OPERATING EXPENSES:
         Selling expenses                         1,005,759       1,015,394
         General and administrative expenses        498,082         417,908
                                               ------------    ------------
                                                  1,503,841       1,433,302
                                               ------------    ------------

OPERATING INCOME                                    632,742       1,217,634

OTHER INCOME (EXPENSE):
         Interest expense                          (695,430)       (588,665)
         Minority interest in loss (income)           2,772         (38,498)
         Other                                       18,733           5,334
                                               ------------    ------------
                                                   (673,925)       (621,829)
                                               ------------    ------------

(LOSS) INCOME BEFORE TAXES                          (41,183)        595,805

INCOME TAX BENEFIT (PROVISION)                        2,600         (32,000)
                                               ------------    ------------

NET (LOSS) INCOME                                   (38,583)        563,805

PREFERRED STOCK DIVIDENDS                           (48,422)        (48,423)
                                               ------------    ------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK   $    (87,005)   $    515,382
                                               ============    ============

NET (LOSS) INCOME PER COMMON AND
         COMMON EQUIVALENT SHARE:
         Primary                               $       (.02)   $        .12
                                               ============    ============
         Fully diluted                         $       (.02)   $        .10
                                               ============    ============

AVERAGE NUMBER OF COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING:
         Primary                                  3,818,230       4,337,241
                                               ============    ============
         Fully diluted                            3,818,230       5,869,131
                                               ============    ============


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                        1995             1994

NET SALES                                        $18,276,738    $  16,801,587

COST OF GOODS SOLD                                14,160,663       12,037,507
                                                ------------    -------------
         Gross profit                              4,116,075        4,764,080

OPERATING EXPENSES
         Selling expenses                          1,996,881        1,895,109
         General and administrative
           expenses                                1,060,196          796,149
                                               -------------    -------------
                                                   3,057,077        2,691,258
                                               -------------    -------------

OPERATING INCOME                                   1,058,998        2,072,822

OTHER INCOME (EXPENSE):
         Interest expense                         (1,281,996)      (1,052,784)
         Minority interest in loss
           (income)                                   10,215          (66,999)
         Other                                        18,733            9,071
                                               -------------    -------------
                                                  (1,253,048)      (1,110,712)
                                               -------------    -------------

(LOSS) INCOME BEFORE TAXES                          (194,050)         962,110

INCOME TAX BENEFIT (PROVISION)                        12,600          (46,000)
                                               -------------    -------------

NET (LOSS) INCOME                                   (181,450)         916,110

PREFERRED STOCK DIVIDENDS                            (96,845)         (96,444)
                                               -------------    -------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK   $    (278,295)   $     819,666
                                               =============    =============

NET (LOSS) INCOME PER COMMON AND
         COMMON EQUIVALENT SHARE:
         Primary                               $        (.07)   $         .19
                                               =============    =============
         Fully diluted                         $        (.07)   $         .16
                                               =============    =============

AVERAGE NUMBER OF COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING:
         Primary                                   3,726,987        4,284,267
                                               =============    =============
         Fully diluted                             3,726,987        5,869,131
                                               =============    =============

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                             1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                           $   (181,450)   $    916,110
         Adjustments necessary to
           reconcile net (loss) income
           to net cash used in operating
           activities:
         Gain on sale of property and equipment              --              (394)
         Depreciation and amortization                  1,004,070         553,340
         Minority interest                                (10,215)         66,999
         Change in operating assets and
           liabilities                                 (3,744,339)     (2,277,652)
         Net cash used in operating activities         (2,931,934)       (741,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment              (190,356)       (186,348)
         Principal collections on loans receivable           --            25,000
         Net cash used in investing activities           (190,356)       (161,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of preferred stock                         --            25,000
         Issuance of common stock                          43,750            --
         Payment of preferred stock dividend              (96,845)        (96,444)
         Payments on long-term debt                      (444,568)       (392,903)
         Borrowing under line of credit                 3,619,953       1,046,000
           Net cash provided by financing
             activities                                 3,122,290         581,653

NET DECREASE IN CASH AND CASH EQUIVALENTS                    --          (321,292)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                          --           414,704
                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                --      $     93,412
                                                     ============    ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (Unaudited)

1.       PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at June 30, 1995 and the results of its operations for the three and six-month periods ended June 30, 1995 and 1994 and its cash flows for the six-month periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1994.

         On July 11, 1995, the Company's shareholders approved the change in the Company's name from Black Hawk Holdings, Inc. to Eagle Pacific Industries, Inc.

2.       INVENTORY

         Inventory consists of the following:

                                         June 30,                December 31,
                                            1995                       1994

         Raw materials                 $  879,602                 $  978,660
         Finished goods                 3,803,965                  2,855,586
                                       ----------                 ----------
                                       $4,683,567                 $3,834,246
                                       ==========                 ==========

3.       INCOME TAXES

         As of June 30, 1995, the Company had incurred net operating loss carryforwards for federal tax purposes of approximately $44,000,000. These carryforwards expire in varying amounts between 1996 and 2008 and the utilization of these carryforwards may be limited by applicable tax regulations; in particular, Section 382 of the Internal Revenue Code.

4.       PREPAID INTEREST

         In March 1995, the Company entered into an agreement extinguishing the contingent interest agreement in exchange for $1,500,000 in cash, a $1,200,000 noninterest bearing note due September 1, 1995, a $970,000 noninterest bearing note due September 1, 1996, the issuance of 210,000 shares of the Company's common stock and the issuance of a three year warrant to purchase 100,000 shares of the Company's common stock. The present value of the total consideration, $4,134,000, is being amortized over the period the Subordinated Note is outstanding using the interest method.

5.       STOCKHOLDER'S EQUITY

         During the first quarter of fiscal 1995, warrants for the purchase of 25,000 shares of the Company's common stock were exercised at $1.75 per share.

         In connection with the agreement extinguishing the contingent interest entered into in March 1995, the Company issued 210,000 shares of common stock and warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share. The warrants are currently exercisable and expire in 1998. A value of $642,600 and $6,000 has been assigned to the common stock and warrants, respectively.

6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

         A summary of supplemental cash flow information and noncash financing activities for the six months ended June 30, is as follows:

                                                         1995             1994

         Cash paid for interest                        $ 2,243,288    $ 717,906
         Issuance of notes payable in connection
            with the agreement extinguishing the
            contingent interest                          1,985,325           --
         Issuance of common stock in connection
            with the agreement extinguishing the
            contingent interest                            642,600           --
         Value of warrants issued in connection
            with the agreement extinguishing the
            contingent interest                              6,000           --

7.       SUBSEQUENT EVENT

         On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. (Pacific). Pacific and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc., extrude polyvinyl chloride pipe and polyethylene tubing products which are marketed primarily in the Northwestern United States. The purchase price of Pacific was $6,750,000 consisting of $4,350,000 in cash, $1,700,000 in the form of a note to the previous owners of Pacific (Sellers), and 262,210 shares of the Company's common stock valued at $700,000. In addition, the Company paid $750,000 in cash to two of the Sellers in exchange for their agreement not to compete with the Company for five years.

         The Company financed the cash portion of the purchase and noncompetition agreements from borrowings on a new revolving credit line (Revolver) and term loan (Term Loan) of $3,184,000 and $1,916,000, respectively. Additional proceeds from the Revolver were used to repay Pacific's existing line of credit. The Revolver requires interest to be paid monthly at the bank's reference rate, as defined, plus .5%. The revolver expires December 31, 1996. The Term Loan is due on June 1, 2000, with interest payable monthly at the bank's reference rate, as defined, plus .75%. Principal payments on the Term Loan are due quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 for 8 quarters starting September 1, 1998. Both the Revolver and the Term Loan are subject to a loan agreement containing standard covenants, representations and warranties, are secured by all of the assets of Pacific and its subsidiary, except real property, and are guaranteed by the Company.

         The $1,700,000 note payable to the Sellers requires the Company to make 36 monthly payments of principal and interest at a fixed rate of 9% per annum or aggregate payments of $54,059 per month. The Sellers' note is an obligation of Pacific, secured by the stock of Pacific acquired by the Company and is guaranteed by the Company.

          The Company also entered into a three year and a two year employment contract with two of the Sellers whom the Company entered into noncompetition agreements. Such contracts provide for base salary and standard benefits. In consideration for entering into such employment contracts, the Company granted each seller stock options to purchase 100,000 shares of Company's common stock at $3.125 per share.

         This acquisition will be accounted for under the purchase method of accounting. The Company will include the results of operations of Pacific beginning July 1, 1995. Management currently estimates that no significant amount of goodwill will be recorded as a result of the acquisition. For the year ended June 30, 1995, Pacific and its wholly-owned subsidiary reported revenues of $33,000,000.



Item 2 - Management's Discussion and Analysis

RESULTS OF OPERATIONS:

Net Sales - Net sales for the three months ended June 30, 1995 were $9,165,000, an increase of $158,000 over net sales of $9,007,000 for the three months ended June 30, 1994. Net sales for the six months ended June 30, 1995 were $18,277,000, an increase of $1,475,000 over net sales of $16,802,000 for the six months ended June 30, 1994. The increase in sales was almost exclusively attributable to increases in selling prices as total pounds sold on a comparative basis have decreased slightly.

Gross Profit - Gross profit as a percentage of net sales was 23.3% and 22.5% for the three and six months ended June 30, 1995, respectively, compared to 29.4% and 28.4% for the three and six months ended June 30, 1994, respectively. The primary reason for the decline was the price for polyvinyl chloride (PVC) and polyethylene (PE) raw materials were higher in 1995 than 1994. The Company was able to offset part of the negative effect of rising prices of PVC and PE through some price increases, but was unable to offset the entire effect.

Selling Expenses - Selling expenses for the three and six months ended June 30, 1995 decreased $10,000 and increased $102,000, respectively, when compared to the same periods in 1994. The six months increase in selling expenses is primarily due to the increase in net sales described above. The primary selling expenses, shipping and commissions, are based on a percentage of gross sales.

General and Administrative Expenses - General and administrative expenses increased by $80,000 and $264,000 during the three and six months ended June 30, 1995, respectively, when compared to the same periods in 1994. The increase in general and administrative expenses is primarily due to higher expenses relating to professional and consulting services and employee compensation.

Interest Expense - Interest expense increased by $107,000 and $229,000 during the three and six months ended June 30, 1995, respectively, when compared to the same periods in 1994. The increase in interest expense is primarily due to higher levels of borrowings under the Company's line of credit and increases in the prime rate. In addition, as a result of the agreement to fix the amount of contingent interest payable under the terms of the subordinated debt, the amount of contingent interest expensed in the three and six months ended June 30, 1995 increased by $53,000 and $144,000, respectively, over the amount expensed in the comparable 1994 periods.

Income Taxes - The income tax benefit (provision) for the three and six months ended June 30, 1995 and 1994 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 1995 and 1994 are lower than the statutory rate as a result of the Company having federal net operating loss carryforwards available to offset current federal taxable income.

Net (Loss) Income - The Company's net loss for the three and six months ended June 30, 1995 compared to the net income for the same period in 1994 was primarily due to lower gross profit margins and increases in general and administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 30, 1995 was $1,439,000, a decrease of $2,537,000 from working capital of $3,976,000 at December 31, 1994. The decrease in working capital is primarily a result of the Company paying $1,500,000 in cash and entering into a $1,200,000 noninterest bearing note due September 1, 1995 in connection with an agreement to fix the amount of the contingent interest due under the subordinated debt agreement. The agreement also required the Company to enter into a $970,000 noninterest bearing note due September 1, 1996, issue 210,000 shares of the Company's common stock, and issue warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share.

Net cash flows used in operating activities increased from $742,000 for the six months ended June 30, 1994 to $2,932,000 for the six months ended June 30, 1995. The increase is due to the Company having a net loss of $181,000 for the six months ended June 30, 1995 compared to the Company having net income of $916,000 during the same period in 1994, increases in accounts receivable, inventory, and prepaid interest related to the subordinated debt, which were partially offset by an increase in accounts payable.

Net cash flows used in investing activities totaled $190,000 and $161,000 for the six months ended June 30, 1995 and 1994, respectively. The increase is primarily due to the collection of a loan by the Company in 1994.

Net cash flows provided by financing activities total $3,122,000 and $582,000 for the six months ended June 30, 1995 and 1994, respectively. The primary sources of cash were additional borrowings on the Company's line of credit.

On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. (Pacific). Pacific, and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc., extrude polyvinyl chloride pipe and polyethylene tubing products which are marketed primarily in the Northwestern United States. The purchase price of Pacific was $6,750,000 consisting of $4,350,000 in cash, $1,700,000 in the form of a note to the previous owners of Pacific (Sellers), and 262,210 shares of the Company's common stock valued at $700,000. In addition, the Company paid $750,000 in cash to two of the Sellers in exchange for their agreement not to compete with the Company for five years.

The Company financed the cash portion of the purchase and noncompetition agreements from borrowings on a new revolving credit line (Revolver) and term loan (Term Loan) of $3,184,000 and $1,916,000, respectively. Additional proceeds from the Revolver were used to repay Pacific's existing line of credit. The Revolver requires interest to be paid monthly at the bank's reference rate, as defined, plus .5%. The revolver expires December 31, 1996. The Term Loan is due on June 1, 2000, with interest payable monthly at the bank's reference rate, as defined, plus .75%. Principal payments on the Term Loan are due quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 for 8 quarters starting September 1, 1998. Both the Revolver and the Term Loan are subject to a loan agreement containing standard covenants, representations and warranties, are secured by all of the assets of Pacific and its subsidiary, except real property, and are guaranteed by the Company.

The $1,700,000 note payable to the Sellers requires the Company to make 36 monthly payments of principal and interest at a fixed rate of 9% per annum or aggregate payments of approximately $54,059 per month. The Sellers' note is an obligation of Pacific, is secured by the stock of Pacific acquired by the Company and is guaranteed by the Company.

The Company also entered into a three year and a two year employment contract with two of the Sellers whom the Company entered into noncompetition agreements. Such contracts provide for base salary and standard benefits. In consideration for entering into such employment contracts, the Company granted each stock options to purchase 100,000 shares of Company's common stock at $3.125 per share.

It is anticipated that cash flow from Pacific will be sufficient to service the Revolver and Term Loan. However, the Company is attempting to secure equity financing of approximately $5,000,000. If such equity financing is obtained a portion would be invested in Pacific to pay down the Revolver and a portion would be used to fund an expansion of the Eagle Plastics plant. The planned expansion of the Eagle Plastics plant will cost approximately $1,700,000 and will be completed near the end of the first quarter of fiscal 1996.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         None


ITEM 2 - Changes in Securities

         None


ITEM 3 - Defaults Upon Senior Securities

         None


ITEM 4 - Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of the Registrant's shareholders was held on Tuesday, July 11, 1995

         b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected Class II directors of the Registrant to serve until the 1998 annual meeting of shareholders and until their successors shall have been duly elected and qualified:

          Nominees               Number of Votes For    Number of Votes Withheld
          --------               -------------------    ------------------------
     William H. Spell                 3,901,439                  19,236
     Bruce A. Richard                 3,901,911                  18,764

   c)At the Annual Meeting the following matters were voted upon:


                                                              Number of   Number of      Number of    Number of
Proposal                                                      Votes For   Votes Against  Abstentions  Broker Nonvotes
--------                                                      ---------   -------------  -----------  ---------------

Set the number of
  directors at seven                                          3,885,758      24,082      10,835       -0-

Amend Articles of
  Incorporation to change
  corporate name from Black
  Hawk Holdings, Inc. to
  Eagle Pacific Industies, Inc.                               3,876,359      28,296      16,020       -0-

Approve appointment of
  Deloitte & Touche LLP as
  independent auditors for
  current fiscal year                                         3,885,065      17,164      18,446       -0-


ITEM 5 - Other Information

   None

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - See Exhibit Index on page following signatures.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995. A report on Form 8-K, dated July 10, 1995, was filed on July 24, 1995 in connection with the acquisition of Pacific Plastics, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.


By   /s/ William H. Spell
     William H. Spell
     President


By   /s/ Bruce A. Richard
     Bruce A. Richard
     Chief Financial Officer


Dated:  August 11, 1995

                         EAGLE PACIFIC INDUSTRIES, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED JUNE 30, 1995


EXHIBIT NO.                DESCRIPTION

3                    Articles of Incorporation, as amended to date

27                   Financial Data Schedule (filed in electronic format only).