Form 10QSB
period 1995-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1995-11-15
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the quarter ended: September 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X     No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,080,440 shares of Common Stock, $.01 par value per share, outstanding at November 10, 1995.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly Black Hawk Holdings, Inc. and Subsidiaries)

INDEX




PART 1 - FINANCIAL INFORMATION

                    Item 1 - Consolidated Condensed Balance Sheets - September 30, 1995 and December 31, 1994 (Unaudited)

                    Consolidated Condensed Statements of Operations - Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

                    Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 30, 1995 and 1994 (Unaudited)

                    Notes  to  Consolidated   Condensed   Financial   Statements
                    (Unaudited)

                    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

                    Item 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly Black Hawk Holdings, Inc. and Subsidiaries)

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

ASSETS                                                                          SEPTEMBER 30, 1995          DECEMBER 31, 1994
                                                                                ------------------          -----------------

CURRENT ASSETS:

  Cash                                                                                $     273,599                   $       -

  Restricted cash                                                                           500,000                     500,000

  Accounts receivable                                                                     9,562,468                   4,018,700

  Inventories                                                                             8,737,326                   3,834,246

  Other                                                                                     286,855                      43,167
                                                                                       ------------                 -----------

         Total current assets                                                            19,360,248                   8,396,113

PROPERTY AND EQUIPMENT, net                                                               8,858,641                   6,616,910

OTHER ASSETS:

  Prepaid interest                                                                        3,056,230                           -

  Goodwill, net                                                                           3,235,085                   3,287,000

  Deferred financing costs, net                                                             573,931                     592,877

  Non-compete agreements, net                                                               251,750                           -

  Cash value of life insurance                                                              215,972                     188,272

  Other                                                                                           -                     100,000
                                                                                       ------------                ------------

                                                                                          7,332,968                   4,168,149
                                                                                       ------------                ------------

                                                                                        $35,551,857                 $19,181,172
                                                                                        ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable                                                                        $  8,888,338                 $   916,985

  Accounts payable                                                                        5,353,576                   2,038,490

  Accrued liabilities and other                                                             806,060                     554,607

  Current maturities of long-term debt                                                    2,962,819                     910,478
                                                                                        -----------                 -----------

         Total current liabilities                                                       18,010,793                   4,420,560
                                                                                        -----------                 -----------



LONG-TERM DEBT, net of current maturities                                                 5,848,180                   3,273,710

SUBORDINATED DEBT                                                                         6,328,250                   6,152,750

MINORITY INTEREST                                                                           480,209                     497,074

OTHER LONG-TERM LIABILITIES                                                                 244,424                     806,705

STOCKHOLDERS' EQUITY:

  Series A preferred stock, 7% cumulative dividend; convertible;

    $2 liquidation preference, no par value; authorized 2,000,000

    shares; issued and outstanding 1,383,500                                              2,767,000                   2,767,000

  Undesignated stock, $.01 par value 18,000,000 shares authorized;

    none issued and outstanding

  Common stock, par value $.01; authorized 30,000,000 shares;

    issued and outstanding 4,080,440 and 3,583,230 shares,respectively                       40,804                      35,832

  Additional paid-in capital                                                             32,649,356                  31,261,979

  Unearned compensation on stock options                                                  (229,761)                   (306,348)

  Accumulated deficit                                                                  (30,587,398)                (29,728,090)
                                                                                       ------------                ------------

         Total stockholders' equity                                                       4,640,001                   4,030,373
                                                                                       ------------                ------------

                                                                                        $35,551,857                 $19,181,172

                                                                                        ===========                 ===========


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly Black Hawk Holdings, Inc. and Subsidiaries)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30                            SEPTEMBER 30
                                                                  1995 1994                                1995 1994

NET SALES                                                $19,038,421         $ 9,504,417          $37,315,159          $26,306,004



COST OF GOODS SOLD                                        16,494,901           6,565,035           30,655,564           18,602,542
                                                         -----------

  Gross profit                                             2,543,520           2,939,382            6,659,595            7,703,462



OPERATING EXPENSES:

  Selling expenses                                         1,789,828           1,036,552            3,786,709            2,931,661

  General and administrative expenses                        499,657             405,281            1,559,853            1,201,430
                                                          ----------

                                                           2,289,485           1,441,833            5,346,562            4,133,091
                                                          ----------



OPERATING INCOME                                             254,035           1,497,549            1,313,033            3,570,371



OTHER INCOME (EXPENSE):

  Interest expense                                         (865,578)           (647,830)          (2,147,574)          (1,700,614)

  Minority interest in loss (income)                           6,650            (58,108)               16,865            (125,107)

  Other                                                       84,901               7,012              103,634               16,083
                                                        ------------

                                                           (774,027)           (698,926)          (2,027,075)          (1,809,638)
                                                        ------------



(LOSS) INCOME BEFORE TAXES                                 (519,992)             798,623            (714,042)            1,760,733



INCOME TAX PROVISION                                        (12,600)            (88,000)                    -            (134,000)
                                                         -----------



NET (LOSS) INCOME                                          (532,592)             710,623            (714,042)            1,626,733



PREFERRED STOCK DIVIDENDS                                   (48,421)            (48,422)            (145,266)            (144,866)
                                                         -----------



NET (LOSS) INCOME APPLICABLE TO

  COMMON STOCK                                           $ (581,013)          $  662,201          $ (859,308)           $1,481,867
                                                         ===========



NET (LOSS) INCOME PER COMMON AND

  COMMON EQUIVALENT SHARE:

  Primary                                                 $      (.14)          $      .14         $      (.22)           $      .34
                                                          ============          ==========         ============           ==========

  Fully diluted                                           $      (.14)          $      .12         $      (.22)           $      .27
                                                          ============          ==========         ============           ==========



AVERAGE NUMBER OF COMMON AND

  COMMON EQUIVALENT SHARES

  OUTSTANDING:

  Primary                                                  4,054,788           4,640,455            3,835,722            4,407,042
                                                          ==========

  Fully diluted                                            4,054,788           6,023,955            3,835,722            6,023,955
                                                          ==========




See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly Black Hawk Holdings, Inc. and Subsidiaries)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                              1995                   1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                                     $  (714,042)               $  1,626,733

  Adjustments necessary to reconcile net (loss) income

    to net cash (used in) provided by operating activities:

  (Gain) loss on sale of property and equipment                                                (544)                        106

  Depreciation and amortization                                                              909,737                    658,500

  Loan discount amortization                                                                 817,934                    175,500

  Minority interest                                                                         (16,865)                    125,107

  Change in operating assets and liabilities                                             (1,217,218)                (1,105,519)
                                                                                         -----------

         Net cash (used in) provided by operating activities                               (220,998)                  1,480,427



CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of equipment                                                            14,700                          -

  Purchase of Pacific Plastics, Inc., net of cash acquired                               (4,695,270)                          -

  Purchase of property and equipment                                                       (321,417)                  (420,241)

  Principal collections on loans receivable                                                        -                     25,000
                                                                                          ----------

         Net cash used in investing activities                                           (5,001,987)                  (395,241)



CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of preferred stock                                                                      -                     25,000

  Issuance of long-term debt                                                               1,961,624                          -

  Issuance of common stock                                                                    43,750                          -

  Payment of preferred stock dividends                                                     (145,266)                  (144,866)

  Payments on long-term debt                                                               (939,877)                  (602,058)

  Net borrowings (payments) on notes payable                                               4,576,353                  (500,000)
                                                                                           ---------

         Net cash provided by (used in) financing activities                               5,496,584                (1,221,924)
                                                                                           ---------



NET INCREASE (DECREASE) IN CASH AND CASH

  EQUIVALENTS                                                                                273,599                  (136,738)



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   -                    414,704
                                                                                       -------------



CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    273,599               $    277,966
                                                                                        ============




See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly Black Hawk Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Unaudited)


1.PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at September 30, 1995 and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1994.

                    On July 11, 1995, the Company's shareholders approved the change in the Company's name from Black Hawk Holdings, Inc. to Eagle Pacific Industries, Inc.

2.       ACQUISITION OF PACIFIC PLASTICS, INC.

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

         The Company also entered into a three year and a two year employment contract with two of the Sellers whom the Company entered into noncompetition agreements. Such contracts provide for base salary and standard benefits. In consideration for entering into such employment contracts, the Company granted each seller stock options to purchase 100,000 shares of the Company's common stock at $3.125 per share.

         This acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of Pacific beginning July 1, 1995. The fair value of the assets acquired less the liabilities assumed exceeded the purchase price by $5,316,000. This excess has been recorded as a reduction to property and equipment and Noncompete Agreements of $4,831,000 and $485,000, respectively.

         The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Pacific during the three months ended September 30, 1994 and the nine months ended September 30, 1995 and 1994, as if the acquisition had occurred at the beginning of 1994. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                             Three Months Ended                Nine Months Ended September 30
                                                             ------------------                ------------------------------
                                                                September 30
                                                                ------------
                                                                    1994                       1995                      1994
                                                                    ----                       ----                      ----

Revenues                                                              $17,570,000              $55,480,000               $50,247,000
Gross profit                                                            4,811,000                9,570,000                12,916,000
Net (loss) income                                                       1,505,000                 (485,000)                3,527,000
Net (loss) income applicable to common
stock                                                                   1,457,000                 (631,000)                3,382,000
Net (loss) income per common share                                           $.34                    $(.16)                     $.72

3.       INVENTORY

         Inventory consists of the following:

                                                                         September 30,           December 31,
                                                                             1995                   1994




Raw materials                                                             $3,120,707            $   978,660
Finished goods                                                             5,616,619             $2,855,586
                                                                           ---------             ----------
                                                                          $8,737,326             $3,834,246
                                                                          ----------             ----------



4.       INCOME TAXES

         As of September 30, 1995, the Company had incurred net operating loss carryforwards for federal tax purposes of approximately $44,000,000. These carryforwards expire in varying amounts between 1996 and 2008 and the utilization of these carryforwards may be limited by applicable tax regulations; in particular, Section 382 of the Internal Revenue Code.

5.       PREPAID INTEREST

          In March 1995, the Company entered into an agreement extinguishing the contingent interest agreement in exchange for $1,500,000 in cash, a $1,200,000 noninterest bearing note due September 1, 1995, a $970,000 noninterest bearing note due September 1, 1996, the issuance of 210,000 shares of the Company's common stock and the issuance of a three year warrant to purchase 100,000 shares of the Company's common stock. The present value of the total consideration, $4,134,000 is being amortized over the period the Subordinated Note is outstanding using the interest method.

6.       STOCKHOLDER'S EQUITY

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

         In connection with the acquisition of Pacific, the Company issued 262,210 shares of the Company's common stock to the Sellers and stock options to purchase 100,000 shares of the Company's common stock at $3.125 per share.

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

         A summary of supplemental cash flow information and noncash financing activities for the nine months ended September 30, is as follows:

                                                                         1995                     1994
                                                                         ----                     ----

Cash paid for interest including prepaid interest in
   connection with the agreement extinguishing the
  contingent interest                                                $ 2,773,181               $   971,168
Issuance of notes payable in connection with the
    agreement extinguishing the contingent interest                    1,985,325                        -
Issuance of common stock in connection with the
    agreement extinguishing the contingent interest                      642,600                        -
Value of warrants issued in connection with the
    agreement extinguishing the contingent interest                        6,000                        -
Issuance of common stock in connection with the
    acquisition of Pacific                                               700,000                        -
Issuance of notes payable in connection with the
    acquisition of Pacific                                             1,700,000                        -

Item 2 - Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Net Sales - Net sales for the three months ended September 30, 1995 were $19,038,000, an increase of $9,534,000 over net sales of $9,504,000 for the three months ended September 30, 1994. Net sales for the nine months ended September 30, 1995 were $37,315,000, an increase of $11,009,000 over net sales of $26,306,000 for the nine months ended September 30, 1994. This increase in sales was due to the acquisition of Pacific Plastics, Inc. (Pacific) and increases in selling prices.

Gross Profit - Gross profit as a percentage of net sales was 13.4% and 17.8% for the three and nine months ended September 30, 1995, respectively, compared to 30.9% and 29.3% for the three and nine months ended September 30, 1994, respectively. The primary reason for the decline in the gross profit is fluctuating polyvinyl chloride (PVC) and polyethylene (PE) raw material prices and the reaction of the plastic pipe market to these price changes. During the first six months of 1995 raw material prices increased, partly due to foreign demand. Since part of the price increase was derived from foreign markets, the Company was not able to fully offset the raw material price increases to it's domestic customers. During the most recent three month period ended September 30, 1995, PVC and PE raw material prices decreased significantly. To maintain market share, the Company was required to lower its prices at the same rate as raw material price changes. As higher priced inventory was sold at the lower market prices, gross profits decreased significantly. The Company has reduced inventories by over one-third in an effort to better relate current selling prices and raw material costs.

Selling Expenses - Selling expenses for the three and nine months ended September 30, 1995 increased $753,000 and $855,000, respectively, when compared to the same periods in 1994. The increases in selling expenses is primarily due to the acquisition of Pacific and the increase in net sales described above. The primary selling expenses, shipping and commissions, are based on a percentage of gross sales.

General and Administrative Expenses - General and administrative expenses increased by $94,000 and $358,000 during the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The increase in general and administrative expenses is primarily due to the acquisition of Pacific and higher expenses relating to professional and consulting services and employee compensation.

Interest Expense - Interest expense increased by $218,000 and $447,000 during the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The increase in interest expense is primarily due to higher levels of borrowings and increases in the prime rate.

Income Taxes - The income tax provision for the three and nine months ended September 30, 1995 and 1994 was calculated based upon management's estimate of the annual effective rates. The effective income tax rate for fiscal 1995 is lower than the statutory rate because of the Company's net operating losses could not be carried back. The effective income tax rate for fiscal 1994 is lower than the statutory rate as a result of the Company having federal net operating loss carryforwards available to offset current federal taxable income.

Net (Loss) Income - The Company's net loss for the three and nine months ended September 30, 1995 compared to the net income for the same period in 1994 was primarily due to lower gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at September 30, 1995 was $1,349,000, a decrease of $2,627,000 from working capital of $3,976,000 at December 31, 1994. The decrease in working capital is primarily a result of the Company paying $1,500,000 in cash and paying $1,200,000 on a noninterest bearing note due September 1, 1995 in connection with an agreement to fix the amount of the contingent interest due under the subordinated debt agreement. The agreement also required the Company to enter into a $970,000 noninterest bearing note due September 1, 1996, issue 210,000 shares of the Company's common stock, and issue warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share.

Net cash flows used in operating activities decreased by $1,701,000 from cash provided by operating activities of $1,480,000 for the nine months ended September 30, 1994 to cash used in operating activities of $221,000 for the nine months ended September 30, 1995. The decrease is primarily due to the Company having a net loss of $714,042 for the nine months ended September 30, 1995 compared to the Company having net income of $1,626,733 during the same period in 1994, and an increase in prepaid interest related to the subordinated debt.

Net cash flows used in investing activities totaled $5,002,000 and $395,000 for the nine months ended September 30, 1995 and 1994, respectively. The increase is primarily due to the acquisition of Pacific.

Net cash flows provided by financing activities total $5,497,000 for the nine months ended September 30, 1995. The primary sources of cash were additional borrowings on the Company's line of credit and the issuance of long-term debt. Net cash flows used in operating activities total $1,222,000 for the nine months ended September 30, 1994. The primary uses of cash were for payments on long-term debt and note payable.

RECENT ACCOUNTING PRONOUNCEMENTS:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net (loss) income and earnings (loss) per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

    None


ITEM 2 - Changes in Securities

    None

ITEM 3 - Defaults Upon Senior Securities

    None


ITEM 4 - Submission of Matter to a Vote of Security Holders

    None


ITEM 5 - Other Information

    None


ITEM 6 - Exhibits and Reports on Form 8-K

    Amendment dated September 23, 1995 to Form 8-K filed July 25, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    William H. Spell
    President

By  /s/ Bruce A. Richard
    Bruce A. Richard
    Chief Financial Officer


Dated: November 13, 1995

                         EAGLE PACIFIC INDUSTRIES, INC.

                          EXHIBIT INDEX TO FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 1995


Exhibit No.                       Description

27                                 Financial Data Schedule