Form 10KSB
period 1995-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1996-04-01
CIK 852426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission File Number 0-18050

                         EAGLE PACIFIC INDUSTRIES, INC.
        (Exact name of Small Business Issuer as specified in its Charter)
              MINNESOTA                              41-1642846
       (State of incorporation                    (I.R.S. Employer
          or organization)                      Identification Number)

                            333 South Seventh Street
                            2430 Metropolitan Centre
                          Minneapolis, Minnesota 55402
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (612) 371-9650

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   _X_        No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year: $51,330,127

The aggregate market value of the voting stock held by non-affiliates was approximately $10,502,000 based upon the average bid and asked prices of the Registrant's Common Stock on March 19, 1996 and assuming conversion of Registrant's Series A 7% Convertible Preferred Stock. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting that such persons are affiliates for other purposes.

There were 4,152,940 shares of Common Stock, $.01 par value, and 1,383,500 shares of Series A 7% Convertible Preferred Stock, outstanding as of March 19, 1996.

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):

                                          Yes ___         No _X_



ITEM 1.  DESCRIPTION OF BUSINESS


General Development of Business and Acquisitions

         Eagle Pacific Industries, Inc., a Minnesota corporation (the "Company"), formerly named Black Hawk Holdings, Inc., was incorporated under the laws of the State of Iowa in 1891 under the name Rath Packing Company. Until suspension of its operations in 1984, Rath Packing Company was engaged primarily in the meat processing and packing business. Severe financial problems forced it to file a voluntary petition for reorganization under Chapter 11 of Title XI of the United States Bankruptcy Code on November 1, 1983. By the end of 1984 Rath Packing Company had ceased virtually all operations with a substantial amount of claims unsatisfied.

         In the spring of 1985, a group of investors, with no prior relationship to Rath Packing Company, proposed a reorganization which was approved by the Bankruptcy Court in November 1985. The Company (then known as Black Hawk Holdings, Inc.) emerged from the reorganization as a publicly traded corporation with approximately $42,000,000 of net operating loss carryforwards and no other material assets or liabilities.

         Following its reorganization in bankruptcy, the Company, and its newly formed subsidiary, Liberty Capital Corp. ("Liberty"), raised capital in a private offering completed on December 30, 1985 (the "Private Placement") in order to provide financing for acquisitions by Liberty.

         During 1988, the Company completed its first two acquisitions, both of which were specialty food distributors. At the end of 1989, the Company changed its strategic direction. The Company sold both of its food distribution businesses and established a new subsidiary, Black Hawk Financial Corp. This subsidiary was engaged in commercial finance secured lending activities.

         During 1991, the Company made an investment of $12,000 to acquire a 48% interest in International Commercial Services, Inc. ("ICS"). As a result of the operating losses sustained by ICS, the Company wrote off this investment to zero. Additionally, the Company advanced $56,000 in loans to ICS. ICS was a start-up sales/marketing company specializing in the food industry and had no prior operating history. Also during the 1991 fiscal year, the Company experienced a management change with the departures of its acting Chairman, Chief Executive Officer, President, and a Director. After such change in management, the business of the Company was conducted by its Board of Directors which later appointed a President. The Company attempted to conserve its assets and the Board considered alternatives for the Company's future. It was determined that the Company should investigate the possibility of making acquisitions of other entities.

         In early January of 1992, the Company appointed four new members to the Board of Directors: William H. Spell, Harry W. Spell, Richard W. Perkins and Edward E. Strickland. Additionally, Harry W. Spell was elected Chairman of the Board and Chief Executive Officer of the Company. William H. Spell was elected President of Black Hawk Financial Corp. and subsequently became President of the Company. During March of 1992, Bruce A. Richard was also elected to the Board of Directors of the Company.

         The strategic plan of the Company was changed from commercial lending activities to attempting to acquire and own one or more profitable businesses with earnings and cash flow. During 1992, the Company took a number of steps to reposition itself to realize this new corporate strategy. The Company sold its loan portfolio and loans receivable and ended its commercial finance business. The Company also sold its equity investment in ICS to the majority shareholder of ICS and restructured the loans, which were subsequently repaid.

         In 1993, pursuant to its new strategic plan to acquire and own profitable businesses with earnings and cash flow, the Company entered into a Stock Purchase Agreement with the shareholders of Eagle Plastics, Inc. ("Eagle") to purchase 90.77% of the outstanding Common Stock of Eagle, none of the Eagle shareholders having had any prior affiliation with the Company prior to the acquisition. The acquisition of the Eagle Common Stock (the "Eagle Acquisition") was completed on December 17, 1993. The remaining Eagle Common Stock that was not purchased by the Company was retained by Larry D. Schnase and G. Peter Konen, officers and directors of Eagle and directors of the Company, who wished to maintain an equity interest in Eagle and continue to operate it. The purchase price for the Eagle Common Stock was $9,531,000 in cash and $2,075,000 in cash was used to defease Eagle's Industrial Revenue Bond.

         As a result of the Eagle Acquisition, Eagle became a 90.77% owned subsidiary of the Company and its financial performance is consolidated with the Company's for financial reporting purposes for the period subsequent to December 17, 1993 (date of acquisition). Funds for the Acquisition and defeasance of Eagle's Industrial Revenue Bond came from approximately $2,500,000 of cash which the Company had prior to the Eagle Acquisition and raised in a private placement of its Preferred Stock and approximately $12,500,000 of debt. FirsTier Bank, N.A. of Lincoln, Nebraska ("FirsTier") provided $5,000,000 as a term loan ("Term"), all of which proceeds were used for the Eagle Acquisition, and $7,000,000 as a revolving credit line for Eagle, funds from which were not used in the Eagle Acquisition, of which $500,000 was borrowed to repay Eagle's prior credit facility and other non-acquisition debts. William Blair Mezzanine Capital Partners ("Blair") provided the remaining debt of $7,500,000 in the form of a subordinated note, of which the net proceeds to the Company, after the original issue discount, were $5,910,000 (the "Subordinated Note"). The excess of approximately $1,773,000 in net proceeds received by the Company not used for the Eagle Acquisition or defeasance was used to pay expenses of the Eagle Acquisition, bonuses to officers of Eagle and the Company in the amount of $250,000 for completion of the Eagle Acquisition and for the repayment of Eagle's former line of credit.

         On March 16, 1995, the Company and Blair entered into a Plan of Recapitalization (the "Plan"), pursuant to which the prior term loan agreement was terminated and the Subordinated Note was surrendered. In consideration for the termination of the prior agreement and Subordinated Note, the Company (i) issued to Blair 210,000 shares of the Company's Common Stock and a Warrant to purchase 100,000 shares and (ii) agreed to make cash payments to Blair of $1,500,000 on March 16, 1995, $1,200,000 on September 1, 1995 and $970,000 on
September 1, 1996, and Eagle sold to Blair a Senior Subordinated Debenture (the "Debenture") in the principal amount of $7,500,000, repayable in eleven quarterly installments of $500,000 each commencing March 31, 1999 with a final installment of $2,000,000 on December 31, 2001 and bearing interest at 10.4% per annum. The Debenture is guaranteed by the Company.

         In 1995, the Company entered into a Stock Purchase Agreement with the shareholders of Pacific Plastics, Inc. ("Pacific") to purchase all of the outstanding Common Stock of Pacific, none of the Pacific shareholders having had any prior affiliation with the Company prior to the acquisition. The acquisition of the Pacific Common Stock (the "Pacific Acquisition") was completed on July 10, 1995. The total consideration for the Pacific Common Stock was $6,750,000:
(i) $4,350,000 in cash; (ii) $1,700,000 in the form of a note to the sellers; and (iii) $700,000 worth of Company Common Stock. In addition, $750,000 in cash was paid to certain sellers in exchange for their agreement not to compete with the Company or Pacific.

         As a result of the Pacific Acquisition, Pacific became a 100% owned subsidiary of the Company and its financial performance is consolidated with the Company's for financial reporting purposes for the period subsequent to July 10, 1995 (date of acquisition). Cash funds for the Pacific Acquisition, the noncompetition agreements, and the refinancing of existing Pacific indebtedness, came from debt provided by Bank of America, Oregon ("BofA"), Portland, Oregon. BofA provided $6,448,836 as a revolving credit line ("Pacific Revolver") for Pacific and $1,916,000 as a term loan ("Pacific Term Loan"). The Pacific Revolver requires interest to be paid monthly at the rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association (the "Reference Rate") plus .5%. The Pacific Revolver expires December 31, 1996 with principal due at such time. The total availability under the Pacific Revolver is $7,000,000, subject to borrowing base limitations. The Pacific Term Loan is due on June 1, 2000, with interest payable monthly at the LIBOR Rate plus 2.75%. Principal payments on the Pacific Term Loan are due quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 quarterly, thereafter, starting September 1, 1998. Both the Pacific Revolver and the Pacific Term Loan are subject to a loan agreement containing standard covenants, representations and warranties and are secured by all of the assets of Pacific except real property and is guaranteed by the Company. At December 31, 1995, the Company was in violation of various of these covenants. The Company received a waiver from the BofA for each violation.

         The sellers provided $1,700,000 of the total acquisition price in the form of debt financing (the "Sellers' Notes"). The Sellers' Notes provide for 36 monthly payments of principal and interest at a fixed rate of 9% per annum for aggregate payments of approximately $54,059 per month. The Sellers' Notes are obligations of Pacific secured by the stock of Pacific acquired by the Company and are guaranteed by the Company.

         The Company's business focus is to be a holding company owning the Eagle and Pacific Common Stock. It is anticipated that if any future acquisitions were made by the Company, they would be in an industry complementary to that of Eagle and Pacific. The Company also has two inactive subsidiaries.

Eagle Plastics, Inc.

         Eagle, a Nebraska corporation located in Hastings, Nebraska, was established in 1984. Eagle is an extruder of polyvinyl chloride ("PVC") pipe and polyethylene ("PE") tubing products in the United States with its primary market in the Midwest United States. Eagle offers ten primary lines of pipe and tubing products in diameters ranging from 1/2 inch to 8 inches. These products are used for turf irrigation, natural gas, water wells and commercial and industrial plumbing.

Pacific Plastics, Inc.

         Pacific, an Oregon corporation, was established in 1967. Its operations are located in Hillsboro, Oregon and Midvale, Utah. Pacific and its subsidiary, Arrow Pacific Plastics, Inc. ("Arrow"), are extruders of PVC pipe and PE tubing products with their primary markets in the Northwestern United States. Pacific offers a number of pipe and tubing products in diameters from 1/2 inch through 15 inches. These products are used for water irrigation and pressure pipe, fiber optic lines, sewer and drain pipe and electronic and telephone duct.

The Plastic Extrusion Process and Industry

         Extrusion is a common manufacturing process used in the production of plastic products. In the production of plastic pipe, PVC resin or PE pellets are placed in an extrusion machine. Once in the extrusion machine, the PVC or PE material is heated into molten plastic which is pulled through a sizing apparatus to produce pipe or tubing of the required diameter. The newly extruded pipe or tubing is moved through a water cooling trough, marked to indicate the identity of the pipe or tubing and cut to length. The products are then stored for shipping.

         PVC pipe has become widely accepted in the building and construction industry. A number of factors have caused this popularity including its low cost, easy installation, lower weight than metal pipe and longer life. As a result, PVC is replacing metal pipe in many construction situations. PE pipe is expanding in its application and market share because of its flexibility and strength. PE pipe is used for natural gas, municipal water and sewer, turf irrigation and mining.

Products

         Eagle. Eagle products consist of 1/2 inch to 8 inch PVC pipe and PE tubing for plumbing applications in the building and construction industry, gas lines, water wells and turf irrigation. Although in general the manufacture and sale of PVC pipe and PE tubing is viewed as a commodity business with price being the only purchasing consideration, Eagle has created brand name recognition for its products while competing on price. Eagle also looks for niches to enter, such as PE tubing for turf irrigation, where it can establish itself as the primary supplier and command higher margins. It also adds features to pipes such as quick connect gaskets and longer pipe lengths that allow for easier installation, as well as proprietary marking for brand identification.

         The following comprise Eagle's primary product line:

         1.       PURE CORE(R)

                  Pure Core(R) is Eagle's highest quality PE tubing. It is recognizable by its white center made from virgin PE and its black, protective outer layer made from carbon black enhanced PE. The walls of this premium pipe are 25 percent thicker than called for by both the American Society for Testing and Materials ("ASTM") and National Sanitation Foundation International ("NSFI") standards. This product comes with a 50-year warranty and is pressure tested to 200 psi. Its primary markets and uses include municipal and domestic water service for homes and office, and transporting potable liquids for the chemical and food processing industries.

         2.       POLY-FLO

                  Poly-Flo is an all-black PE tubing product which meets the high quality standards set by ASTM and NSFI, yet is offered at a lower price than Eagle's Pure Core pipe. It is produced from medium-density PE. One of Eagle's fastest growing products, green-striped Eagle Tough(R) Turf Pipe is included within the Poly-Flo product line. Green-striped Eagle Tough Turf Pipe is also available in medium density PE or high density 3408 PE. To the extent it is produced from medium density PE, it is included within the Poly-Flo product line. Eagle's 3408 high-density pipe products are described below under Eagle 3408 Pipe.

                  Eagle's green-striped Eagle Tough Turf Pipe is a popular PE pipe in the lawn irrigation industry. It is coextruded with two green stripes to permanently identify it as Eagle Tough Turf Pipe. This distinct, recognizable marking is unique to Eagle Tough Turf Pipe. Part of its popularity is the Eagle Tough Lifetime Guarantee against defects in materials and workmanship, covering the replacement cost of the pipe and the related labor. Eagle also serves its customers by providing pipe sizing other than the traditional 1 inch diameter -- all with the Eagle Tough Lifetime Guarantee, which is valid as long as the original purchaser owns his or her property where Eagle Tough Turf Pipe is installed.

                  Eagle Tough Turf Pipe is a specialized pipe for the turf irrigation market, and its primary use is in sprinkler systems for homes, office buildings, golf courses, and industrial tracts. In addition to turf irrigation, primary markets and uses for Poly-Flo pipe include domestic and municipal water service, and limited applications for transporting potable fluids for the food and chemical industries.

         3.       EAGLE 3408 PIPE

                  Eagle's 3408 Pipe is made from high-density 3408 polyethylene. This product line includes both Eagle's Eagle Tough Turf Main used for the mainline in irrigation systems and Eagle's green-striped (high density PE) Eagle Tough Turf Pipe. Pipe derived from high-density 3408 PE can handle higher pressures than medium density PE tubing. Eagle Tough Turf Main is a specialized pipe for the turf irrigation market and its primary use is for the high pressure mainline in sprinkler systems for homes, office buildings, golf courses, and industrial tracts. The Eagle 3408 Pipe is also used for under slab heating systems and transporting hot potable liquids and chemicals.

         4.       POLY-FLEX

                  Utility grade Poly-Flex is a competitively priced utility-grade PE tubing. This product carries a one-year warranty and is tested to 100 psi. Other than transporting potable water, Poly-Flex is suitable for pressure installations. Primary markets and uses include farm water systems, including transporting water to outlying areas for livestock, plumbing/waste water and drainage applications, and irrigation primarily home and other low pressure applications.

         5.       EAGLE NATURAL GAS PIPE

                  Union Carbide has developed a unique PE resin for use in small and medium diameter pipe for gas distribution systems. Eagle Natural Gas Pipe is extruded from this special resin and is marked with yellow stripes for quick identification. This pipe is available in diameters up to 4 inches. Eagle has concentrated its marketing of the Eagle Natural Gas Pipe on the after-market side of the business, serving installers and contractors, instead of marketing directly to the utility companies.

         6.       EAGLE PVC PRESSURE PIPE

                  A major use of PVC pipe is transporting water under pressure. Eagle has developed several different PVC pipe products for application at various points in the water distribution system. A description of Eagle's pressure pipe products follows.

                  (i) PVC(R) WELL CASING. Eagle offers a light-weight PVC pipe to be used as casing in water wells. The Well Casing pipe is manufactured out of high quality PVC and meets all NSFI and ASTM standards. As a companion to its Well Casing pipe, Eagle also offers a threaded drop pipe for hanging submersible pumps. These heavy duty pipes are made from Schedule 80 PVC and weigh one-seventh of an equivalent metal pipe.

                  (ii) PRESSURE PIPE. This versatile pipe is used extensively in water service lines, turf irrigation, water wells, and transporting crude oil and salt water. It comes in diameters from 1/2 inch to 8 inches and in lengths up to 40 feet.

                  (iii) WHITE AND GREY SCHEDULE 80. Eagle offers an extra strong PVC pipe for demanding industrial applications. Its thick, strong walls stand up to most chemicals, giving it distinct advantages over conventional metal pipe.

                  (iv) GASKET JOINT PIPE. Eagle's Gasket Joint Pipe has a Reiber gasket to assure leak-proof water mains and sewer pipe. Steel reinforced Reiber gaskets are pre-stressed and molded in place to offer a tight and dependable seal. Eagle was one of the first in the industry to have the capability to mold the Reiber gasket in place in its PVC pipe producing the distinctive bell end on Eagle Gasket Joint Pipe.

         7.       EAGLE DRAIN, WASTE AND VENT PIPE.

                  Eagle Drain, Waste and Vent Pipe is used inside the home in non-pressurized applications. It carries the NSFI approval, and therefore is a popular product for use as waste drains and vents in the home.

         8.       EAGLE SEWER DRAIN PIPE.

                  Eagle Sewer Drain Pipe is used for the exterior transportation and storage of waste water. When waste water leaves the home or industrial building, it moves through Eagle Sewer Drain Pipe into a municipal sewer system or other reclamation system. Eagle Sewer Drain Pipe is available with different wall thicknesses. The thick-walled Eagle Sewer Drain Pipe is building code approved and easily identified by its light green color. For rural and non-building code applications, a thin-walled variety of Eagle Sewer Drain Pipe is available. These exterior pipes are available in 4 inch through 8 inch diameters and are belled at one end for easy joining. The Reiber gasket system is available on green Eagle Sewer Drain Pipe. For leach fields and other similar applications, Eagle Sewer Drain Pipe is available with two rows of 5/8 inch holes.

         9.       EAGLE'S COEX CELLULAR CORE PIPE.

                  Coex Cellular Core is a relatively new product. It is a lighter weight drain, waste and vent pipe for non-pressure applications. Coex Cellular Core is a co-extruded pipe, with air injected PVC sandwiched between two thin layers of solid PVC. Its lighter weight makes Coex Cellular Core easier to handle and more affordable than heavier, solid PVC drain, waste and vent pipe. Its insulating characteristics make Coex Cellular Core Pipe particularly desirable for all public buildings. The Company's first sales of Coex Cellular Core Pipe occurred in April 1990.


         Pacific. Pacific products consist of 1/2 inch to 15 inch PVC pipe and PE tubing which is comparable in use to Eagle's products. Pacific's products are used for water irrigation and pressure pipe, fiber optic lines, sewer and drain pipe and electronic and telephone duct. Pacific's emphasis on customer service as well as quality and product innovation are key advantages to distinguishing its products.

         The following comprise Pacific's primary product line:

         1.       PRESSURE PIPE

                  Pressure pipe is a major use of PVC pipe. It is used primarily for the transportation of water under pressure. Pacific has developed several different PVC pipe products for application at various points in the water distribution system. Pressure pipe is a versatile pipe used extensively in water service lines, turf irrigation, water wells and even the transportation of crude oil and salt water. It is manufactured in diameters from 1/2 inch to 12 inches and in lengths up to 40 feet. Pacific's pressure pipe is its most popular product because of its wide applicability.

         2.       SEWER AND DRAIN PIPE

                  Sewer and drain pipe is used for exterior transportation of waste water from home or other buildings to a municipal sewer or other type of reclamation system. Pacific sewer and drain pipe is manufactured in diameters from 3 inches to 15 inches.

         3.       ELECTRIC AND TELEPHONE DUCT

                  Electric and telephone duct is used by utility companies. Electric duct is used for power lines, as well as electrical wiring both inside buildings and underground. Telephone duct is used by communications companies for insulating their telephone communication lines, which are still made of copper.

         4.       FIBER OPTIC PIPE

                  Fiber optic pipe is used for protecting underground fiber optic cables. This tubing is purchased mainly by large communications companies such as AT&T, Sprint and MCI, or by railroad companies such as Southern Pacific which lay the pipe beside their railroad tracks, and then lease space on their own fiber optic lines to the communications companies. Fiber optic pipe makes up a substantial amount of Pacific's PE pipe and tubing sales.

         5.       OTHER

                  The remainder of Pacific's PVC and PE products are made up of specialty products. These include snow poles, Fiber SenSys products used in security applications, and several new products designed for the consumer market such as plastic fencing and plastic lumber.

Sales and Marketing

         Eagle has 13 independent sales representative companies, one factory salesperson, and two inside sales/customer service representatives. Independent sales representative companies are assigned geographic or product specific territories. Eagle's sales representatives are concentrated in the Midwest and Rocky Mountain States.

         Pacific has a four person sales force, two inside sales/customer service representatives, and four independent sales representative companies. Pacific's independent sales representative companies are assigned geographic or product specific territories. Pacific's sales organization concentrates its efforts primarily in the Pacific Northwest, and through its dependent sales representative companies in Alaska, California, and Colorado.

         Eagle and Pacific's marketing efforts are led by David P. Schnase, Eagle's Senior Vice President, sales and marketing. Joe Nelson is the Vice President, sales and marketing for Pacific and David P. Schnase leads the sales and marketing effort for Eagle. In addition, Larry D. Schnase, Eagle's Chief Executive Officer, Charles B. Gray, Jr., Pacific's Vice President and General Manager, and Mike Jones, Arrow Pacific's Vice President and General Manager, also are actively involved in working with customers to meet their needs and in establishing promotional sales programs. The Company believes its officers' and managers' experience and reputation in the plastic pipe industry provide it with a strong position in the market.

         The Company has a broad group of customers. There were no sales to customers in 1995 which accounted for more than 10% of total net sales of the combined Company.

Manufacturing

         All of the Company's manufacturing is performed at its facilities in Hastings, Nebraska, Hillsboro, Oregon and Midvale, Utah. It has 34 extrusion lines to produce its PE and PVC products. These extrusion lines are capable of producing pipe from 1/2 inch to 15 inches in diameter. In producing its pipe, the Company acquires its PVC and PE resins in bulk, mainly by rail car. In April of 1991, Eagle purchased a compound center for PVC resin. Prior to its acquisition, Eagle had to pay the resin manufacturer or an independent compounder to compound Eagle's PVC resin. Compounding consists of precisely mixing various waxes, colorants, UV protectants and lubricants to the base PVC resin to create the appropriate compound resin for each extrusion application. By performing its own PVC compounding, Eagle has been able to lower its raw material costs.

         PE material used by the Company is purchased in compounded form, ready for direct use in the extruder. Because of the different properties of PE plastic, it is not cost effective to acquire the technology to perform the Company's own PE compounding.

         Compounded resins are transported to the extrusion equipment directly by a conveyer feeding system. Once the pipe is produced it is automatically marked with the appropriate identification information and cut to the desired length. Multiple warehousing and outdoor storage facilities are used to store finished product. Inventory is shipped from such storage to customers by common carrier or by vehicles of the Company for orders close to a manufacturing facility.

         At each phase of the manufacturing process the Company pays great attention to quality and producing a consistent product. Every PE and PVC product is thoroughly examined for compliance with standards of ASTM. The Company has established a Quality Control Department and has its own testing lab for both resin and finished goods quality assurance. As a result of these steps, the Company believes very few defective finished products reach its customers.

         The Company offers a wide variety of warranty programs on its products, which have been provided ever since the particular product has been introduced by the Company. These warranties apply to failures in pipe due to defects in material or workmanship. Generally, warranties are for one year, however, the Pure Core product has a fifty year warranty while Eagle Tough Turf Pipe has its own unique lifetime warranty, which is valid as long as the original purchaser owns his or her property where Eagle Tough Turf Pipe is installed. These warranties extend in scope from replacement of the defective pipe to payment of all costs of replacing the defective pipe, including labor. The Company maintains product liability insurance to cover such warranty claims, but to date, warranty reserves have been sufficient to cover warranty claims.

         The Company acquired raw materials from various sources. During the years ended December 31, 1995 and 1994, purchases of such raw materials from two vendors totaled 72% and 74%, respectively, of total material purchases.

COMPETITION

         Although there are many PE tubing and PVC pipe manufacturers that are larger than the Company, most produce large diameter pipe (6 inch to 30 inch). Among producers of small and medium diameter pipe (1/2 inch to 15 inch) like the Company, the Company believes few have greater financial or other resources than the Company. Because of the costs of shipping, competition is usually regional, instead of national, in scope. Within its primary markets, the Company believes it is the largest producer of PE tubing and PVC pipe. However, because extrusion of plastic pipe is not a proprietary process, although equipment intensive, there can be no assurance that current or new competitors will not obtain financial resources sufficient to exceed those of the Company and thus intensify competition. Finally, although the Company believes it has reduced the commodity nature of its business, pricing pressure will continue and could affect the Company's margins.

Employees

         Employees of the Company. The Company currently employs two full-time employees and one part-time employee.

         Employees of Eagle. Eagle currently employs approximately 100 full-time employees and five part-time employees. Of such employees nine are in administration, three in sales and the rest in manufacturing, shipping and maintenance.

         Employees of Pacific. Pacific currently employs approximately 150 full-time employees. Of such employees, ten are in administration, six are in sales and the rest are in production, shipping and maintenance.


ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company. The Company currently leases 1,542 square feet of space at 2430 Metropolitan Centre, Minneapolis, Minnesota for $2,335 per month. The Company subleases approximately 356 square feet of this space to a nonaffiliate for $539 per month plus $500 per month for office support services. This space is adequate for the operation of the Company's business.

         Eagle. Eagle presently owns real property that consists of a 19,500 square foot warehouse and 20,700 square feet of outdoor storage and also owns a 18,750 square foot asphalt paved outdoor storage area. In addition, Eagle is in the process of building a 28,000 square foot polyethylene manufacturing facility. Eagle rents approximately 60,000 square feet of space at 146 North Maple Street, Hastings, Nebraska, which facility houses its corporate offices, extrusion equipment and compounding facility. Included with this structure is approximately 150,000 square feet of outdoor storage space. This lease extends through June 30, 2010 and annual lease payments are $112,000 and are subject to annual cost of living adjustments. Eagle also leases a 6,600 square foot warehouse, a 850 square foot office building and 22,500 square feet of outdoor storage next to its manufacturing facility under a triple net lease at $12,800 per annum which is subject to annual cost of living adjustments. This lease extends through June 30, 2010. Finally, Eagle leases three additional warehouses comprising 30,000 square feet 8 miles from its main facility. The lease payments under this lease are $1,060 per month. The lease is on a month-to-month basis. It is anticipated that the facilities owned or rented by Eagle are sufficient to conduct Eagle's business in the foreseeable future.

         Pacific. Pacific has operating facilities in Hillsboro, Oregon (the "Oregon Facility") and Midvale, Utah (the "Utah Facility"). Pacific owns the land, buildings and manufacturing equipment at the Oregon Facility, while it owns only the manufacturing equipment at the Utah Facility. The Oregon Facility is a brick and block construction built in 1969 with additions in 1983 and 1988. The manufacturing building is approximately 46,570 square feet, and there are two mobile offices adjacent to the manufacturing building which serve as the executive and administrative offices. Adjacent to the plant are seven storage silos for PVC and PE resin. The silos are accessed by a railroad spur which can accommodate up to 10 rail cars. The Utah Facility is a brick, block and metal building built in the early 1960s. The building is 21,630 square feet and also contains administrative offices. The building and surrounding outdoor storage area is leased by the Company under terms extending through December 31, 1997. In addition, the Company has two additional four year lease renewal options under the terms of the lease. The lease provides for monthly lease payments of $5,705 and is subject to annual cost of living adjustments. Pacific is responsible for all taxes, insurance and maintenance costs on the facility. Adjacent to the manufacturing plant are three storage silos for PVC and PE resin, which are accessible by a rail spur which can accommodate up to 10 rail cars. Pacific also leases approximately two acres of storage area in Midvale across the street from the plant. The lease payments under this lease are $500 per month. The lease is on a month-to-month basis. It is expected that the facilities owned or rented by Pacific, along with currently available options for expansion, are sufficient to conduct Pacific's business in the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

         The Company is not aware of any material legal proceedings against it or any of its subsidiaries.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.


         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On July 11, 1995, the Company's shareholders approved the change in the Company's name from Black Hawk Holdings, Inc. to Eagle Pacific Industries, Inc. The Company's Common Stock is currently traded on the Nasdaq Small Cap Market under the symbol "EPII." Prior to September 6, 1994 when the Company became listed on the Nasdaq Small Cap Market, the Company's Common Stock was traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board. The Company's Series A Preferred Stock does not trade. The following table sets forth the high and low bid prices for each fiscal quarter in 1995 and 1994.

                                           High                Low
Year ended December 31, 1995:
   First quarter                          $3-1/2              $2-1/4
   Second quarter                          3-1/8               2
   Third quarter                           3-3/8               1-5/8
   Fourth quarter                          2-1/4               1-3/8

Year ended December 31, 1994:
   First quarter                           1-3/4               1-5/8
   Second quarter                          2-5/8               1-3/4
   Third quarter                           3-1/4               2-5/8
   Fourth quarter                          3-1/8               2-1/4

         The bid quotations represent interdealer prices and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. At March 19, 1996, the Company had approximately 1,825 shareholders of record, and the bid and ask prices of its Common Stock were 2-1/8 and 2-3/16, respectively.

         The Company has never paid a cash dividend on its Common Stock. Payment of Common Stock dividends is at the discretion of the Board of Directors subject to the Company's lending arrangements. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay Common Stock dividends in the near future. However, dividends are paid by the Company on its Series A 7% Convertible Preferred Stock.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION:

The Company entered into a Stock Purchase Agreement in 1995 with the shareholders (the "Sellers") of Pacific Plastics, Inc. ("Pacific") to purchase all of the outstanding Common Stock of Pacific. The acquisition of the Pacific Common Stock (the "Pacific Acquisition") was completed on July 10, 1995. The total consideration for the Pacific Common Stock was $6,750,000: (i) $4,350,000 in cash; (ii) $1,700,000 in the form of a note to the Sellers; and (iii) $700,000 worth of Company Common Stock. In addition, $750,000 in cash was paid to certain sellers in exchange for their agreement not to compete with the Company or Pacific.

Pacific, an Oregon corporation located in Hillsboro, Oregon, was established in 1967 and has a wholly owned subsidiary, Arrow Pacific Plastics, Inc. ("Arrow") located in Midvale, Utah. (Discussion of Pacific herein shall include the operations of Arrow.) Pacific extrudes PVC pipe and PE tubing products with its primary market in the northwestern United States. Pacific offers a number of pipe and tubing products in diameters from 1/2 inch through 15 inches. These products are used for water irrigation and pressure pipe, fiber optic lines, sewer and drain pipe and electronic and telephone duct.

As a result of the Pacific Acquisition, Pacific became a 100% owned subsidiary of the Company and its financial performance is thus consolidated with the Company's for financial reporting purposes for the period subsequent to the acquisition. Cash funds for the Pacific Acquisition and payment for the noncompetition agreements, and to refinance existing Pacific indebtedness, came from debt provided by Bank of America, Oregon ("BofA"), Portland, Oregon. BofA provided $6,448,836 as a revolving credit line ("Pacific Revolver") for Pacific and $1,916,000 as a term loan ("Pacific Term Loan"). The Pacific Revolver requires interest to be paid monthly at the rate of interest publicly announced from time to time by Bank of America National Trust and Savings Association (the "Reference Rate") plus .5%. The Pacific Revolver expires December 31, 1996, with principal due at such time. The total availability under the Pacific Revolver is $7,000,000, subject to borrowing base limitations. The Pacific Term Loan is due on June 1, 2000, with interest payable monthly at the LIBOR Rate plus 2.75%. Principal payments on the Pacific Term Loan are due quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 quarterly thereafter, starting September 1, 1998. Both the Pacific Revolver and the Pacific Term Loan are subject to a loan agreement containing standard covenants, representations and warranties, are secured by all of the assets of Pacific except real property and are guaranteed by the Company. At December 31, 1995, the Company was in violation of various of these covenants. The Company received a waiver from the BofA for each violation.

The Sellers provided $1,700,000 of the total acquisition price in the form of debt financing (the "Sellers' Notes"). The Sellers' Notes provide for 36 monthly payments of principal and interest at a fixed rate of 9% per annum for aggregate payments of approximately $54,059 per month. The Sellers' Notes are obligations of Pacific secured by the stock of Pacific acquired by the Company and are guaranteed by the Company.

The final portion of the purchase price was provided to the Selling Shareholders through the issuance of $700,000 worth of Company Common Stock or 262,210 shares. The holders of such shares have the right, until the shares are registered, to require the Company to repurchase up to 84,210 shares at 80% of market price at the time of the repurchase request.

In addition to the purchase of the Pacific Common Stock, the Company entered into noncompetition agreements with two of the Sellers; Loyal Sorensen and Jarred Thompson. Both agreements provide that neither of Messrs. Sorensen or Thompson will compete with Pacific or the Company for five years and will maintain any confidential information concerning Pacific. As consideration for such noncompetition agreements, Messrs. Sorensen and Thompson received cash of $400,000 and $350,000, respectively.

All of the proceeds from the BofA loans were used to pay the cash portion of the Pacific Acquisition and noncompetition payments, and to refinance existing Pacific indebtedness, along with certain expenses of the Pacific Acquisition. Revenues from Pacific have provided it the ability to pay down the Revolver and thus increase availability thereunder for future working capital needs of Pacific.

As Pacific was not acquired by the Company until July 1995, the Company's operating results are not comparable with prior years.

RESULTS OF OPERATIONS:

Year ended December 31, 1995 compared to 1994:

Net Sales - Net sales for the year ended December 31, 1995, were $51,330,000, an increase of $17,254,000 over net sales of $34,076,000 for the year ended December 31, 1994. The increase in sales is due to the acquisition of Pacific and higher selling prices. Pro forma 1995 net sales were $69,495,000, an increase of $5,389,000 over 1994 pro forma net sales. The increase in pro forma net sales is due primarily to higher selling prices.

Gross Profit - Gross profit as a percentage of net sales was 18.3% for the year ended December 31, 1995, compared to 28.2% for the year ended December 31, 1994. Pro forma gross profits are 17.7% for 1995 and 25.3% for 1994. The primary reason for the decline in the gross profit is fluctuating polyvinyl chloride
(PVC) and polyethylene (PE) raw material prices and the reaction of the plastic pipe market to these price changes. During the first six months of 1995 raw material prices increased, partly due to higher foreign demand. Since part of the price increase was derived from foreign markets, the Company was not able to fully offset the raw material price increases to its domestic customers. During the most recent six-month period ended December 31, 1995, PVC and PE raw material prices decreased significantly. To maintain its market share, the Company was required to lower its prices at the same rate as raw material price changes. As higher priced inventory was sold at the lower market prices, gross profits decreased significantly.

Operating Expenses - Total operating expenses for the year ended December 31, 1995 were $7,680,000, compared to $5,703,000 for the year ended December 31, 1994. Selling expenses for the year ended December 31, 1995, increased $1,479,000 when compared to 1994. The increase in selling expenses is primarily due to the acquisition of Pacific and the increase in net sales described above. The primary selling expenses, shipping and commissions, fluctuate in conjunction with gross sales. General and administrative expenses increased by $498,000 during the year ended December 31, 1995, when compared to 1994. The increase in general and administrative expenses is primarily due to the acquisition of Pacific and higher expenses relating to professional and consulting services and employee compensation. Pro forma 1995 and 1994 total operating expenses were $10,055,000 and $9,210,000, respectively. The increase in pro forma total operating expenses is due to the increase in selling expenses caused by the increase in net sales.

Interest Expense - Interest expense increased by $690,000 during the year ended December 31, 1995, when compared to the same period in 1994. The increase in interest expense is primarily due to higher levels of borrowings primarily related to the Pacific acquisition. Pro forma 1995 and 1994 interest expense were $3,374,000 and $2,722,000, respectively. The increase in pro forma interest expense is due to higher borrowings on the revolving credit loans during the spring and summer of 1995 due to high accounts receivable and inventory levels.

Income Taxes - The income tax provisions for the years ended December 31, 1995 and 1994, were calculated based upon management's estimate of the annual effective rates. The effective income tax rate for fiscal 1995 is lower than the statutory rate because the Company's net operating losses could not be carried back. The effective income tax rate for fiscal 1994 is lower than the statutory rate as a result of a decrease in the deferred income tax valuation primarily due to utilizing federal net operating loss carryforwards to offset current federal taxable income.

Net (Loss) Income - The Company's net loss of $865,000 for the year ended December 31, 1995, compared to the net income of 1,400,000 for the same period in 1994 was primarily due to lower gross profit margins. The pro forma net loss of $505,000 for 1995, compared to the net income of $3,809,000 for 1994 was also primarily due to lower gross margins.

Year ended December 31, 1994 compared to 1993:

Net Sales - The Company had sales of $34,076,000 for the year ended December 31, 1994, compared with sales of $602,000 for the year ended December 31, 1993. The increase in sales is due to the acquisition of Eagle. Pro forma 1993 sales were $25,929,000. The increase in sales, comparing 1994 to 1993 pro forma amounts, is primarily the result of increased sales volume.

Gross Profit - The Company had gross profits of $9,609,000 or 28.2% for the year ended December 31, 1994, compared with a gross profit of $112,000 or 18.7% during the year ended December 31, 1993. The increase in the gross profit is due to the acquisition of Eagle. The Company normally experiences lower gross profit margins in the first and fourth quarters of its fiscal year when there is less demand for its products due to colder weather. During these quarters, Eagle builds up inventory levels for the peak second and third quarters of its fiscal year. Pro forma 1993 gross profit is $6,099,000 or 23.5%. The increase in the gross profit as compared to 1994 amounts is primarily the result of increased sales volume. The increase in the percentage of gross profit is primarily the result of an increase in the price of products sold.

Operating Expenses - Total operating expenses for the year ended December 31, 1994, were $5,703,000 as compared to $799,000 for the year ended December 31, 1993. General and administrative expenses accounted for $1,846,000 in 1994 as compared to $666,000 in 1993. Selling expenses accounted for $3,857,000 in 1994 as compared to $132,000 in 1993. The increase in both general and administrative and selling expenses is due to the acquisition of Eagle. Pro forma 1993 total operating expenses were $5,124,000. The increase in total operating expenses in 1994 actual as compared to 1993 pro forma is due to the increase in sales volume of Eagle.

Interest Expense - The Company had interest expense of $2,243,000 for the year ended December 31, 1994, as compared to $73,000 for the same period in 1993. Interest expense relates primarily to debt secured to finance the acquisition of Eagle and the amortization of the related original issue discount and deferred financing costs. For the year ended December 31, 1994, $973,000 of interest expense related to non-cash elements of the Blair debt as compared to $13,000 in the year ended December 31, 1993. The increase is due to such debt being outstanding for all of 1994. Included in interest expense for the year ended December 31, 1994, is $629,000 for contingent interest pursuant to the lending arrangement with Blair described above. Pro forma 1993 interest expense was $1,615,000. The increase in interest expense in 1994 actual as compared to 1993 pro forma is due to 1993 pro forma interest expense not including contingent interest.

Income Taxes - Income tax expense of $190,000 for the year ended December 31, 1994, relates to Nebraska state income tax and Federal alternative minimum tax as the Company is able to offset federal regular taxable income with its net operating loss carryforwards. No income tax expense was incurred for the year ended December 31, 1993, as the Company incurred a loss for the year. The Company had no pro forma 1993 income tax expense as the Company incurred a loss on a pro forma basis.

Net (Loss) Income - The Company had net income of $1,400,000 for the year ended December 31, 1994, as compared to a net loss of $888,000 for the same period in 1993. As the Company did not acquire Eagle until December 1993, these amounts are not comparable. The Company incurred a net loss for 1993 of $1,042,000 on a pro forma basis. Such pro forma 1993 net loss was a result of lower net profit for Eagle in 1993 as compared to 1994 and the significant loss by the Company in 1993 as a result of not acquiring a revenue generating operation until December 17, 1993.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at December 31, 1995, was $451,000, a decrease of $3,525,000 from working capital of $3,976,000 at December 31, 1994. The decrease in working capital is primarily a result of the Company paying $1,500,000 in cash and paying $1,200,000 on a noninterest bearing note due September 1, 1995, in connection with an agreement to fix the amount of the contingent interest due under the subordinated debt agreement. The agreement also required the Company to enter into a $970,000 noninterest bearing note due September 1, 1996, issue 210,000 shares of the Company's common stock, and issue warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share.

Net cash flows provided by operating activities were $6,199,000 for the year ended December 31, 1995, an increase of $5,361,000 over cash flows provided by operating activities of $838,000 for the year ended December 31, 1995. The increase is primarily due to decreases in accounts receivable and inventory since the acquisition of Pacific.

Net cash flows used in investing activities totaled $6,003,000 and $735,000 for the years ended December 31, 1995 and 1994, respectively. The increase is primarily due to the acquisition of Pacific.

Net cash flows provided by financing activities total $107,000 for the year ended December 31, 1995. The primary sources of cash were additional borrowings on the Company's line of credit and the issuance of long-term debt totaling $3,156,000, which were offset by payments on long-term debt and prepaid interest totaling $2,899,000. Net cash flows used in financing activities totaled $517,000 for the year ended December 31, 1994. The primary use of cash was payments on long-term debt.

The Company has commitments for capital expenditures at Eagle related to expanding its plant to increase capacity. The plant expansion will cost approximately $1.3 million of which $615,000 has already been expended. The Company is planning to fund the expansion through Eagle's revolving line of credit, debt financing, and the sale of Company securities.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or fair value. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe that the adoption of this statement will have a material impact on results of operations or financial position.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

FORWARD-LOOKING INFORMATION:

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; weather factors; resin price volatility; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.



INFLATION:

The Company does not believe that inflation has had a significant impact on the results of its operations.






ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements and Schedules.

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Eagle Pacific Industries, Inc. and Subsidiaries
  (formerly Black Hawk Holdings, Inc. and Subsidiaries)

We have audited the accompanying consolidated balance sheets of Eagle Pacific Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Eagle Pacific Industries, Inc. and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota
March 6, 1996 (April 1, 1996, as to the last paragraph of Note 5)



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY BLACK HAWK HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)                                                                        1995              1994
CURRENT ASSETS:
   Cash and cash equivalents                                                      $     303,043    $           -
   Restricted cash (Note 5)                                                             500,000          500,000
   Accounts receivable, less allowance for doubtful accounts and
     sale discounts of $157,900 and $105,000, respectively                            6,322,387        4,018,700
   Inventories (Note 3)                                                               8,174,957        3,834,246
   Other                                                                                153,118           43,167
                                                                                  -------------    -------------
         Total current assets                                                        15,453,505        8,396,113
                                                                                  -------------    -------------

PROPERTY AND EQUIPMENT, net (Note 4)                                                  9,354,748        6,616,910

OTHER ASSETS:
   Prepaid interest (Note 5)                                                          2,907,880                -
   Goodwill, less accumulated amortization of $172,092 and
     $87,601, respectively                                                            3,202,631        3,287,000
   Deferred financing costs, less accumulated amortization of
     $239,205 and $118,277, respectively                                                541,949          592,877
   Non-compete agreement, less accumulated amortization of  $26,500 (Note 2)            238,500                -
   Cash value of life insurance                                                         218,569          188,272
   Other                                                                                      -          100,000
                                                                                  -------------    -------------
                                                                                      7,109,529        4,168,149
                                                                                  -------------    -------------
                                                                                  $  31,917,782    $  19,181,172
                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable (Note 5)                                                         $   5,521,505    $     916,985
   Accounts payable                                                                   5,252,683        2,038,490
   Accrued liabilities                                                                1,209,321          554,607
   Current maturities of long-term debt (Note 5)                                      3,019,064          910,478
                                                                                  -------------    -------------
            Total current liabilities                                                15,002,573        4,420,560
                                                                                  -------------    -------------

LONG-TERM DEBT, less current maturities (Note 5)                                      5,356,762        3,273,710

SUBORDINATED DEBT (Note 5)                                                            6,386,750        6,152,750

DEFERRED INTEREST PAYABLE (Note 5)                                                            -          624,800

DEFERRED COMPENSATION (Note 6)                                                          263,595          181,905

MINORITY INTEREST                                                                       333,027          497,074

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
   Series A preferred stock, 7% cumulative dividend; convertible; $2 liquidation preference; no par value; authorized 2,000,000 shares;
     issued and outstanding 1,383,500  shares                                         2,767,000        2,767,000
   Undesignated stock, $.01 per share 18,000,000 shares authorized, none issued and outstanding
   Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 4,152,940 and 3,583,230 shares, respectively                 41,529           35,832
   Additional paid-in capital                                                        32,757,381       31,261,979
   Unearned compensation on stock options                                              (204,232)        (306,348)
   Accumulated deficit                                                              (30,786,603)     (29,728,090)
                                                                                  -------------    -------------
         Total stockholders' equity                                                   4,575,075        4,030,373
                                                                                  -------------    -------------
                                                                                  $  31,917,782    $  19,181,172
                                                                                  =============    =============

See notes to consolidated financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY BLACK HAWK HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------
                                                     1995            1994

NET SALES                                       $ 51,330,127    $ 34,076,224

COST OF GOODS SOLD                                41,938,244      24,467,365
                                                ------------    ------------
   Gross profit                                    9,391,883       9,608,859
                                                ------------    ------------
OPERATING EXPENSES:
   Selling expenses                                5,335,754       3,856,345
   General and administrative expenses             2,344,284       1,846,170
                                                ------------    ------------
                                                   7,680,038       5,702,515
                                                ------------    ------------
OPERATING INCOME                                   1,711,845       3,906,344
                                                ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense                               (2,932,563)     (2,242,757)
   Minority interest                                  55,297         (95,657)
   Other income                                      136,597          22,504
                                                ------------    ------------
                                                  (2,740,669)     (2,315,910)
                                                ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                 (1,028,824)      1,590,434
INCOME TAX (BENEFIT) EXPENSE (Note 9)               (164,000)        190,000
                                                ------------    ------------
NET (LOSS) INCOME                                   (864,824)      1,400,434
PREFERRED STOCK DIVIDENDS                           (193,689)       (193,289)
                                                ------------    ------------
NET (LOSS) INCOME  APPLICABLE TO COMMON STOCK   $ (1,058,513)   $  1,207,145
                                                ============    ============
NET (LOSS) INCOME PER COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
     Primary                                    $      (0.27)   $       0.27
                                                ============    ============
     Fully diluted                              $      (0.27)   $       0.24
                                                ============    ============
AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:
     Primary                                       3,899,587       4,507,321
     Fully diluted                                 3,899,587       5,890,821


See notes to consolidated financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY BLACK HAWK HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                       UNEARNED
                                SERIES A                                ADDITIONAL   COMPENSATION
                             PREFERRED STOCK           COMMON STOCK        PAID-IN        ON        ACCUMULATED
                           SHARES        AMOUNT     SHARES     AMOUNT      CAPITAL   STOCK OPTIONS    DEFICIT        TOTAL
BALANCE AT
   DECEMBER 31, 1993      1,371,000  $2,742,000    3,566,563  $ 35,665  $30,803,682   $        - $(30,935,235)     $2,646,112

Net income                        -           -            -         -            -            -    1,400,434       1,400,434
Dividends on preferred
   stock                          -           -            -         -            -            -     (193,289)       (193,289)
Issuance of preferred
   stock (Note 8)            12,500      25,000            -         -            -            -            -          25,000
Issuance of common
   stock (Note 8)                 -           -       16,667       167       49,833            -            -          50,000
Common stock options
   granted (Note 8)               -           -            -         -      408,464     (408,464)           -
                 -
Common stock options
   vested (Note 8)                -           -            -         -            -      102,116            -         102,116
                          ---------   -----------  ---------  --------   -----------  ----------   ------------    ----------

BALANCE AT
   DECEMBER 31, 1994      1,383,500     2,767,000  3,583,230    35,832   31,261,979     (306,348) (29,728,090)      4,030,373

Net loss                          -           -            -         -            -           -      (864,824)       (864,824)
Dividends on preferred
   stock                          -           -            -         -            -           -      (193,689)       (193,689)
 Issuance of common
   stock (Note 8)                 -           -      569,710     5,697    1,495,402           -             -       1,501,099
Common stock options
   vested (Note 8)                -           -            -         -            -     102,116             -         102,116
                          ---------   -----------  ---------  --------   -----------  ----------   ------------    ----------
BALANCE AT
   DECEMBER 31, 1995      1,383,500   $ 2,767,000  4,152,940  $ 41,529   $32,757,381  $(204,232)   $(30,786,603)   $4,575,075
                          =========   =========== ==========  ========   ===========  ===========  =============   ==========


See notes to consolidated financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY BLACK HAWK HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                               $     (864,824)     $    1,400,434
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Minority interest                                                                    (55,297)             95,657
     Increase in deferred interest payable                                                      -             624,800
     (Gain) loss on disposal of fixed assets                                                 (544)                265
     Depreciation and amortization                                                      1,336,410           1,038,040
     Loan discount amortization                                                           345,170             234,000
     Prepaid interest amortization                                                        735,619                   -
     Change in assets and liabilities, net of acquisition:
       Accounts receivable - decrease (increase)                                        2,040,037          (1,004,214)
       Inventories - decrease (increase)                                                4,883,583            (902,013)
       Other current assets - decrease (increase)                                         129,341             (17,670)
       Accounts payable -  decrease                                                    (2,227,281)           (599,700)
       Accrued liabilities -  decrease                                                   (111,644)            (31,693)
     Other                                                                                (11,125)                  -
                                                                                   --------------      --------------
         Net cash provided by operating activities                                      6,199,445             837,906
                                                                                   --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Pacific Plastics, Inc. net of cash acquired                             (4,195,035)                  -
   Purchases of property and equipment                                                 (1,171,689)           (748,806)
   Payment under noncompete agreement                                                    (750,000)                  -
   Proceeds from property and equipment disposals                                          13,425              13,312
   Decrease in other assets                                                               100,000                   -
                                                                                   --------------      --------------
         Net cash used in investing activities                                         (6,003,299)           (735,494)
                                                                                   --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable, net                                              $    1,194,284      $      416,985
   Proceeds from long-term debt                                                         1,961,624                   -
   Payment for prepaid interest                                                        (1,500,000)                  -
   Repayment of long-term debt                                                         (1,399,072)           (815,812)
   Issuance of common stock                                                                43,750              50,000
   Issuance of preferred stock, net of offering costs                                           -              25,000
   Payment of preferred stock dividend                                                   (193,689)           (193,289)
                                                                                   --------------      --------------
         Net cash provided by (used in) financing activities                              106,897            (517,116)
                                                                                   --------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      303,043            (414,704)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  -             414,704
                                                                                   --------------      --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $      303,043      $            -
                                                                                   ==============      ==============


See notes to consolidated financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY BLACK HAWK HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Financial Statement Presentation - On July 11, 1995, the Company's shareholders approved the change in the Company's name from Black Hawk Holdings, Inc. to Eagle Pacific Industries, Inc. The consolidated financial statements include the accounts of Eagle Pacific Industries, Inc. and its subsidiaries (the Company). The Company owns 100% of Pacific Plastics, Inc. and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc. (Pacific), Black Hawk Financial Corp. , and Liberty Food Distributors, Inc., of which the latter two are currently inactive, and 91.83% of Eagle Plastics, Inc. (Eagle). All significant intercompany accounts and transactions have been eliminated.

        The minority interest shown in the consolidated financial statements represents the outside stockholders' 8.17% interest in the common equity of Eagle.

        Cash and Cash Equivalents - Cash equivalents consist principally of money market and short-term commercial paper investments with initial maturities of three months or less.

        Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

        Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset using the straight-line method. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements.

        Goodwill - Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows of Eagle.

        Deferred Financing Costs - Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

        Fair Value of Financial Instruments - In accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, management estimates that the carrying value of long-term debt approximates fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying value of all other financial instruments approximate fair value due to the short term nature of the instruments.

        Product Warranty - The Company's products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company's products has a 50-year warranty and another has a lifetime warranty for as long as the original purchaser owns his or her property where this product is installed. The Company has established an accrual for these anticipated future warranty costs.

        Sales - Sales are recorded at the time of shipment of the product.

        Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        Net (loss) income per common share - Primary (loss) income per common and common equivalent share was computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents in 1994 result from the assumed exercise of stock options and warrants using the modified treasury stock method. Such method assumes the exercise of all dilutive options and warrants and the application of the aggregate proceeds as if the funds were first applied to the repurchase of 20% of the outstanding common shares and the remaining balance of the funds were applied to reduce short- or long-term borrowings. Common stock equivalents were not used in 1995 as their effect would have been antidilutive because of the net loss. Fully diluted earnings per common and common equivalent share for the year ended December 31, 1994 was computed based on the assumed exercise of stock options and warrants using the modified treasury stock method and the assumed conversion of the Series A preferred stock.

        Estimates - The preparation of the financial statments in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Significant Vendors - The Company acquires raw materials from various sources. During the years ended December 31, 1995 and 1994, purchases of such raw materials from two vendors totaled 72% and 74%, respectively, of total material purchases.

        New Accounting Standards - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or fair value. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe that the adoption of this statement will have a material impact on results of operations or financial position.

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

        Reclassifications - Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

2.      ACQUISITION OF PACIFIC PLASTICS, INC.

        On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific. Pacific extrudes polyvinyl chloride pipe and polyethylene tubing products which are marketed primarily in the northwestern United States. The purchase price of Pacific was $6,750,000 consisting of $4,350,000 in cash, $1,700,000 in the form of a note to the previous owners of Pacific (Sellers), and 262,210 shares of the Company's common stock valued at $700,000. Because 84,210 shares of the 262,210 shares issued were not registered for public sale by March 1, 1996 the holders have the right to require the Company to repurchase up to 84,210 shares at 80% of market price at the time of the repurchase request. In addition, the Company paid $750,000 in cash to two of the Sellers in exchange for their agreement not to compete with the Company for five years.

        The Company financed the cash portion of the purchase and noncompetition agreements from borrowings on a new revolving credit line (Revolver) and term loan (Term Loan) of $3,184,000 and $1,916,000, respectively. Additional proceeds from the Revolver were used to repay Pacific's existing line of credit. The Revolver requires interest to be paid monthly at the bank's reference rate, as defined, plus .5%. The Revolver expires December 31, 1996. The Term Loan is due on June 1, 2000, with interest payable monthly at the LIBOR rate, plus 2.75%. Principal payments on the Term Loan are due quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 quarterly, thereafter, starting September 1, 1998. Both the Revolver and the Term Loan are subject to a loan agreement containing standard covenants, representations and warranties, are secured by all of the assets of Pacific and its subsidiary, except real property, and are guaranteed by the Company. At December 31, 1995, the Company was in violation of various of these covenants. The Company received a waiver from the respective lenders for each violation.

        The $1,700,000 note payable to the Sellers requires the Company to make 36 monthly payments of principal and interest at a fixed rate of 9% per annum or aggregate payments of $54,059 per month. The Sellers' note is an obligation of Pacific, secured by the stock of Pacific acquired by the Company and is guaranteed by the Company.

        The Company also entered into a three-year and a two-year employment contract with two of the Sellers with whom the Company entered into noncompete agreements. Such contracts provide for base salary and standard benefits. In consideration for entering into such employment contracts, the Company granted each seller stock options to purchase 100,000 shares of the Company's common stock at $3.125 per share.

        This acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of Pacific subsequent to the acquisition. The fair value of the assets acquired less the liabilities assumed exceeded the purchase price by $5,316,000. This excess has been recorded as a reduction to property and equipment and noncompete agreements of $4,831,000 and $485,000, respectively.

        The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Pacific for the years ended December 31, 1995 and 1994, as if the acquisition had occurred at the beginning of 1994. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                                                        Year Ended December 31

                                                                                           1995                 1994
                                                                                          -----                 ----
         Revenues                                                                   $69,495,000          $64,106,000
         Gross profit                                                                12,302,000           16,249,000
         Net (loss) income                                                            (505,000)            3,809,000
         Net (loss) income applicable to common stock                                 (699,000)            3,616,000
         Net (loss) income per common share                                              $(.18)                 $.76


3.      INVENTORIES

                                                                                           1995                 1994
                                                                                           ----                 ----
         Raw materials                                                               $2,485,546          $   978,660
         Finished goods                                                               5,689,411            2,855,586
                                                                                      ---------            ---------
                                                                                     $8,174,957           $3,834,246
                                                                                     ==========           ==========

4.      PROPERTY AND EQUIPMENT

                                                                USEFUL LIFE                 1995                1994
                                                                                            ----                ----
        Land                                                                      $      495,664     $       150,000
        Buildings and leasehold improvements                     5-31 years            1,364,752             574,416
        Machinery and equipment                                  3-15 years            7,955,641           6,346,275
        Transportation equipment                                    5 years              341,447              60,425
        Furniture and fixtures                                    5-8 years              405,748             246,104
        Construction-in-progress                                                         615,298                   -
                                                                                  --------------     ---------------
                                                                                      11,178,550           7,377,220
        Less accumulated depreciation                                                  1,823,802             760,310
                                                                                  --------------     ---------------
                                                                                  $    9,354,748     $     6,616,910
                                                                                  ==============     ===============

5.      DEBT

        At December 31, 1995, Eagle and Pacific had aggregate outstanding borrowings of $5,521,505 under their revolving credit loan agreements which are each $7,000,000 subject to borrowing base restrictions. Each company may borrow up to 80% of "eligible" accounts receivable, as defined, and 50% of "eligible" inventory, as defined. At December 31, 1995, the Company had additional aggregate borrowings available of approximately $2,500,000 which is limited by the borrowing base calculation. Pacific's and Eagle's revolving credit loans expire December 31, 1996 and December 16, 1998, respectively. Pacific's and Eagle's interest is payable monthly at the bank's national base rate plus .5% (9.0% at December 31, 1995) and the bank's national base rate (8.5% at December 31, 1995), respectively. The weighted average interest rate at December 31, 1995 and 1994 was 8.8% and 8.5% respectively. The agreements also include a commitment fee of .20% of the unused portion of the credit loan, payable quarterly. In connection with securing the line of credit at Eagle, the Company was required to place $500,000 in an escrow account. This escrow account has been shown as restricted cash on the consolidated balance sheets. At December 31, 1994, Eagle had outstanding borrowings of $916,985.

        The revolving credit loans are secured by substantially all assets of the Company. Until all obligations of the revolving credit loans and term notes are paid in full, the Company must comply with certain covenants outlined in the loan agreements. The covenants include, but are not limited to, maintenance of net working capital of $1,000,000; a ratio of liabilities, excluding subordinated debt, to net worth, as defined, of not more than 2.40 to 1.0; a debt service coverage ratio of not less than 1.10 and prior approval by the lender for declaring dividends.

       Long-term debt at December 31 consisted of the following:

                                                                                        1995               1994
                                                                                        ----               ----
        Term promissory note (A)                                                 $     3,278,334    $     4,184,188
        Subordinated promissory note (B)                                               6,386,750          6,152,750
        Term promissory note (C)                                                       1,741,000                  -
        Term promissory note (D)                                                       1,486,698                  -
        Note payable (E)                                                                 909,942                  -
        Various installment notes payable (F)                                            959,852                  -
                                                                                 ---------------     --------------
                                                                                      14,762,576         10,336,938
        Less current maturities                                                        3,019,064            910,478
                                                                                 ---------------     --------------
                                                                                   $  11,743,512       $   9,426,460
                                                                                   =============       =============

         (A) Due December 16, 1998; payable $102,583 monthly, including interest at 8.5% until December 1996 and at a rate equal to the two-year U.S. Treasury rate in effect on December 17, 1996 plus 4% thereafter. Secured by substantially all assets of Eagle and subject to the terms and covenants of the credit loan agreement outlined above.

         (B) Due December 31, 2001; payable $500,000 quarterly beginning March 31, 1999 with a final installment of $2,000,000 on December 31, 2001, including interest at 10.4%. This promissory note is subordinated in payment to the Company's line of credit and term promissory note. This agreement requires Eagle to maintain the same debt service coverage and interest coverage ratios of the revolving credit loan. Original issue discount (OID) of $1,590,000 has been netted against the debt and is being accreted over the term of the debt using the effective interest method. This accretion is included in interest expense. At December 31, 1995 and 1994, unaccreted OID was $1,113,250 and $1,347,250, respectively.

                  Pursuant to the terms of the Subordinated Note, after January 1, 1999, the lendor was entitled to receive one or more contingent interest payments based upon the profitability of Eagle. The maximum aggregate amount of the contingent interest payments was to be 87.5% of Eagle's earnings before interest, taxes, depreciation and amortization ("EBITDA") for any four consecutive quarters after January 1, 1998. The contingent interest was being accrued over the period the debt was to be outstanding under the interest method, using an estimate of the EBITDA calculation for the year ended December 31, 1998, based upon the current year's EBITDA. On March 16, 1995, the Company executed an agreement with the lendor whereby the contingent interest requirement was extinguished in exchange for: (i) $1,500,000 in cash, which came from a draw on the Eagle revolving credit line; (ii) $1,200,000 paid on September 1, 1995; (iii) $970,000 to be paid on September 1, 1996; (iv)
                  210,000 shares of the Company's Common Stock; and (v) a three year warrant to purchase 100,000 shares of the Company's Common Stock at $3.00 per share. The present value of the total consideration provided is being amortized over the period the Subordinated Note is outstanding using the interest method. The estimate of the total contingent interest payable used to accrue the contingent interest payable at December 31, 1994 approximated the present value of the total consideration provided pursuant to the March 16, 1995 agreement described above.

         (C) Due June 1, 2000; payable quarterly in the amount of $87,500 for the first 12 quarters starting September 1, 1995, and $212,500 quarterly, thereafter, starting September 1, 1998. Interest is payable monthly at the LIBOR rate plus 2.75%. Secured by substantially all assets of Pacific.

         (D) Due August 1, 1998; payable $54,059 monthly, including interest at 9%. Secured by the stock of Pacific and is guaranteed by the Company.

         (E) Due September 1, 1996, in the amount of $970,000, including imputed interest at 10.7%.

         (F) Due dates ranging from March, 1997 through July, 2001, initially payable $26,092 monthly, including interest at 7.5 to 9.38%. Secured by land and equipment.

These amounts are shown in the consolidated balance sheets under the following captions at December 31:

                                                                 1995                   1994
                                                                 ----                   ----

           Current maturities of long-term debt             $  3,019,064          $      910,478
           Long-term debt, less current maturities             5,356,762               3,273,710
           Subordinated debt                                   6,386,750               6,152,750
                                                               ---------               ---------
                                                             $14,762,576             $10,336,938

Aggregate annual maturities of long-term debt at December 31, 1995 are:

          1996                                  $      3,019,064
          1997                                         2,254,722
          1998                                         2,418,891
          1999                                         2,647,417
          2000                                         2,021,999
          Thereafter                                   3,513,733
                                                ----------------
                                                      15,875,826
          Less unamortized original issue discount     1,113,250
                                                ----------------
                                                $     14,762,576
                                                ================

        At December 31, 1995, the Company was in violation of various of the debt covenants. The Company received a waiver from the respective lenders for each violation.

6.      DEFERRED COMPENSATION

        The Company previously adopted a plan of deferred compensation for a former officer of the Company. Under this plan, the officer will receive $50,000 per year for three years commencing when the Company's annual net income per share equals or exceeds $1.00.

        The Company also has an unfunded deferred compensation agreement which provides upon retirement approximately $570,000. The present value at retirement of total estimated deferred compensation is being accrued over the remaining years of employment to the full eligibility date.

7.      COMMITMENTS AND CONTINGENCIES

        Litigation - The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 1995, the Company is not aware of any material legal proceedings against it or its subsidiaries.

        Leases - The Company has noncancelable operating leases for office space which expire in June 1998 and for certain operating facilities which expire in the years 1997 and 2010. The office lease requires payment of a proportionate share of real estate taxes and building operating expenses. The operating facility leases contain provisions for increasing the monthly rent for changes in the Consumer Price Index, and the lease expiring in 1997 includes two renewal options for a period from 1998 through 2005.


Future minimum lease payments at December 31, 1995 were:

          1996                                                  $     221,000
          1997                                                        221,000
          1998                                                        139,000
          1999                                                        125,000
          2000                                                        125,000
          Thereafter                                                1,187,000
                                                                -------------
                                                                $   2,018,000

        Rent expense under all operating leases was $234,000 and $166,000 for the years ended December 31, 1995 and 1994, respectively. During 1995 and 1994, the Company received $6,000 and $15,000, respectively, of sublease income. This sublease income has reduced the Company's rent expense.

8.      STOCKHOLDERS' EQUITY

        The Company issued 12,500 shares of Series A convertible preferred stock at $2.00 per share during the year ended December 31, 1994. The preferred stock is convertible, at the option of the holder, to common stock at a current conversion ratio of one share of common stock for each share of preferred stock. The Company may force conversion of the preferred stock at any time after the Company's common stock trades in the public market for 20 consecutive days at an average bid and asked price greater than $4.00 per share. The preferred stock has voting rights based on the number of shares of common stock into which the preferred stock is then convertible, and has a liquidation preference to common stock.

        During 1995, the Company issued 262,210, 210,000, 72,500, and 25,000 shares of common stock in connection with the purchase of Pacific, to fix the Blair contingent interest, the acquisition of Eagle stock and the exercise of stock warrants, respectively. During 1994, the Company issued 16,667 shares of common stock in connection with the purchase of equipment.

        The Company's subsidiary, Eagle, has previously granted options to purchase 600,000 shares of Eagle's common stock at $.75 per share, which was $.75 below market value at grant time. The difference between the exercise price and the market value is being amortized as compensation expense over the vesting period of the options, which is December 1994 through December 1997. If such options are exercised, the Company's ownership of Eagle would decrease to 84.39%.

9.      INCOME TAXES

        The provision for income taxes for the years ended December 31, 1995 and 1994 consists of the following:

                                                     1995               1994
                                                     ----               ----
          Current:
              Federal                             $        -          $   50,000
              State                                 (164,000)            140,000
                                                  ----------           ---------
                                                    (164,000)            190,000
          Deferred:                                        -                   -
                                                  ----------           ---------
                                                  $ (164,000)          $ 190,000
                                                  ==========           =========

        Differences between the provisions for income taxes at the federal statutory rate and the recorded provisions for the years ended December 31, 1995 and 1994 are summarized as follows:
                                                      1995            1994
                                                      ----            ----

         Income tax (benefit) expense at
           statutory rate                         $ (362,000)       $ 560,000
         State income taxes                         (222,000)         180,000
         Change in valuation allowance               407,000         (570,000)
         Other                                        13,000           20,000
                                                  ----------       ----------
                                                  $ (164,000)      $  190,000
                                                  ==========       ==========

        As of December 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of approximately $44,400,000. Utilization of these carryforwards may be limited by applicable tax regulations, in particular, Section 382 of the Internal Revenue Code, and these carryforwards expire as follows during years ending December 31 if not utilized to reduce future taxable income:

                      1997                         $10,100,000
                      1998                           6,100,000
                      1999                          11,600,000
                      2000                          11,400,000
                      2001                             300,000
                      2002                             500,000
                      2003                             500,000
                      2004                             700,000
                      2005                           1,600,000
                      2007                             300,000
                      2008                             900,000
                      2010                             400,000


        Net deferred tax assets at December 31, 1995 and 1994 are comprised of the following:

                                                                                  1995                1994
                                                                                  ----                ----
        Current:
          Warranty reserve                                                  $         15,000     $           8,000
          Allowance for doubtful accounts                                             67,000                41,000
          Accrued expenses                                                           154,000                40,000
          Prepaid expenses                                                            12,000                 5,000
          Less valuation allowance                                                  (248,000)              (94,000)
                                                                            ----------------     -----------------
             Net current tax benefit of temporary differences                           $  -     $               -
                                                                            ================     =================

        Noncurrent:
          LIFO inventory recapture                                          $       (599,000)    $               -
          Deferred compensation                                                      207,000               115,000
          Excess of book over tax depreciation                                      (951,000)             (750,000)
          Noncompete agreement                                                       208,000                     -
          Deferred interest payable                                                        -               245,000
          Federal net operating loss carryforwards                                15,181,000            15,054,000
          Federal capital loss carryforward                                          366,000               366,000
          State net operating loss carryforward                                       51,000
          Tax credit carryforward                                                    488,000               536,000
          Other                                                                       30,000                 9,000
          Less valuation allowance                                               (14,981,000)          (15,575,000)
                                                                            ----------------      ----------------
              Net noncurrent tax benefit of temporary differences           $              -      $              -
                                                                            ================      ================

10.     RETIREMENT PLAN

        The Company has a 401(k) plan covering substantially all employees of Eagle. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. The Company is also committed to matching a portion of employees' voluntary contributions. Participants are 100% vested in their own contributions immediately and in the Company's contributions at the end of three years. Total amounts contributed by the Company were $58,999 and $112,942 for the years ended December 31, 1995 and 1994, respectively.

11.     STOCK OPTION PLANS

        The Company has a 1989 and a 1991 stock option plan which provides for the granting of incentive or nonqualified stock options to officers and key employees at an exercise price equal to or less than the fair market value of the shares at the date of grant. Stock option transactions under both plans are summarized as follows:

                                                                  1995                1994
                                                                  ----                ----

         Shares under option at December 31:
             Number of shares                                  198,400             207,250
             Option prices per share                      $.64 - $3.06        $.64 - $2.50
             Shares exercisable                                194,000             168,250
         During the year:
             Options granted                                     2,400              18,000
             Grant price per share                               $3.06               $1.75
             Options exercised                                       -                   -
             Options lapsed                                     11,250                   -
             Exercise prices per share                   $1.25 - $2.25                   -

        In addition, the Company and its subsidiaries have outstanding stock options and warrants issued outside the stock option plans described above. A summary of shares outstanding and activity for the years ended December 31, 1995 and 1994, including the 600,000 shares discussed in
        Note 8, are as follows:

                                                                     1995                1994
                                                                     ----                ----

         Outstanding at December 31:
             Number of shares                                   2,085,438           1,500,438
             Option prices per share                         $.34 - $4.00        $.34 - $4.00
             Shares exercisable                                 1,494,938             712,688
         During the year:
             Shares granted                                       610,000              36,000
             Grant price per share                          $2.50 - $3.13               $1.75
             Shares exercised                                      25,000                   -
             Shares lapsed                                              -              30,000
             Exercise prices per share                              $1.75        $.34 - $2.00


12.    ADDITIONAL CASH FLOW INFORMATION

                                                                          1995         1994
       Noncash investing and financing activities:

             Issuance of notes payable in connection with the
               agreement to fix the contingent interest              $  1,985,325    $       -
             Issuance of common stock in connection with the
               agreement to fix the contingent interest                   642,600            -
             Value of warrants issued in connection with the
               agreement to fix the contingent interest                     6,000            -
             Issuance of common stock in connection with the
               acquisition of Pacific                                     700,000            -
             Issuance of notes payable in connection with the
               acquisition of Pacific                                   1,700,000            -
             Issuance of common stock to acquire additional
               shares of Eagle                                            108,750            -

       Additional cash information:

            Interest paid, including prepaid interest
               to fix the contingent interest                        $  3,311,987    $ 1,664,371
            Income taxes (refunded) paid                                 (121,400)       224,700




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by Item 9 relating to directors is incorporated by reference to the section labeled "Election of Directors" and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled "Compliance with section 16(a) of the Securities Exchange Act," which sections appear in the Registrant's definitive Proxy Statement for its 1996 annual meeting.

         The names, ages and positions of the executive officers of the Company are as follows:

             Name      Age                        Position
             ----      ---                        --------
Harry W. Spell          72       Chairman of the Board and Chief Executive Officer
William H. Spell        39       President, Chief Operating Officer and Director
Bruce A. Richard        65       Vice Chairman of the Board, Secretary, Treasurer, and Director
Patrick M. Mertens      32       Chief Financial Officer

         Harry W. Spell has been Chairman of the Board and CEO of the Company since January 1992. In addition, Mr. Spell is the Chairman of the Board of Discus Corporation, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. Previously, Mr. Spell was involved with the acquisitions of a specialty food products company and a manufacturer of various clothing sportswear. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988 when he reached the mandatory retirement age of 65 and he retired from all positions at Northern States Power Company. Mr. Harry Spell was Senior Vice President, Finance and Chief Financial Officer of Northern States Power Company from May 1983 until April 1988. Mr. Harry Spell currently serves as a director of Appliance Recycling Centers of America, Inc. and Discus Acquisition Corporation, as well as several private organizations.

         William H. Spell has been President and a director of the Company since January 1992. In addition, Mr. Spell is the Chief Executive Officer and a Director of Discus Acquisition Corporation, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. Previously, Mr. Spell was involved with the acquisitions of a specialty food products company and a manufacturer of various clothing sportswear. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard & Co., a regional investment banking firm located in Minneapolis. Mr. Spell serves as a director of Discus Acquisition Corporation and Garment Graphics, Inc. as well as several private organizations. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

         Bruce A. Richard has been a Director of the Company since March of 1992, Secretary, Treasurer since the Summer of 1993 and Vice Chairman since February 1996. He also served as Chief Financial Officer of the Company from mid-1993 to February 1996. In addition, Mr. Richard is the Chief Financial Officer of Discus Acquisition Corporation, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. As a member of the Spell Investment Group, Mr. Richard has been involved in numerous acquisitions and investment activities. He retired as President and Chief Operating Officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and is actively involved in other philanthropic organizations.

         Patrick M. Mertens, who came to the Company last May as Controller of Eagle Plastics, was recently promoted to Chief Financial Officer. From 1986 to May of 1991, he was a Senior Auditor, specializing in manufacturing clients, for Baird, Kurtz & Dobson, CPA's. During his tenure at Baird, Kurtz & Dobson, Mr. Mertens was in charge of the annual audit for Eagle Plastics, Inc. for three years. From 1991 to May of 1995 he was Assistant Controller of ISCO, Inc., a public company that manufactures scientific and environmental instruments. Mr. Mertens has a B.S. degree from Peru, Nebraska State College and an M.B.A. degree from the University of Nebraska.

         Harry W. Spell is William H. Spell's father.


ITEM 10. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for its 1996 annual meeting is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Registrant's definitive Proxy Statement for its 1996 annual meeting is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Executive Compensation - Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its 1996 annual meeting is incorporated herein by reference.


                                                       PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Registrant's 1995 fiscal year.


                                   SIGNATURES

         Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 20, 1996 on its behalf by the undersigned, thereunto duly authorized.

                                    EAGLE PACIFIC INDUSTRIES, INC.


March 20, 1996                      By/s/ Harry W. Spell
                                    ------------------
                                    Harry W. Spell, Chairman of the Board and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints HARRY W. SPELL and WILLIAM H. SPELL his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


March 20, 1996             By/s/ Harry W. Spell
                             ------------------
                             Harry W. Spell, Chairman of the Board,
                             Chief Executive Officer and Director
                             (Principal Executive Officer)

March 20, 1996             By/s/ Patrick M. Mertens
                             ----------------------
                             Patrick M. Mertens
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

March 20, 1996             By/s/ William H. Spell
                             --------------------
                             William H. Spell, Director

March 20, 1996             By/s/ George R. Long
                             ------------------
                             George R. Long, Director

March 20, 1996             By/s/ Richard W. Perkins
                             ----------------------
                             Richard W. Perkins, Director

March 20, 1996             By/s/ Bruce A. Richard
                             --------------------
                             Bruce A. Richard, Director

March 20, 1996             By/s/ Larry D. Schnase
                             --------------------
                             Larry D. Schnase, Director

March 20, 1996             By/s/ G. Peter Konen
                             ------------------
                             G. Peter Konen, Director


                                  EXHIBIT INDEX
                                       TO
                        FORM 10-KSB FOR 1995 FISCAL YEAR

                         EAGLE PACIFIC INDUSTRIES, INC.


   Exhibit
    Number                            Description
    ------                            -----------

      3.1 Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 - File No. 0-18050)

      3.2       Bylaws of the Registrant (Incorporated by reference to Exhibit
                3.2 to the Registrant's Registration Statement on Form S-4 - File No. 33-29511)

     10.1 Registrant's 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 - File No. 33-29511)*

     10.2 Form of Incentive Stock Option Agreement used under 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 - File No. 33-29511)*

     10.3 Form of Nonqualified Stock Option Agreement used under 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 - File No. 33-29511)*

     10.4       Registrant's 1991 Stock Plan (Incorporated by reference to
                Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 - File No. 0-18050)*

     10.5 Lease Agreement dated May 31, 1992, with MET-MINNEAPOLIS VENTURE for property at 2430 Lincoln Centre (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 - File No. 0-18050)

     10.6 Sublease Agreement dated May 1, 1992 with Denver Kaufman for property at 2430 Lincoln Centre (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 File No. 0-18050)

     10.7 Loan Agreement for Revolving Loan and Five-year Term Loan dated December 17, 1993 between Registrant, Eagle Plastics, Inc. and FirsTier Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.8 Revolving Loan Note dated December 17, 1993 in the principal amount of $7,000,000 to the order of FirsTier Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.9 Term Loan Note dated December 17, 1993 in the principal amount of $5,000,000 to the order of FirsTier Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.10 Assignment of Leases dated December 17, 1993 between Eagle Plastics, Inc. and FirsTier Bank, National Association regarding Lease Agreements between: Eagle Plastics, Inc. and Midstate Industrial Company dated July 14, 1992; Eagle Plastics, Inc. and Jerrold C. Kerr dated May 31, 1990; and Eagle Plastics, Inc. and Kerr-Cochran, Inc. dated May 31, 1990; which leases cover the corporate offices, manufacturing facility and storage areas of Eagle Plastics, Inc. and are attached to the Assignment of Leases agreement as Exhibit A (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.11 Pledge Agreement between Registrant, Eagle Plastics, Inc. and FirsTier Bank, National Association dated December 17, 1993 regarding pledge of Eagle Plastics, Inc. assets to secure loans to FirsTier Bank (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.12 Intercreditor and Subordination Agreement dated December 17, 1993 between William Blair Mezzanine Capital Fund, L.P., FirsTier Bank National Association, Registrant and Eagle Plastics, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.13 Tax Sharing Agreement between Registrant and Eagle Plastics, Inc. dated December 17, 1993 (Incorporated by reference to
                Exhibit 10.7 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.14 Amended and Restated Management Services Agreement between Registrant and Eagle Plastics, Inc. dated March 15, 1995 (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.15 Guarantee dated March 16, 1995 by Registrant to secure payment of William Blair Mezzanine Capital Fund, L.P. Senior Subordinated Debenture (Incorporated by reference to Exhibit
                10.6 to the Registrant's Form 10-KSB for the fiscal year ended December 31 1994 - File No. 0-18050)

     10.16 Restated Employment Agreement with William H. Spell dated January 1, 1995 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)*

     10.17 Restated Employment Agreement between George Peter Konen and Eagle Plastics, Inc. dated January 1, 1995 (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)*

     10.18 Deferred Compensation Agreement between Larry Schnase and Eagle Plastics, Inc. dated December 17, 1993 (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)*

     10.19 Eagle Stock Agreement dated December 17, 1993 regarding Eagle Plastics, Inc. Common Stock held by minority shareholders and option holders (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

     10.20 Eagle Plastics, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)*

     10.21 Contract between Union Carbide Corporation and Eagle Plastics, Inc. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.22 Amendment dated January 1, 1996 to Contract between Vista Chemical Company and Eagle Plastics, Inc. (Confidential treatment has been requested on portions of this document)

     10.23 Sales Agreement dated January 1, 1996 between Vista Chemical Company and Arrow Pacific, Inc. (Confidential treatment has been requested on portions of this document)

     10.24 Contract dated December 29, 1995 between Shintech Inc. and the Registrant (Confidential treatment has been requested on portions of this document)

     10.25 Business Loan Agreement for Revolving Loan and Term Loan dated July 10, 1995 between Bank of America Oregon, Pacific Plastics, Inc. and Arrow Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.26 Form of Agreement by and among the Registrant, Pacific Plastics, Inc., Pacific Acquisition Corp., Loyal Sorensen and Jarred Thompson. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.27 Form of Acknowledgement of Closing by and among the Registrant, Pacific Plastics, Inc., Loyal Sorensen and Jarred Thompson (Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated July 10, 1995 File No. 0-18050)

     10.28 Security Agreement dated July 10, 1995 between Pacific Plastics, Inc. and Bank of America Oregon (Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.29 Security Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc. and Bank of America Oregon (Incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.30 Continuing Guaranty dated July 10, 1995 of Registrant in favor of Bank of America Oregon (Incorporated by reference to Exhibit
                10.6 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.31 Tax Sharing Agreement between Registrant and Pacific Plastics, Inc. dated July 10, 1995 (Incorporated by reference to Exhibit
                10.7 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.32 Management Services Agreement between Registrant and Pacific Plastics, Inc. dated July 10, 1995 (Incorporated by reference to
                Exhibit 10.8 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.33 Management Services Agreement between Eagle Plastics, Inc. and Pacific Plastics, Inc. dated July 10, 1995 (Incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.34 Promissory Note and Stock Pledge Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc., former shareholders, Registrant and Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.35 Registration Rights Agreement dated July 10, 1995 between the Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharron Thompson (Incorporated by reference to Exhibit 10.15 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.36 Plan of Recapitalization dated March 16, 1995 among Registrant, William Blair Mezzanine Capital Fund, L.P. ("Blair") and Eagle Plastics, Inc. ("Eagle") (Incorporated by reference to Exhibit
                10.29 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.37 Debenture Acquisition Agreement dated March 16, 1995 among Registrant, Blair and Eagle (Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 File No. 0-18050)

     10.38 Senior Subordinated Debenture of the Registrant dated March 16, 1995, in the principal amount of $7,500.00 in favor of Blair (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.39 Registration Agreement dated March 16, 1995 between Registrant and Blair (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.40 Consent and First Amendment to InterCreditor and Subordination Agreement dated March 16, 1995 between Blair and Firstier Bank, National Association (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

     10.41 Restated Employment Agreement between Larry Schnase and Eagle Plastics, Inc. dated January 1, 1995 (Incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)*

     21.0       Subsidiaries of Registrant

                Subsidiary                           State of Incorporation
                ----------                           ----------------------
                Eagle Plastics, Inc.                       Nebraska
                Black Hawk Financial Corp.                 Minnesota
                Liberty Food Distributors Inc.             Minnesota
                Pacific Plastics, Inc.                     Oregon
                Arrow Pacific Plastics, Inc.
                  (a subsidiary of Pacific Plastics, Inc.) Utah

     25 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-KSB

     27         Financial Data Schedule

* Foster rule compensatory plan or arrangement.