Form 10-Q
period 1996-03-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1996-05-13
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended: MARCH 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes __X__     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1996: 4,152,940 shares of Common Stock, $.01 par value per share.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX
- -------------------------------------------------------------------------------


                                                                            PAGE


PART 1 - FINANCIAL INFORMATION

 Item 1 - Consolidated Condensed Balance Sheets - March 31, 1996
          and December 31, 1995 (Unaudited)                                  2

          Consolidated Condensed Statements of Operations - Three
          Months Ended March 31, 1996 and 1995 (Unaudited)                   3

          Consolidated Condensed Statements of Cash Flows - Three
          Months Ended March 31, 1996 and 1995 (Unaudited)                   4

          Notes to Consolidated Condensed Financial Statements (Unaudited)   5

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

PART II - OTHER INFORMATION                                                  8



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1996 AND DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                                                                                 1996             1995
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $       --      $    303,043
   Restricted cash                                                                   --           500,000
   Accounts receivable, less allowance for doubtful accounts and
     sale discounts of $283,100 and $157,900, respectively                     12,465,222       6,322,387
   Inventories                                                                  7,368,297       8,174,957
   Other                                                                          193,196         153,118
                                                                             ------------    ------------
         Total current assets                                                  20,026,715      15,453,505

PROPERTY AND EQUIPMENT, net                                                     9,860,305       9,354,748

OTHER ASSETS:
   Prepaid interest                                                             2,759,530       2,907,880
   Goodwill, less accumulated amortization of $193,184 and
     $172,092, respectively                                                     3,181,539       3,202,631
   Other                                                                        1,036,269         999,018
                                                                             ------------    ------------
                                                                                6,977,338       7,109,529
                                                                             ------------    ------------
                                                                             $ 36,864,358    $ 31,917,782
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                             $  7,465,692    $  5,521,505
   Accounts payable                                                             7,623,280       5,252,683
   Accrued liabilities                                                          1,261,393       1,209,321
   Current maturities of long-term debt                                         3,085,055       3,019,064
                                                                             ------------    ------------
            Total current liabilities                                          19,435,420      15,002,573

LONG-TERM DEBT, less current maturities                                         4,828,607       5,356,762

SUBORDINATED DEBT                                                               6,445,250       6,386,750

OTHER LONG-TERM  LIABILITIES                                                      653,164         596,622

STOCKHOLDERS' EQUITY (Note 8):
   Series A preferred stock, 7% cumulative dividend; convertible;
     $2 liquidation preference; no par value; authorized 2,000,000 shares;
     issued and outstanding 1,383,500  shares                                   2,767,000       2,767,000
   Undesignated stock, par value $.01 per share; authorized 18,000,000 shares, none issued and outstanding
   Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 4,152,940 shares                                       41,529          41,529
   Additional paid-in capital                                                  32,757,381      32,757,381
   Unearned compensation on stock options                                        (178,404)       (204,232)
   Accumulated deficit                                                        (29,885,589)    (30,786,603)
                                                                             ------------    ------------
         Total stockholders' equity                                             5,501,917       4,575,075
                                                                             ------------    ------------
                                                                             $ 36,864,358    $ 31,917,782
                                                                             ============    ============


See accompanying notes to consolidated condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------
                                                   1996            1995

NET SALES                                      $ 15,942,013    $ 9,111,720

COST OF GOODS SOLD                               11,785,538      7,132,228
                                               ------------    -----------
   Gross profit                                   4,156,475      1,979,492

OPERATING EXPENSES:
   Selling expenses                               1,687,324        991,122
   General and administrative expenses              730,470        562,114
                                               ------------    -----------
                                                  2,417,794      1,553,236

OPERATING INCOME                                  1,738,681        426,251

NON-OPERATING EXPENSE                              (772,244)      (579,123)
                                               ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   966,437       (152,867)

INCOME TAX (EXPENSE) BENEFIT                        (17,000)        10,000
                                               ------------    -----------

NET INCOME (LOSS)                                   949,437       (142,867)

PREFERRED STOCK DIVIDENDS                           (48,423)       (48,423)
                                               ------------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK   $    901,014    $  (191,290)
                                               ============    ===========

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
     Primary                                   $        .17    $      (.05)
                                               ============    ===========
     Fully diluted                             $        .14    $      (.05)
                                               ============    ===========

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:
     Primary                                      5,606,190      3,632,119
     Fully diluted                                6,989,690      3,632,119



See accompanying notes to consolidated condensed financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------

                                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   949,437    $  (142,867)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Minority interest                                           37,369         (7,443)
     Depreciation and amortization                              401,368        223,512
     Loan discount amortization                                 113,007        103,986
Prepaid interest amortization                                   148,350        156,195
     Change in operating assets and liabilities              (2,953,583)    (4,577,365)
     Other                                                       (7,485)          --
                                                            -----------    -----------
         Net cash used in operating activities               (1,311,537)    (4,243,982)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (827,582)      (110,049)
   Proceeds from restricted cash                                500,000           --
                                                            -----------    -----------
         Net cash used in investing activities                 (327,582)      (110,049)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable, net                         1,944,187      4,579,093
   Proceeds from long-term debt                                  29,950           --
       Repayment of long-term debt                             (589,638)      (220,389)
   Issuance of common stock                                        --           43,750
   Payment of preferred stock dividend                          (48,423)       (48,423)
                                                            -----------    -----------
         Net cash provided by financing activities            1,336,076      4,354,031
                                                            -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (303,043)          --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                303,043           --
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      --      $      --
                                                            ===========    ===========


See accompanying notes to consolidated condensed financial statements.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1.       PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at March 31, 1996 and the results of its operations for the three month periods ended March 31, 1996 and 1995 and its cash flows for the three month periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1995.


2.       ACQUISITION OF PACIFIC PLASTICS, INC.

         On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. (Pacific). The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Pacific during the three months ended March 31, 1995 as if the acquisition had occurred at the beginning of 1995. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 1995
                                                      --------------
         Revenues                                       $17,639,000
         Gross profit                                     3,280,000
         Net income                                          93,000
         Net income applicable to common stock               45,000
         Net income per common share                    $       .01


3.       INVENTORY

                                   MARCH 31,            DECEMBER 31,
                                     1996                  1995
                                  -----------           -----------
         Raw materials            $ 1,902,067           $ 2,485,546
         Finished goods             5,466,230             5,689,411
                                  -----------           -----------
                                  $ 7,368,297           $ 8,174,957
                                  ===========           ===========

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

         A summary of supplemental cash flow information and non-cash financing activities for the three months ended March 31, is as follows:

                                                                    1996         1995
                                                                    ----         ----
         Interest paid, including prepaid interest to fix
           the contingent interest                               $  292,981   $1,837,667
         Issuance of notes payable in connection with the
             agreement to fix the contingent interest                  --      1,985,325
         Issuance of common stock in connection with the
             agreement to fix the contingent interest                  --        642,600
         Value of warrants issued in connection with the
             agreement to fix the contingent interest                  --          6,000



5.       SUBSEQUENT EVENTS

         The Company entered into an agreement whereby it will receive state and federal governmental financing assistance in the form of a low-interest loan of $260,000 and a performance-based grant of $240,000 for the purchase of equipment in Hastings, Nebraska relating to a plant expansion. In addition, the Company has received approval from city officials for a performance-based grant of $220,000, however the formal agreement has not yet been signed. The Company is also in the process of restructuring it's credit facilities. The restructuring will consist of $1,500,000 of new common equity which was completed on May 8, 1996, the partial buy-back of the Eagle minority interest, and the consolidation of Eagle and Pacific's revolving credit loans and term notes.



Item 2 - Management's Discussion and Analysis

INTRODUCTION:

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

RESULTS OF OPERATIONS:

Three months ended March 31, 1996 compared to 1995:

NET SALES - Net sales for the three months ended March 31, 1996, were $15,942,000, an increase of $6,830,000 over net sales of $9,112,000 for the three months ended March 31, 1995. The increase in sales is due to the acquisition of Pacific and increased volume as selling prices are significantly lower than a year ago. 1996 net sales decreased $1,697,000, when compared to 1995 pro forma net sales of $17,639,000. The decrease is entirely due to lower selling prices as pounds sold during the first quarter of 1996 are higher than the first quarter, 1995 pro forma results.

GROSS PROFIT - Gross profit as a percentage of net sales was 26.1% for the three months ended March 31, 1996, compared to 21.7% and 18.6% for the three months ended March 31, 1995 and the same period pro forma results, respectively. The increase in the gross profit is primarily due to the stabilization of polyvinyl chloride (PVC) and polyethylene (PE) raw material prices during the first quarter of 1996 and reductions in manufacturing costs per pound due to the increase in pounds produced and shipped.

OPERATING EXPENSES - Total operating expenses for the three months ended March 31, 1996 were $2,418,000, compared to $1,553,000 for the three months ended March 31, 1995. The increase in operating expenses is primarily due to the acquisition of Pacific. The first quarter 1996 operating expenses were consistent with the same period 1995 pro forma operating expenses of $2,405,000.

INTEREST EXPENSE - Interest expense increased to $749,000 during the three months ended March 31, 1996, compared to $587,000 for the same period in 1995. The increase in interest expense is primarily due to higher levels of borrowings primarily related to the Pacific acquisition. Pro forma 1995 interest expense was $780,000. The decrease in 1996 interest expense compared to 1995 pro forma interest expense is due to lower borrowings on the revolving credit loans due to lower accounts receivable and inventory levels compared to 1995 pro forma accounts receivable and inventories.

INCOME TAXES - The income tax provisions for the three months ended March 31, 1996 and 1995, were calculated based upon management's estimate of the annual effective rates. The effective income tax rate for fiscal 1996 is lower than the statutory rate as a result of a decrease in the deferred income tax valuation primarily due to utilizing federal net operating loss carryforwards to offset current federal taxable income. The effective income tax rate for fiscal 1995 is lower than the statutory rate because the Company's net operating losses could not be carried back and realization of any benefits from the 1995 loss was uncertain.

NET INCOME (LOSS) - The Company has net income of $949,000 for the three months ended March 31, 1996, compared to the net loss of $143,000 and net income of $93,000 for the three months ended March 31, 1995, and the same period pro forma results, respectively. The improved profitability is primarily attributable to higher gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at March 31, 1996, was $591,000, an increase of $140,000 from working capital of $451,000 at December 31, 1995. The increase in working capital is primarily due to the first quarter 1996 profits. Accounts receivable is significantly higher at March 31, 1996 compared to December 31, 1995 due to the Company's Spring dating program. The Spring dating program offers extended terms to selected customers during the winter months in order to keep the Company's plants operating at or near capacity.

Net cash flows used by operating activities were $1,312,000 and $4,244,000 for the three months ended March 31, 1996 and 1995, respectively. The improved operating cashflows is primarily due to increased profits and smaller net changes in operating assets and liabilities.

Net cash flows used in investing activities totaled $328,000 and $110,000 for the three months ended March 31, 1996 and 1995, respectively. The increase is primarily due to higher capital expenditures related to the plant expansion at Eagle.

Net cash flows provided by financing activities total $1,336,000 and $4,354,000 for the three months ended March 31, 1996 and 1995, respectively. The primary sources of cash were additional borrowings on the Company's line of credit, which were partially offset by payments on long-term debt.

The Company has commitments for capital expenditures at Eagle related to expanding its plant to increase capacity. The plant expansion will cost approximately $1.3 million of which $1,123,000 has already been expended through March 31, 1996. The Company is planning to fund the expansion through Eagle's revolving line of credit, debt financing, and the sale of Company securities.

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

    None

ITEM 5 - Other Information

    None

ITEM 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits. See "Exhibit Index" immediately following the signature page of this form 10-Q.

    (b) Reports on Form 8-K.  None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    William H. Spell
    President


By  /s/ Patrick M. Mertens
    Patrick M. Mertens
    Chief Financial Officer


Dated: May 9, 1996



                                  EXHIBIT INDEX



    Exhibit             Description
    Number

      11                Earnings Per Share Schedule

      27                Financial Data Schedule