Form 10-Q
period 1996-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1996-08-13
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended: JUNE 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1996: 6,331,690 shares of Common Stock, $.01 par value per share.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

   Item 1 -  Consolidated Condensed Balance Sheets - June 30, 1996
             and December 31, 1995 (Unaudited)                                3

             Consolidated Condensed Statements of Operations - Three
             and Six Months Ended June 30, 1996 and 1995 (Unaudited)          4

             Consolidated Condensed Statements of Cash Flows - Six
             Months Ended June 30, 1996 and 1995 (Unaudited)                  5

             Notes to Consolidated Condensed Financial Statements (Unaudited) 6

   Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

PART II - OTHER INFORMATION                                                   9



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                 1996            1995
                                                                             ------------    ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $       --      $    303,043
   Restricted cash                                                                   --           500,000
   Accounts receivable, less allowance for doubtful accounts and
     sale discounts of $201,200 and $157,900, respectively                      9,745,964       6,322,387
   Inventories                                                                  6,864,456       8,174,957
   Other                                                                          292,758         153,118
                                                                             ------------    ------------
       Total current assets                                                    16,903,178      15,453,505

PROPERTY AND EQUIPMENT, net                                                    10,463,458       9,354,748

OTHER ASSETS:
   Prepaid interest                                                             1,566,708       2,907,880
   Goodwill, less accumulated amortization of $214,275 and
     $172,092, respectively                                                     3,623,530       3,202,631
   Other                                                                          960,002         999,018
                                                                             ------------    ------------
                                                                                6,150,240       7,109,529
                                                                             ------------    ------------
                                                                             $ 33,516,876    $ 31,917,782
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                             $  7,510,250    $  5,521,505
   Accounts payable                                                             3,763,946       5,252,683
   Accrued liabilities                                                          1,370,967       1,209,321
   Current maturities of long-term debt                                         1,916,648       3,019,064
                                                                             ------------    ------------
       Total current liabilities                                               14,561,811      15,002,573
                                                                             ------------    ------------

LONG-TERM DEBT, less current maturities                                         8,020,409       5,356,762

SUBORDINATED DEBT                                                               3,902,250       6,386,750

OTHER LONG-TERM LIABILITIES                                                       375,867         596,622

 STOCKHOLDERS' EQUITY:
   Series A preferred stock, 7% cumulative dividend; convertible;
     $2 liquidation preference, no par value; authorized 2,000,000 shares;
     issued and outstanding 50,000 and 1,383,500 shares, respectively             100,000       2,767,000
   Undesignated stock, par value $.01 per share, authorized 18,000,000
     shares; none issued and outstanding                                             --              --
   Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 6,365,975 and 4,152,940 shares, respectively           63,660          41,529
   Additional paid-in capital                                                  36,908,188      32,757,381
   Unearned compensation on stock options                                        (151,912)       (204,232)
   Accumulated deficit                                                        (30,263,397)    (30,786,603)
                                                                             ------------    ------------
       Total stockholders' equity                                               6,656,539       4,575,075
                                                                             ------------    ------------
                                                                             $ 33,516,876    $ 31,917,782
                                                                             ============    ============


See accompanying notes to consolidated condensed financial statements.





EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                              ----------------------------    ----------------------------
                                                  1996           1995             1996            1995
                                              ------------    ------------    ------------    ------------
NET SALES                                     $ 18,174,787    $  9,165,018    $ 34,116,800    $ 18,276,738


COST OF GOODS SOLD                              13,337,957       7,028,435      25,123,495      14,160,663
                                              ------------    ------------    ------------    ------------
  Gross profit                                   4,836,830       2,136,583       8,993,305       4,116,075

OPERATING EXPENSES:
  Selling expenses                               1,934,666       1,005,759       3,621,990       1,996,881
  General and administrative expenses              677,118         498,082       1,407,588       1,060,196
                                              ------------    ------------    ------------    ------------
                                                 2,611,784       1,503,841       5,029,578       3,057,077
                                              ------------    ------------    ------------    ------------

OPERATING INCOME                                 2,225,046         632,742       3,963,727       1,058,998

NON-OPERATING EXPENSE                              747,580         673,925       1,519,824       1,253,048
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                             1,477,466         (41,183)      2,443,903        (194,050)

INCOME TAX (EXPENSE) BENEFIT                       (96,000)          2,600        (113,000)         12,600
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE  EXTRAORDINARY LOSS         1,381,466         (38,583)      2,330,903        (181,450)

EXTRAORDINARY LOSS ON DEBT PREPAYMENTS,
   less income tax benefit of $90,000            1,718,854            --         1,718,854            --
                                              ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                 (337,388)        (38,583)        612,049        (181,450)

PREFERRED STOCK DIVIDENDS                          (40,421)        (48,422)        (88,844)        (96,845)
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                $   (377,809)   $    (87,005)   $    523,205    $   (278,295)
                                              ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary
    Income (loss) before extraordinary loss   $        .28    $       (.02)   $        .41    $       (.07)
                                              ============    ============    ============    ============
    Extraordinary loss on debt prepayments            (.36)           --              (.31)           --
                                              ------------    ------------    ------------    ------------
    Net income (loss)                         $       (.08)   $       (.02)   $        .10    $       (.07)
                                              ============    ============    ============    ============


  Fully diluted
    Income (loss) before extraordinary loss   $        .22    $       (.02)   $        .33    $       (.07)
                                              ============    ============    ============    ============
    Extraordinary loss on debt prepayments            (.28)           --              (.24)           --
                                              ------------    ------------    ------------    ------------
    Net income (loss)                         $       (.06)   $       (.02)   $        .09    $       (.07)
                                              ============    ============    ============    ============

AVERAGE COMMON AND  COMMON EQUIVALENT
  SHARES  OUTSTANDING
  Primary                                        4,756,652       3,818,230       5,610,425       3,726,987
                                              ============    ============    ============    ============
  Fully diluted                                  6,062,710       3,818,230       7,180,615       3,726,987
                                              ============    ============    ============    ============



See accompanying notes to consolidated condensed financial statements.




EAGLE PACIFIC PLASTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                    1996           1995
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                             $   612,049    $  (181,450)
   Adjustments necessary to reconcile net income (loss)
       to net cash used in operating activities:
     Extraordinary loss on debt prepayments                        1,718,853           --
     Minority interest                                                90,389        (10,215)
     Depreciation and amortization                                   791,608        504,596
     Loan discount amortization                                      189,819        233,275
     Prepaid interest amortization                                   257,140        304,545
     Change in operating assets and liabilities                   (3,489,806)    (2,263,494)
     Other                                                             7,150        (19,191)
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities       177,202     (1,431,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (1,779,280)      (190,356)
   Purchase of minority interest                                    (519,749)          --
   Proceeds from restricted cash                                     500,000           --
   Proceeds from sale of property and equipment                       16,285           --
                                                                 -----------    -----------
           Net cash used in investing activities                  (1,782,744)      (190,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                          1,422,500         43,750
   Proceeds from exercise of stock options                            24,063           --
     Payment of preferred stock dividend                             (88,844)       (96,845)
   Proceeds from long-term debt                                    8,029,950           --
   Repayment of long-term debt                                    (9,528,778)      (444,568)
   Payment for prepaid interest                                         --       (1,500,000)
   Payment for debt issuance costs                                  (545,137)          --
   Net borrowings under note payable                               1,988,745      3,619,953
                                                                 -----------    -----------
           Net cash provided by financing activities               1,302,499      1,622,290
                                                                 -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (303,043)          --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     303,043           --
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      --      $      --
                                                                 ===========    ===========


See accompanying notes to consolidated condensed financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


1.       PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at June 30, 1996 and the results of its operations for the six and three month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-KSB for the year ended December 31, 1995.


2.       ACQUISITION OF PACIFIC PLASTICS, INC.

         On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. (Pacific). The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Pacific during the six and three months ended June 30, 1995 as if the acquisition had occurred at the beginning of 1995. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.


                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30, 1995     JUNE 30, 1995
                                            ------------------  ----------------
         Revenues                               $18,802,000       $36,441,000
         Gross profit                             3,747,000         7,027,000
         Net loss                                  (183,000)          (90,000)
         Net loss applicable to common stock       (232,000)         (187,000)
         Net loss per common share              $      (.06)      $      (.05)


3.       INVENTORY

                                       JUNE 30,           DECEMBER 31,
                                         1996                1995
                                     ------------         -----------
         Raw materials               $  2,287,476         $ 2,485,546
         Finished goods                 4,576,980           5,689,411
                                     ------------         -----------
                                     $  6,864,456         $ 8,174,957
                                     ------------         -----------


4.       STOCKHOLDERS' EQUITY

         The Company's preferred shareholders' converted 1,333,500 shares of preferred stock in exchange for 1,524,035 shares of common stock during the second quarter of fiscal 1996.

         During the second quarter of fiscal 1996, the Company issued 600,000, 19,000, 1,524,035, and 70,000 shares of common stock for a new private equity offering, the acquisition of additional shares of Eagle Plastics, Inc. stock, the conversion of 1,333,500 shares of preferred stock, and the exercise of stock options, respectively.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

         A summary of supplemental cash flow information and non-cash financing activities for the six months ended June 30, is as follows:

                                                                                     1996                 1995
                                                                                 ------------          ----------
         Interest paid, including prepaid interest to fix the
           contingent interest                                                   $    959,725          $2,243,288
         Issuance of notes payable in connection with the
             agreement to fix the contingent interest                                     --            1,985,325

         Issuance of common stock in connection with the
             agreement to fix the contingent interest                                     --              642,600
         Value of warrants issued in connection with the
             agreement to fix the contingent interest                                     --                6,000

         Issuance of common stock in exchange for Preferred stock                   2,667,000                 --
         Issuance of common stock in exchange for Eagle stock                          59,375                 --



6.       FINANCIAL RESTRUCTURING

         In May 1996, the Company repurchased $3.0 million of it's subordinated debt which generated an extraordinary loss of $1,718,854, net of income taxes. The Company issued a three year warrant to purchase 215,000 shares of the Company's common stock in consideration for the subordinated debt repurchase. In conjunction with the repurchase, the Company obtained $1.5 million of new common equity, an additional $3.4 million of term notes, and the Company repurchased approximately one-half of the Eagle minority interest. The additional term notes were obtained through a bank refinancing which consolidated the Eagle and Pacific term notes and revolving credit loans into a $8.0 million term note and a $16.5 million revolving credit loan.

7.       PERFORMANCE-BASED GRANT

         The Company finalized an agreement whereby it will receive a performance-based grant relating to a plant expansion of $220,000 from the city of Hastings, Nebraska.



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

RESULTS OF OPERATIONS:

NET SALES - Net sales for the three months ended June 30, 1996, were $18,175,000, an increase of $9,010,000 over net sales of $9,165,000 for the three months ended June 30, 1995. Net sales for the six months ended June 30, 1996, were $34,117,000, an increase of $15,840,000 over net sales of $18,277,000 for the six months ended June 30, 1995. The increase in sales is due to the acquisition of Pacific as selling prices are significantly lower than the same periods a year ago. Net sales for 1996 decreased $627,000 and $2,324,000, when compared to the three and six months 1995 pro forma net sales. The decrease is entirely due to lower selling prices as pounds sold during the first six months of 1996 are approximately 10% higher than the six months, 1995 pro forma results.

GROSS PROFIT - Gross profit as a percentage of net sales was 26.6% and 26.4% for the three and six months ended June 30, 1996, respectively, compared to 23.3% and 22.5% for the three and six months ended June 30, 1995, respectively. The increase in the gross profit is primarily due to the stabilization of polyvinyl chloride (PVC) and polyethylene (PE) raw material prices during the first half of 1996 and reductions in manufacturing costs per pound, due to increases in pounds produced and shipped.

OPERATING EXPENSES - Total operating expenses for the three and six months ended June 30, 1996 increased $1,108,000 and $1,973,000, respectively, compared to the same periods in 1995. The increase in operating expenses is primarily due to the acquisition of Pacific. Operating expenses decreased $415,000 and $402,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods 1995 pro forma operating expenses. The decreases are primarily due to salary and wage savings from consolidation of administrative staff after the Pacific acquisition.

INTEREST EXPENSE - Interest expense decreased $7,000 and increased $155,000 during the three and six months ended June 30, 1996, compared to the same periods in 1995. Interest expense decreased $226,000 and $256,000 during the three and six months ended June 30, 1996, compared to the same periods 1995 pro forma results. The decrease in the second quarter as well as the decrease in the three and six month pro forma results is due to the financial restructuring in the second quarter of 1996, lower borrowings on the revolving credit loans and lower interest rates. The six month increase in interest is due to the Pacific acquisition and is partially offset by the financial restructuring, lower borrowings on the revolving credit loans and lower interest rates.

INCOME TAXES - The income tax provisions for the three and six months ended June 30, 1996 and 1995, were calculated based upon management's estimate of the annual effective rates. The effective income tax rate for fiscal 1996 is lower than the statutory rate as a result of a decrease in the deferred income tax valuation primarily due to utilizing federal net operating loss carryforwards to offset current federal taxable income. The effective income tax rate for fiscal 1995 is lower than the statutory rate because the Company's net operating losses could not be carried back and realization of any benefits from the 1995 loss was uncertain.

NET INCOME (LOSS) - The Company incurred a net loss of $337,000 and net income of $612,000 for the three and six months ended June 30, 1996, respectively, compared to a net loss of $38,000 and $181,000 for same periods in 1995. The Company had a pro forma net loss of $232,000 and $187,000 for the three and six month periods ended June 30, 1995. The 1996 results include a $1,719,000 one-time extraordinary loss on debt prepayments. The improved profitability is primarily attributable to the recent stabilization of the plastic resin market, which contributed to higher gross profit margins, and a decline in operating expenses as a percent of sales.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 30, 1996, was $2,341,000, an increase of $1,890,000 from working capital of $451,000 at December 31, 1995. The increase in working capital is primarily due to a reduction in the current maturities of long-term debt as a result of the financial restructuring. Accounts receivable is significantly higher at June 30, 1996 compared to December 31, 1995 due to higher sales and the Company's Spring dating program. The Spring dating program offers extended terms to selected customers during the winter months in order to keep the Company's plants operating at or near capacity.

Net cash flows provided by operating activities was $177,000 compared to net cash flows used in operating activities of $1,432,000 for the six months ended June 30, 1996 and 1995, respectively. The improved operating cashflows is primarily due to increased profits prior to the extraordinary loss, partially offset by a decrease in operating assets.

Net cash flows used in investing activities totaled $1,783,000 and $190,000 for the six months ended June 30, 1996 and 1995, respectively. The increase is primarily due to higher capital expenditures related to the plant expansion at Eagle.

Net cash flows provided by financing activities total $1,303,000 and $1,622,000 for the six months ended June 30, 1996 and 1995, respectively. The primary sources of cash were additional borrowings on the Company's line of credit, proceeds from long-term debt, and issuance of common stock which were partially offset by payments on long-term debt.

The Company believes that the funds to be generated from its operations, together with funds available under its $16.5 million line of credit will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

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


Dated: August 9, 1996



                                  EXHIBIT INDEX



   Exhibit                       Description
    Number

      11                Earnings Per Share Schedule

      27                Financial Data Schedule