Form 10-Q
period 1996-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1996-11-01
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

               For the quarterly period ended: SEPTEMBER 30, 1996

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

                                                            Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1996: 6,409,190 shares of Common Stock, $.01 par value per share.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 -  Consolidated Condensed Balance Sheets - September 30, 1996
             and December 31, 1995 (Unaudited)                                3

             Consolidated Condensed Statements of Operations - Three
             and Nine Months Ended September 30, 1996 and 1995 (Unaudited)    4

             Consolidated Condensed Statements of Cash Flows - Nine
             Months Ended September 30, 1996 and 1995 (Unaudited)             5

             Notes to Consolidated Condensed Financial Statements (Unaudited) 6

   Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

PART II - OTHER INFORMATION                                                   9



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                                                 1996             1995
                                                                                    ------------     ------------

                                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    641,290     $    303,043
   Restricted cash                                                                          --            500,000
   Accounts receivable, less allowance for doubtful accounts and
     sale discounts of $285,900 and $157,900, respectively                             9,035,894        6,322,387
   Inventories                                                                         6,999,595        8,174,957
   Other                                                                                 361,269          153,118
                                                                                    ------------     ------------
       Total current assets                                                           17,038,048       15,453,505

PROPERTY AND EQUIPMENT, net                                                           10,461,057        9,354,748

OTHER ASSETS:
   Prepaid interest                                                                    1,477,698        2,907,880
   Goodwill, less accumulated amortization of $238,261 and
     $172,092, respectively                                                            3,599,545        3,202,631
   Other                                                                                 964,701          999,018
                                                                                    ------------     ------------
                                                                                       6,041,944        7,109,529
                                                                                    ------------     ------------
                                                                                    $ 33,541,049     $ 31,917,782
                                                                                    ============     ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                    $  5,087,913     $  5,521,505
   Accounts payable                                                                    5,633,519        5,252,683
   Accrued liabilities                                                                 1,473,063        1,209,321
   Current maturities of long-term debt                                                1,934,004        3,019,064
                                                                                    ------------     ------------
       Total current liabilities                                                      14,128,499       15,002,573
                                                                                    ------------     ------------
LONG-TERM DEBT, less current maturities                                                7,530,278        5,356,762

SUBORDINATED DEBT                                                                      3,937,350        6,386,750

OTHER LONG-TERM LIABILITIES                                                              413,221          596,622

STOCKHOLDERS' EQUITY:
   Series A preferred stock, 7% cumulative dividend; convertible; $2 liquidation preference, no par value; authorized 2,000,000 shares;
     issued and outstanding 18,750 and 1,383,500 shares, respectively                     37,500        2,767,000
   Undesignated stock, par value $.01 per share, authorized 18,000,000
     shares; none issued and outstanding                                                    --               --
   Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 6,401,690 and 4,152,940 shares, respectively                  64,017           41,529
   Additional paid-in capital                                                         36,970,331       32,757,381
   Unearned compensation on stock options                                               (125,086)        (204,232)
   Accumulated deficit                                                               (29,415,061)     (30,786,603)
                                                                                    ------------     ------------
       Total stockholders' equity                                                      7,531,701        4,575,075
                                                                                    ------------     ------------
                                                                                    $ 33,541,049     $ 31,917,782
                                                                                    ============     ============

See accompanying notes to consolidated condensed financial statements.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS                      NINE MONTHS
                                                     ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                   1996             1995             1996             1995
                                               ------------     ------------     ------------     ------------

NET SALES                                      $ 18,395,181     $ 19,038,421     $ 52,511,981     $ 37,315,159

COST OF GOODS SOLD                               14,226,118       16,494,901       39,349,613       30,655,564
                                               ------------     ------------     ------------     ------------
  Gross profit                                    4,169,063        2,543,520       13,162,368        6,659,595

OPERATING EXPENSES:
  Selling expenses                                1,939,443        1,789,828        5,561,434        3,786,709
  General and administrative expenses               703,475          499,657        2,111,063        1,559,853
                                               ------------     ------------     ------------     ------------
                                                  2,642,918        2,289,485        7,672,497        5,346,562
                                               ------------     ------------     ------------     ------------

OPERATING INCOME                                  1,526,145          254,035        5,489,871        1,313,033

NON-OPERATING EXPENSE                               636,918          774,027        2,156,741        2,027,075
                                               ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                889,227         (519,992)       3,333,130         (714,042)

INCOME TAX EXPENSE                                   39,600           12,600          152,600             --
                                               ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE  EXTRAORDINARY LOSS            849,627         (532,592)       3,180,530         (714,042)

EXTRAORDINARY LOSS ON DEBT PREPAYMENTS,
   less income tax benefit of $90,000                  --               --          1,718,854              --
                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                   849,627         (532,592)       1,461,676         (714,042)

PREFERRED STOCK DIVIDENDS                            (1,291)         (48,421)         (90,135)        (145,266)
                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS ) APPLICABLE TO
  COMMON STOCK                                 $    848,336     $   (581,013)    $  1,371,541     $   (859,308)
                                               ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary
    Income (loss) before extraordinary loss             .11             (.14)             .50             (.22)
    Extraordinary loss on debt prepayments
                                                       --               --               (.27)            --
                                               ------------     ------------     ------------     ------------
    Net income (loss)                          $        .11     $       (.14)    $        .23     $       (.22)
                                               ============     ============     ============     ============

  Fully diluted
    Income (loss) before extraordinary loss    $        .11     $       (.14)    $        .44     $       (.22)
    Extraordinary loss on debt prepayments
                                                       --               --               (.24)            --
                                               ------------     ------------     ------------     ------------
    Net income (loss)                          $        .11     $       (.14)    $        .20     $       (.22)
                                               ============     ============     ============     ============

AVERAGE COMMON AND  COMMON EQUIVALENT
  SHARES  OUTSTANDING
  Primary                                         7,544,367        4,054,788        6,255,037        3,835,722
                                               ============     ============     ============     ============
  Fully diluted                                   7,606,121        4,054,788        7,259,968        3,835,722
                                               ============     ============     ============     ============

See accompanying notes to consolidated condensed financial statements.



EAGLE PACIFIC PLASTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                                  1996            1995
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  1,461,676     $   (714,042)
   Adjustments necessary to reconcile net income (loss)
       to net cash used in operating activities:
     Extraordinary loss on debt prepayments                                  1,718,854             --
     Minority interest                                                         120,089          (16,865)
     Depreciation and amortization                                           1,212,361          909,737
     Loan discount amortization                                                260,088          365,039
     Prepaid interest amortization                                             346,150          452,895
     Change in operating assets and liabilities                             (1,011,718)         475,482
     Other                                                                         105          (28,244)
                                                                          ------------     ------------
           Net cash provided by operating activities                         4,107,605        1,444,002

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Pacific Plastics, Inc., net of cash acquired                       --         (4,195,035)
   Purchase of property and equipment                                       (2,139,070)        (321,416)
   Payment under noncompete agreement                                             --           (750,000)
   Purchase of minority interest                                              (519,749)            --
   Proceeds from restricted cash                                               500,000             --
   Decrease in other assets                                                       --            100,000
   Proceeds from sale of property and equipment                                 36,484           14,700
                                                                          ------------     ------------
           Net cash used in investing activities                            (2,122,335)      (5,151,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                    1,422,500           43,750
   Proceeds from exercise of stock options                                      24,063             --
     Payment of preferred stock dividend                                       (90,135)        (145,266)
   Proceeds from long-term debt                                              8,029,950        1,961,624
   Repayment of long-term debt                                             (10,001,552)        (939,877)
   Payment for prepaid interest                                                   --         (1,500,000)
   Payment for debt issuance costs                                            (598,257)            --
   Net borrowings under note payable                                          (433,592)       4,561,117
                                                                          ------------     ------------
           Net cash (used in) provided by financing activities              (1,647,023)       3,981,348
                                                                          ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      338,247          273,599

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               303,043             --
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    641,290     $    273,599
                                                                          ============     ============

See accompanying notes to consolidated condensed financial statements




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

1.      PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-KSB for the year ended December 31, 1995.


2.      ACQUISITION OF PACIFIC PLASTICS, INC.

        On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. (Pacific). The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Pacific during the nine months ended September 30, 1995 as if the acquisition had occurred at the beginning of 1995. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                     NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1995
                                                     ------------------
         Revenues                                       $55,480,000
         Gross profit                                     9,570,000
         Net loss                                          (622,000)
         Net loss applicable to common stock               (768,000)
         Net loss per common share                           $ (.19)


3.       INVENTORY

                                           SEPTEMBER 30,        DECEMBER 31,
                                               1996                 1995
                                           -------------        ------------
         Raw materials                     $  2,056,317         $ 2,485,546
         Finished goods                       4,943,278           5,689,411
                                           -------------        ------------
                                           $  6,999,595         $ 8,174,957
                                           -------------        ------------


4.      STOCKHOLDERS' EQUITY

        During the second and third quarters of fiscal 1996, the Company issued 600,000, 19,000, 1,559,750, and 70,000 shares of common stock for a new private equity offering, the acquisition of additional shares of Eagle Plastics, Inc. stock, the conversion of 1,364,750 shares of preferred stock, and the exercise of stock options, respectively.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

        A summary of supplemental cash flow information and non-cash financing activities for the nine months ended September 30, is as follows:

                                                                           1996             1995
                                                                       ----------        ----------
         Interest paid, including prepaid interest to fix the
           contingent interest                                         $1,413,764        $2,773,181

         Issuance of notes payable in connection with the
             agreement to fix the contingent interest                        --           1,985,325

         Issuance of common stock in connection with the
             agreement to fix the contingent interest                        --             642,600

         Value of warrants issued in connection with the
             agreement to fix the contingent interest                        --               6,000

         Issuance of common stock in connection with the
              acquisition of Pacific                                         --             700,000

         Issuance of notes payable in connection with the
              acquisition of Pacific                                         --           1,700,000

         Issuance of common stock in exchange for Preferred stock       2,729,500              --

         Issuance of common stock in exchange for Eagle stock              59,375              --


6.      FINANCIAL RESTRUCTURING

        In May 1996, the Company repurchased $3.0 million of it's subordinated debt which generated an extraordinary loss of $1,718,854, net of income taxes. The Company issued a three year warrant to purchase 215,000 shares of the Company's common stock in consideration for the subordinated debt repurchase. In conjunction with the repurchase, the Company obtained $1.5 million of new common equity and an additional $3.4 million of term notes, and the Company repurchased approximately one-half of the Eagle minority interest. The additional term notes were obtained through a bank refinancing which consolidated the Eagle and Pacific term notes and revolving credit loans into a $8.0 million term note and a $16.5 million revolving credit loan.



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

RESULTS OF OPERATIONS:

NET SALES - Net sales for the three months ended September 30, 1996, were $18,395,000, a decrease of $643,000 from net sales of $19,038,000 for the three months ended September 30, 1995. Net sales for the nine months ended September 30, 1996, were $52,512,000, an increase of $15,197,000 over net sales of
$37,315,000 for the nine months ended September 30, 1995. Net sales for 1996 decreased $2,968,000, when compared to the nine months 1995 pro forma net sales. The decrease in the three month and proforma net sales is entirely due to lower selling prices as pounds sold during the three and nine months of 1996 are approximately 5% higher than the 1995 three month actual results and nine month 1995 pro forma results. The increase in the nine month actual net sales is due to the acquisition of Pacific and is partially offset by the lower selling prices.

GROSS PROFIT - Gross profit as a percentage of net sales was 22.7% and 25.1% for the three and nine months ended September 30, 1996, respectively, compared to 13.4% and 17.8% for the three and nine months ended September 30, 1995, respectively. The increase in the gross profit is primarily due to the stabilization of polyvinyl chloride (PVC) and polyethylene (PE) raw material costs and selling prices during 1996.

OPERATING EXPENSES - Total operating expenses for the three and nine months ended September 30, 1996 increased $353,000 and $2,326,000, respectively, compared to the same periods in 1995. The increase in the three month results is due to higher selling expenses as a result of the higher sales volume. The increase in the nine month results is primarily due to the acquisition of Pacific as well as the higher sales volume. Operating expenses decreased $49,000 for the nine months ended September 30, 1996 compared to the same period 1995 pro forma operating expenses. The decrease is primarily due to salary and wage savings from consolidation of administrative staff after the Pacific acquisition, partially offset by higher selling expenses as a result of higher sales volume.

INTEREST EXPENSE - Interest expense decreased $237,000 and $81,000 during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Interest expense decreased $493,000 during the nine months ended September 30, 1996 compared to the same period 1995 pro forma results. The decrease is due to the financial restructuring in the second quarter of 1996, lower borrowings on the revolving credit loans and lower interest rates.

INCOME TAXES - The income tax provisions for the three and nine months ended September 30, 1996 and 1995, were calculated based upon management's estimate of the annual effective rates. The effective income tax rate for fiscal 1996 is lower than the statutory rate as a result of a decrease in the deferred income tax valuation primarily due to utilizing federal net operating loss carryforwards to offset current federal taxable income. The effective income tax rate for fiscal 1995 is lower than the statutory rate because the Company's net operating losses could not be carried back and realization of any benefits from the 1995 loss were uncertain.

NET INCOME (LOSS) - The Company generated net income of $850,000 and $1,462,000 for the three and nine months ended September 30, 1996, respectively, compared to a net loss of $533,000 and $714,000 for same periods in 1995. The Company had a pro forma net loss of $622,000 for the nine month period ended September 30, 1995. The 1996 nine month results include a $1,719,000 one-time extraordinary loss on debt prepayments. The improved profitability is primarily attributable to the recent stabilization of the plastic resin market, which contributed to higher gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at September 30, 1996, was $2,910,000, an increase of $2,459,000 from working capital of $451,000 at December 31, 1995. The increase in working capital is primarily due to a reduction in the current maturities of long-term debt as a result of the financial restructuring and a return to profitable results in 1996 versus the losses incurred in 1995.

Net cash flows provided by operating activities was $4,108,000 and $1,444,000 for the nine months ended September 30, 1996 and 1995, respectively. The improved operating cashflows is primarily due to increased profits prior to the extraordinary loss, partially offset by a change in operating assets and liabilities.

Net cash flows used in investing activities totaled $2,122,000 and $5,152,000 for the nine months ended September 30, 1996 and 1995, respectively. The primary use of cash in 1996 relates to capital expenditures for the plant expansion at Eagle. The primary use of cash in 1995 relates to the acquisition of Pacific Plastics, Inc.

Net cash flows used in financing activities total $1,647,000 compared to net cashflows provided by financing activities of $3,981,000 for the nine months ended September 30, 1996 and 1995, respectively. The primary use of cash in 1996 was payments on long-term debt, which was partially offset by additional borrowings on the Company's line of credit, proceeds from long-term debt, and issuance of common stock. The primary source of cash in 1995 was additional borrowings on the Company's line of credit.

The Company believes that the funds to be generated from its operations, together with funds available under its $16.5 million line of credit will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

The Company's principal commitments at September 30, 1996 consisted of obligations under operating leases for facilities and an agreement to purchase land in Utah for approximately $450,000.

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

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    -------------------------------------
       William H. Spell
       President


By  /s/ Patrick M. Mertens
    -------------------------------------
       Patrick M. Mertens
       Chief Financial Officer


Dated: November 1, 1996



                                  EXHIBIT INDEX



   Exhibit
   Number               Description
   ------               -----------

      11                Earnings Per Share Schedule

      27                Financial Data Schedule