Form 10-K
period 1996-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1997-03-31
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to ___________

                         Commission File Number 0-18050

                         EAGLE PACIFIC INDUSTRIES, INC.
             (Exact name of registrant as specified in its Charter)

       MINNESOTA                                         41-1642846
(State of incorporation)                    (I.R.S. Employer Identification No.)

                            333 South Seventh Street
                            2430 Metropolitan Centre
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 371-9650

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                               $.01 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes _X_       No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $14,719,000 (based on closing sale price of $3.13 per share as reported on the Nasdaq Small-Cap Market).

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of February 28, 1997 was 6,443,237.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.


                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Eagle Pacific Industries, Inc., a Minnesota corporation (the "Company"), manufactures and distributes polyvinyl chloride ("PVC") pipe and polyethylene ("PE") tubing products with its primary markets West of the Mississippi River in the United States. These products are used for turf and water irrigation, natural gas, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. Due to the Company's divergent background, a brief company history is provided.

         The Company was incorporated under the laws of the State of Iowa in 1891 under the name Rath Packing Company. Until suspension of its operations in 1984, Rath Packing Company was engaged primarily in the meat processing and packing business. Severe financial problems forced it to file a voluntary petition for reorganization under Chapter 11 of Title XI of the United States Bankruptcy Code on November 1, 1983. By the end of 1984 Rath Packing Company had ceased virtually all operations with a substantial amount of claims unsatisfied.

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

         Following its reorganization in bankruptcy, the Company, and its newly formed subsidiary, Liberty Capital Corp. ("Liberty"), raised capital in a private offering completed on December 30, 1985, (the "Private Placement") in order to provide financing for acquisitions by Liberty.

         During 1988, the Company completed its first two acquisitions, both of which were specialty food distributors. At the end of 1989, the Company changed its strategic direction. The Company sold both of its food distribution businesses and established a new subsidiary, Black Hawk Financial Corp. This subsidiary was engaged in commercial finance secured lending activities.

         During 1991, the Company made an investment of $12,000 to acquire a 48% interest in International Commercial Services, Inc. ("ICS"). As a result of the operating losses sustained by ICS, the Company wrote off this investment. Additionally, the Company advanced $56,000 in loans to ICS. ICS was a start-up sales/marketing company specializing in the food industry and had no prior operating history. Also during the 1991 fiscal year, the Company experienced a management change with the departures of its acting chairman, chief executive officer, president, and a director. After such change in management, the business of the Company was conducted by its board of directors which later appointed a president. The Company attempted to conserve its assets and the board considered alternatives for the Company's future. It was determined that the Company should investigate the possibility of making acquisitions of other entities.

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

         The Company's business focus is to be a holding company owning Eagle and Pacific Common Stock. It is anticipated that if any future acquisitions were made by the Company, they would be in an industry complementary to that of Eagle and Pacific. Eagle, a Nebraska corporation located in Hastings, Nebraska, was established in 1984. Pacific, an Oregon corporation, was established in 1967 with operations located in Hillsboro, Oregon and Midvale, Utah..

PRODUCTS

         PVC pipe has become widely accepted in the building and construction industry. A number of factors have caused this popularity including its low cost, easy installation, lower weight than metal pipe and longer life. As a result, PVC is replacing metal pipe in many construction situations. PE pipe is expanding in its application and market share because of its flexibility and strength.

         The Company's products consist of 1/2 inch to 15 inch PVC pipe and PE tubing for applications in the building and construction industry, turf and water irrigation, natural gas, water wells, fiber optic lines, and electronic and telephone lines. Although the manufacture and sale of PVC pipe and PE tubing is generally viewed as a commodity business with price being the only purchasing consideration, the Company has created brand name recognition for its products while competing on price. The Company also looks for niches to enter, such as PE tubing for turf irrigation, where it can establish itself as the primary supplier and command higher margins. It also adds features to pipes such as quick connect gaskets and longer pipe lengths that allow for easier installation, as well as proprietary marking for brand identification. The following comprise the Company's primary product lines:

         Pure Core(R) is the Company's highest quality PE tubing. It is recognizable by its white center made from virgin PE and its black, protective outer layer made from carbon black enhanced PE. The walls of this premium pipe are 25 percent thicker than called for by both the American Society for Testing and Materials ("ASTM") and National Sanitation Foundation International ("NSFI") standards. This product comes with a 50-year warranty and is pressure tested to 200 psi. Its primary markets and uses include municipal and domestic water service for homes and office, and transporting potable liquids for the chemical and food processing industries.

         Poly-Flo is an all-black PE tubing product which meets the high quality standards set by ASTM and NSFI, yet is offered at a lower price than Pure Core pipe. It is produced from medium-density PE. One of the Company's fastest growing products, green-striped Tough(R) Turf Pipe is included within the Poly-Flo product line. Green-striped Tough Turf Pipe is also available in medium density PE or high density 3408 PE. To the extent it is produced from medium density PE, it is included within the Poly-Flo product line. 3408 high-density pipe products are described below under 3408 Pipe.

         Green-striped Tough Turf Pipe is a popular PE pipe in the lawn irrigation industry. It is co-extruded with two green stripes to permanently identify it as Tough Turf Pipe. This distinct, recognizable marking is unique to Tough Turf Pipe. Part of its popularity is the Tough Lifetime Guarantee against defects in materials and workmanship, covering the replacement cost of the pipe and the related labor. The Company also serves its customers by providing pipe sizing other than the traditional 1 inch diameter -- all with the Tough Lifetime Guarantee, which is valid as long as the original purchaser owns his or her property where Tough Turf Pipe is installed.

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

         3408 Pipe is made from high-density 3408 polyethylene. This product line includes both Tough Turf Main used for the mainline in irrigation systems and green-striped (high density PE) Tough Turf Pipe. Pipe derived from high-density 3408 PE can handle higher pressures than medium density PE tubing. Tough Turf Main is a specialized pipe for the turf irrigation market and its primary use is for the high pressure mainline in sprinkler systems for homes, office buildings, golf courses, and industrial tracts. The 3408 Pipe is also used for under slab heating systems and transporting hot potable liquids and chemicals.

         Utility grade Poly-Flex is a competitively priced utility-grade PE tubing. This product carries a one-year warranty and is tested to 100 psi. Other than transporting potable water, Poly-Flex is suitable for pressure installations. Primary markets and uses include farm water systems, including transporting water to outlying areas for livestock, plumbing/waste water and drainage applications, and irrigation, which is primarily used in home and other low pressure applications.

         Union Carbide has developed a unique PE resin for use in small and medium diameter pipe for gas distribution systems. Natural Gas Pipe is extruded from this special resin and is marked with yellow stripes for quick identification. This pipe is available in diameters up to 4 inches. The Company has concentrated its marketing of Natural Gas Pipe on the after-market side of the business, serving installers and contractors, instead of marketing directly to the utility companies.

         A major use of PVC pipe is transporting water under pressure. The Company has developed several PVC pipe products for application at various points in the water distribution system. A description of pressure pipe products follows.

         (i) PVC(R) WELL CASING. The Company offers a light-weight PVC pipe to be used as casing in water wells. The Well Casing pipe is manufactured out of high quality PVC and meets all NSFI and ASTM standards. As a companion to its Well Casing pipe, the Company also offers a threaded drop pipe for hanging submersible pumps. These heavy duty pipes are made from Schedule 80 PVC and weigh one-seventh of an equivalent metal pipe.

         (ii) PRESSURE PIPE. This versatile pipe is used extensively in water service lines, turf irrigation, water wells, and transporting crude oil and salt water. It comes in diameters from 1/2 inch to 15 inches and in lengths up to 40 feet.

         (iii) WHITE AND GREY SCHEDULE 80. The Company offers an extra strong PVC pipe for demanding industrial applications. Its thick, strong walls stand up to most chemicals, giving it distinct advantages over conventional metal pipe.

         (iv) GASKET JOINT PIPE. Gasket Joint Pipe has a Reiber gasket to assure leak-proof water mains and sewer pipe. Steel reinforced Reiber gaskets are pre-stressed and molded in place to offer a tight and dependable seal. The Company was one of the first in the industry to have the capability to mold the Reiber gasket in place in its PVC pipe producing the distinctive bell end on Gasket Joint Pipe.

         Drain, Waste and Vent Pipe is used inside the home in non-pressurized applications. It carries the NSFI approval, and therefore is a popular product for use as waste drains and vents in the home.

         Sewer Drain Pipe is used for the exterior transportation and storage of waste water. When waste water leaves the home or industrial building, it moves through Sewer Drain Pipe into a municipal sewer system or other reclamation system. Sewer Drain Pipe is available with different wall thicknesses. The thick-walled Sewer Drain Pipe is building code approved and easily identified by its light green color. For rural and non-building code applications, a thin-walled variety of Sewer Drain Pipe is available. These exterior pipes are available in 4 inch through 8 inch diameters and are belled at one end for easy joining. The Reiber gasket system is available on green Sewer Drain Pipe. For leach fields and other similar applications, Sewer Drain Pipe is available with two rows of 5/8 inch holes.

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

         The remainder of PVC and PE products are made up of specialty products. These include snow poles, Fiber SenSys products used in security applications, and several new products designed for the consumer market such as plastic fencing and plastic lumber.

MARKETING AND CUSTOMERS

         The Company markets it products through a combination of independent sales representative companies, factory salespersons, and inside sales/customer service representatives. Independent sales representative companies are primarily assigned geographic territories. Factory salespersons are primarily assigned to specific product lines and customers. The Company's primary markets are west of the Mississippi River in the continental United States.

         The Company offers a wide variety of warranty programs on its products, which have been provided ever since the particular product has been introduced by the Company. These warranties apply to failures in pipe due to defects in material or workmanship. Generally, warranties are for one year, however, the Pure Core product has a fifty year warranty while Tough Turf Pipe has its own unique lifetime warranty, which is valid as long as the original purchaser owns his or her property where Tough Turf Pipe is installed. These warranties extend in scope from replacement of the defective pipe to payment of all costs of replacing the defective pipe, including labor. The Company maintains product liability insurance to cover such warranty claims, but to date, warranty reserves have been sufficient to cover warranty claims.

         In addition to the warranty programs, the Company offers many of the industry-standard promotional sales programs, such as volume rebates and discounts. In addition, the Company offers a frequent buyer program, which is unique to the industry. The frequent buyer program allows customers to select products from a catalogue based on points earned from pipe purchases. The Company believes its officers' and managers' experience, reputation for high quality products and service, and unique promotional programs provide it with a strong position in the plastic pipe industry.

         The Company has a broad and diverse group of customers. There were no sales to a single customer in 1996, 1995, or 1994 which accounted for more than 10% of total net sales of the Company.

COMPETITION

         The plastic pipe industry is estimated at $3.6 billion in annual sales. Although there are many PE tubing and PVC pipe manufacturers that are larger than the Company, most produce large diameter pipe (15 inch to 30 inch). Among producers of small and medium diameter pipe (1/2 inch to 15 inch) like the Company, the Company believes few have greater financial or other resources than the Company. Because of shipping costs, competition is usually regional, instead of national, in scope. Within its primary markets, the Company believes it is one of the largest producers of PE tubing and PVC pipe. However, because extrusion of plastic pipe is not a proprietary process, although equipment intensive, there can be no assurance that current or new competitors will not obtain financial resources sufficient to exceed those of the Company and thus intensify competition. Finally, although the Company believes it has reduced the commodity nature of its business, pricing pressure will continue and could affect the Company's margins.

MANUFACTURING AND SOURCES OF SUPPLIES

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

         All of the Company's manufacturing is performed at three of its facilities in Hastings, Nebraska, Hillsboro, Oregon and Midvale, Utah. It has 34 extrusion lines to produce its PE and PVC products. These extrusion lines are capable of producing pipe from 1/2 inch to 15 inches in diameter. In producing its pipe, the Company acquires its PVC and PE resins in bulk, mainly by rail car. All three of the Company's manufacturing facilities have compound centers for PVC resin. Compounding consists of precisely mixing various waxes, colorants, UV protectants and lubricants to the base PVC resin to create the appropriate compound resin for each extrusion application. By performing its own PVC compounding, the Company has been able to lower its raw material costs.

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

         The Company acquires raw materials from various sources. During the years ended December 31, 1996, 1995 and 1994, purchases of such raw materials from two vendors totaled 61%, 72% and 74%, respectively, of total material purchases. The Company maintains strong relationships with its key raw material vendors to ensure the quality and availability of raw material. The PVC and polyethylene resin industries have maintained capacities well above demand, therefore, the Company is confident that its source of raw materials will be adequate for the foreseeable future.

BUSINESS SEASONALITY

         Due to general weather constraints in the geographic markets that the Company operates in, the demand for the Company's products tends to be seasonal. In an effort to take some of the seasonality out of the business, the Company offers extended spring dating terms to its better paying customers in order to move product during the winter months. Notwithstanding spring dating, the Company experiences fluctuations in sales, accounts receivable, and inventory levels during the year.

BACKLOG

         The Company strives to keep delivery lead times to a minimum in order to meet customer needs. However, due to the seasonality of the business, lead times can occasionally approach 30 days. The backlog on February 28, 1997 was 8,120,000 pounds compared to 8,505,000 pounds on February 29, 1996.

EMPLOYEES

         The Company currently employs 331 employees of which 15 are in administration, 49 in sales and shipping and 267 in manufacturing. None of the Company's employees are represented by a labor union and the Company has never experienced any work stoppages.

ITEM 2.   PROPERTIES

         The Company's executive offices are located in leased office space in Minneapolis, Minnesota. This space is adequate for the operation of the Company's business. The Company's manufacturing and warehouse facilities are located in Hastings, Nebraska, Hillsboro, Oregon, Midvale, Utah, and Baker City, Oregon. The Company both owns and leases portions of its facilities in Hastings, Nebraska. The facilities in Hillsboro, Oregon are owned, while the Midvale, Utah and Baker City, Oregon facilities are leased.

         With the exception of the Midvale, Utah facility, the Company expects that the productive capacity of the owned and leased facilities are sufficient for business requirements in the foreseeable future. The Company is currently in the process of developing a new facility in the Salt Lake Valley area. The Midvale, Utah facility is not located on a rail spur and its size is not adequate to meet current and future demands. The manufacturing facilities, as currently equipped, are operating at approximately 80% of capacity.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is not aware of any material legal proceedings against it or any of its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq Small Cap Market under the symbol "EPII." Prior to September 6, 1994, when the Company became listed on the Nasdaq Small Cap Market, the Company's Common Stock was traded on the National Association of Securities Dealers Over-the- Counter Bulletin Board. The Company's Series A Preferred Stock does not trade. The following table sets forth the high and low bid prices for each fiscal quarter in 1996 and 1995.

                                        High                  Low
Year ended December 31, 1996:
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
   Third quarter                        3-3/8                 1-5/8
   Fourth quarter                       2-1/4                 1-3/8

The bid quotations represent interdealer prices and do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. At February 28, 1997, the Company had approximately 1,880 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES. On November 13, 1996 the Company issued 34,047 shares of common stock to a director in exchange for shares of common stock of Eagle Plastics, Inc. of equivalent value. As an exemption from registration for this transaction, the Company relied upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

ITEM 6.   SELECTED FINANCIAL DATA


YEARS ENDED DECEMBER 31,              1996            1995            1994             1993            1992
--------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
  Net sales                      $ 65,280,138    $ 51,330,127    $ 34,076,224    $    602,466    $       --
  Gross profit                     15,173,356       9,391,883       9,608,859         112,361            --
  Operating expenses               10,044,450       7,680,038       5,702,515         798,622         767,854
  Operating income(loss)            5,128,906       1,711,845       3,906,344        (686,261)       (767,854)
  Interest expense                  2,637,341       2,932,563       2,242,757          73,483            --
  Other income                         46,533         136,597          22,504          18,138          51,879
  Income(loss) from
    continuing operations           3,479,313        (864,824)      1,400,434        (682,839)       (690,557)
  Extraordinary loss               (1,728,353)           --              --          (205,000)           --
  Net income(loss)                  1,750,960        (864,824)      1,400,434        (887,839)       (690,557)
  Net income(loss) applicable
    to common stock                 1,660,169      (1,058,513)      1,207,145        (893,414)       (690,557)

  Primary earnings(loss) per
    common and common
    equivalent share:
    Income(loss) from
      continuing operations      $       0.52    $      (0.27)   $       0.27    $      (0.21)   $      (0.20)
    Extraordinary loss                  (0.26)           --              --             (0.06)           --
                                 ------------    ------------    ------------    ------------    ------------
                                 $       0.26    $      (0.27)   $       0.27    $      (0.27)   $      (0.20)
                                 ============    ============    ============    ============    ============


  Fully diluted earnings(loss)
    per common and common
    equivalent share:
    Income(loss) from
      continuing operations      $       0.49    $      (0.27)   $       0.24    $      (0.21)   $      (0.20)
    Extraordinary loss                  (0.24)           --              --             (0.06)           --
                                 ------------    ------------    ------------    ------------    ------------
                                 $       0.25    $      (0.27)   $       0.24    $      (0.27)   $      (0.20)
                                 ============    ============    ============    ============    ============


  Weighted average number of
    common and common
    equivalent shares
    outstanding                     6,607,124       3,899,587       4,507,321       3,349,693       3,369,206

DECEMBER 31,                          1996            1995            1994            1993            1992
FINANCIAL POSITION:
  Working capital                $  1,126,244    $    450,932    $  3,975,553    $  2,326,948    $    608,122
  Total assets                     35,426,564      31,917,782      19,181,172      17,827,025         649,421
  Long-term and subordinated
    debt                           11,008,012      11,743,512       9,426,460      10,094,231            --
  Deferred liabilities                 72,384         263,595         806,705         135,677            --
  Stockholders' equity              8,024,004       4,575,075       4,030,373       2,646,112         612,971


All share and per share information has been adjusted to reflect the four-for-one reverse stock split in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Consolidated Statement of Operations as percentages of net revenues:

                                              1996       1995       1994
                                             ------     ------     ------
Net sales                                    100.0%     100.0%     100.0%
Cost of goods sold                            76.8       81.7       71.8
Gross Profit                                  23.2       18.3       28.2
Operating expenses                            15.4       15.0       16.7
Operating income                               7.9        3.3       11.5
Other income (expense)                        (4.1)      (5.3)      (6.8)
Income (loss) before income taxes and
    extraordinary loss                         3.8       (2.0)       4.7
Income tax (benefit) expense                  (1.5)      (0.3)       0.6
Income (loss) before extraordinary loss        5.3       (1.7)       4.1
Extrordinary loss on debt prepayments          2.6         --         --
Net Income (loss)                              2.7%      (1.7)%      4.1%

         On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc. (Pacific). As Pacific was not acquired by the Company until July 1995, operating results may not be comparable with prior years. Pro forma results, reflecting operations as if the acquistion had occurred at the beginning of 1994 are provided in Note 2 of the financial statements. A discussion of the pro forma results is made whenever it is deemed to enhance the reader's understanding of the Company's operating results.

         Eagle Pacific Industries posted record net sales in 1996, rising 27% from 1995 to 1996 and by 51% from 1994 to 1995. Higher volumes, primarily due to the acquisition of Pacific, were responsible for the growth in revenues. The increase in volume in 1996 was partially offset by weak sales in the fourth quarter of 1996 due to severe winter weather in the Pacific Northwest. Pounds sold rose 40% from 1995 to 1996 and by 46% from 1994 to 1995. The discrepancies between sales in dollars and pounds is due to vastly different pricing situations that existed between the three years being analyzed. Prices in 1996 were at recent history lows, 1995 prices reached record high levels, and 1994 prices rose steadily throughout the year. On a pro forma basis, sales in dollars decreased 6% from 1995 to 1996 and increased 8% from 1994 to 1995, while sales in pounds increased 5% and 1%, respectively. The small pro forma sales increases in pounds are due to capacity constraints at the Company's three manufacturing facilities.

         The increase in the gross profit as a percentage of net sales from 1995 to 1996 is primarily due to the stabilization of polyvinyl chloride (PVC) and polyethylene (PE) raw material costs and selling prices during 1996. The primary reason for the decline in the gross profit as a percentage of net sales from 1994 to 1995 is fluctuating PVC and PE raw material prices and the reaction of the plastic pipe market to these price changes during 1995. During the first six months of 1995 raw material prices increased, partly due to higher foreign demand. Since part of the price increase was derived from foreign markets, the Company was not able to fully pass along the raw material price increases to its domestic customers. During the last six months of 1995, PVC and PE raw material prices decreased significantly due to an abrupt halt in foreign demand. To maintain its market share, the Company was required to lower its prices at the same rate as raw material price changes. As higher priced inventory was sold at the lower market prices, gross profits decreased significantly. During 1994, the Company enjoyed record gross profits as a percentage of net sales due to steadily rising prices throughout the year. The Company was able to fully pass along the raw material price increases to its customers since the increases were created from strong domestic demand.

         The increase in operating expenses as a percentage of net sales from 1995 to 1996 is primarily due to lower selling prices in 1996, partially offset by administrative efficiencies gained from the Pacific acquisition. The decrease in operating expenses as a percentage of net sales from 1994 to 1995 is due to higher selling prices in 1995 and administrative efficiencies gained from the Pacific acquisition. Operating expenses as a percentage of sales on a pro forma basis were 14.4% for 1994 and 1995. The increase in operating expenses from the 1994 and 1995 pro forma results to 1996 is due to lower selling prices in 1996 compared to 1994 and 1995.

         Interest expense decreased from 1995 to 1996 due to the debt refinancing, described below, and new common equity obtained in the spring of 1996, which allowed the Company to eliminate 40% of the high cost subordinated debt and related non-cash interest amortization. The increase in interest expense from 1994 to 1995 is due to the debt incurred from the Pacific acquisition.

         The income tax provisions for 1996, 1995 and 1994, were calculated based upon management's estimate of the annual effective rates, reduced by federal net operating loss (NOL) carryforwards utilized and state tax credits, as well as in 1996 NOL carryforwards expected to be used in future periods. Due to more profitable operations and future expected profits, an income tax benefit of $1,000,000 was recorded in 1996 representing a change in the deferred tax asset valuation allowance relating to a portion of the NOL carryforwards which are now expected to be utilized in the future.

         FINANCIAL CONDITION. The Company's financial condition improved due to the strong operating profits and the debt refinancing in 1996, partially offset by higher capital expenditures during the year. The debt refinancing included the payoff of $3.0 million of subordinated debt, resulting in a $1.7 million non-cash charge to operations, net of taxes, representing the write-off of unamortized finance costs and prepaid interest. In addition, the Company obtained $1.5 million of new common equity, converted a majority of its outstanding preferred stock to common stock and consolidated its credit facilities. The restructuring benefited the Company by reducing loan principal and interest payments and dividends, and by improving liquidity through increased borrowing capacity.

         Cash generated from operating activities was $5.8 million in 1996 compared to $6.2 million and $840,000 in 1995 and 1994, respectively. Profits and depreciation and amortization were the primary sources of cash generated from operating activities in 1996. Cash generated from operating activities in 1995 resulted from of a $4.9 million reduction of inventory acquired in the Pacific acquisition.

         The Company used $3.5 million, $6.0 million, and $735,000 for investing activities in 1996, 1995, and 1994, respectively. The primary uses of cash were capital expenditures in 1996 and 1994 and the purchase of Pacific in 1995. Capital expenditures increased substantially in 1996 due to the construction of a new polyethylene production facility in Hastings, Nebraska and related equipment additions.

         Cash used for financing activities was $2.6 million and $517,000 in 1996 and 1994, respectively. The Company generated $106,000 from financing activities in 1995. The primary uses of cash in 1996 and 1994 were repayments of long-term debt and the revolving credit loan.

         The Company has commitments for capital expenditures of approximately $400,000 for the purchase of equipment as of December 31, 1996. Sources of liquidity include future operating cashflows, the revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         OUTLOOK. The statements contained in this Outlook section are based on managements current expectations. These statements are forward looking and actual results may differ materially.

         The Company expects the demand for plastic pipe and tubing to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe and tubing of four percent or greater per year through 1998. The Company has historically been able, and expects in the future, to grow at rates substantially in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and inovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth in the higher profit products and geographic regions.

         To fully implement its growth strategy, the Company will be required to look to external sources to fund future capital expenditures and/or acquisitions. The Company expects to spend approximately $5.0 million for capital additions in 1997, as the Company continues its efforts to increase capacities at all three manufacturing facilities to meet current and future demands. If the Company is unable to obtain the external funding needed, growth will be confined to a level that can be supported by internally generated capital.

         The Company's gross margin percentage is a sensitive function of PVC and PE raw material resin prices. In a rising or stable market, margins and sales volume have historically been higher and conversely, in falling markets sales volumes and margins have historically been lower. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very dificult to predict gross margin percentages or assume that historical trends will continue.

         The Company's net operating loss carryforwards (NOLs) are available through the year 2010, however, the majority expire by the year 2000. The actual amount of available NOLs which will be utilized is dependent on future profits and based on current projections, it appears that a portion of the NOLs which expire in 1997-2000 will not be fully utilized.

         The Company's future results of operations and the other forward looking statements contained in this Outlook section, in particular the statements regarding growth in the plastic pipe industry, capital spending and resin prices, involve a number of risks and uncertainties. In addition to the factors discussed above, the other factors that could cause actual results to differ materially are the following: business conditions and the general economy, competitive factors, such as major capacity increases from competition, and weather factors.

         The Company believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, and profits are all influenced by a number of factors, as discussed above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Index to Financial Statements and Schedules.

CONSOLIDATED FINANCIAL STATEMENTS                 PAGE NUMBER


Independent Auditors' Report                           14
Consolidated Statements of Operations                  15
Consolidated Balance Sheets                            16
Consolidated Statements of Stockholders' Equity        17
Consolidated Statements of Cash Flow                   18
Notes to Consolidated Financial Statements             19



INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
 of Eagle Pacific Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Eagle Pacific Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Eagle Pacific Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/  Deloitte & Touche LLP
--------------------------
     Deloitte & Touche LLP



Minneapolis, Minnesota
February 14, 1997



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------------------
                                                     1996            1995            1994
NET SALES                                       $ 65,280,138    $ 51,330,127    $ 34,076,224

COST OF GOODS SOLD                                50,106,782      41,938,244      24,467,365
                                                ------------    ------------    ------------
  Gross profit                                    15,173,356       9,391,883       9,608,859
                                                ------------    ------------    ------------

OPERATING EXPENSES:
  Selling expenses                                 7,113,184       5,335,754       3,856,345
  General and administrative expenses              2,931,266       2,344,284       1,846,170
                                                ------------    ------------    ------------
                                                  10,044,450       7,680,038       5,702,515
                                                ------------    ------------    ------------

OPERATING INCOME                                   5,128,906       1,711,845       3,906,344
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                (2,637,341)     (2,932,563)     (2,242,757)
  Minority interest                                  (68,470)         55,297         (95,657)
  Other income                                        46,533         136,597          22,504
                                                ------------    ------------    ------------
                                                  (2,659,278)     (2,740,669)     (2,315,910)
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                           2,469,628      (1,028,824)      1,590,434

INCOME TAX (BENEFIT) EXPENSE (NOTE 9)             (1,009,685)       (164,000)        190,000
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS            3,479,313        (864,824)      1,400,434

EXTRAORDINARY LOSS ON DEBT PREPAYMENTS,
  LESS INCOME TAX BENEFIT OF $80,500 (NOTE 5)      1,728,353            --              --
                                                ------------    ------------    ------------

NET INCOME (LOSS)                                  1,750,960        (864,824)      1,400,434

PREFERRED STOCK DIVIDENDS                            (90,791)       (193,689)       (193,289)
                                                ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON          $  1,660,169    $ (1,058,513)   $  1,207,145
  STOCK                                         ============    ============    ============

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE OUTSTANDING:
Primary:
  Income (loss) before extraordinary loss       $       0.52    $      (0.27)   $       0.27
  Extraordinary loss on debt prepayments               (0.26)           --              --
                                                ------------    ------------    ------------
  Net income (loss)                             $       0.26    $      (0.27)   $       0.27
                                                ============    ============    ============

Fully diluted:
  Income (loss) before extraordinary loss       $       0.49    $      (0.27)   $       0.24
  Extraordinary loss on debt prepayments               (0.24)           --              --
                                                ------------    ------------    ------------
  Net income (loss)                             $       0.25    $      (0.27)   $       0.24
                                                ============    ============    ============

AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
  Primary                                          6,607,124       3,899,587       4,507,321
  Fully diluted                                    7,332,050       3,899,587       5,890,821
See notes to consolidated financial statements.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)                                                                  1996            1995
CURRENT ASSETS:
  Cash and cash equivalents                                                 $       --      $    303,043
  Restricted cash                                                                   --           500,000
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $195,100 and $157,900, respectively                      6,373,994       6,322,387
  Inventories (Note 3)                                                        10,279,169       8,174,957
  Deferred income taxes (Note 9)                                                 340,000            --
  Other                                                                          196,482         153,118
                                                                            ------------    ------------
          Total current assets                                                17,189,645      15,453,505

PROPERTY AND EQUIPMENT, NET (Note 4)                                          11,486,019       9,354,748
OTHER ASSETS:
  Prepaid interest (Note 5)                                                    1,388,688       2,907,880
  Goodwill, less accumulated amortization of $262,500 and
   $172,100, respectively                                                      3,650,298       3,202,631
  Deferred financing costs, less accumulated amortization of
    $239,200 and $367,300, respectively                                          866,418         541,949
  Deferred income taxes (Note 9)                                                 660,000            --
  Non-compete agreement, less accumulated amortization
    of $79,500 and $26,500, respectively (Note 2)                                185,496         238,500
  Other                                                                             --           218,569
                                                                            ------------    ------------
          Total other assets                                                   6,750,900       7,109,529
                                                                            ------------    ------------
                                                                            $ 35,426,564    $ 31,917,782
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable (Note 5)                                                     $  4,649,102    $  5,521,505
  Accounts payable                                                             8,020,368       5,252,683
  Accrued liabilities                                                          1,442,180       1,209,321
  Current maturities of long-term debt (Note 5)                                1,951,751       3,019,064
                                                                            ------------    ------------
          Total current liabilities                                           16,063,401      15,002,573

LONG-TERM DEBT, less current maturities (Note 5)                               7,035,562       5,356,762
SUBORDINATED DEBT (Note 5)                                                     3,972,450       6,386,750
DEFERRED COMPENSATION (Note 6)                                                    72,384         263,595
MINORITY INTEREST                                                                258,763         333,027
COMMITMENTS AND CONTINGENCIES (Note 7)                                              --              --
STOCKHOLDERS' EQUITY (Note 8):
  Series A preferred stock, 7% cumulative dividend; convertible;
    $2 liquidation preference; no par value; authorized 2,000,000 shares;
    issued and outstanding 18,750 and 1,383,500 shares, respectively              37,500       2,767,000
  Undesignated stock, $.01 per share; authorized 18,000,000 shares;
     none issued and outstanding                                                    --              --
  Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 6,443,237 and 4,152,940 shares, respectively          64,432          41,529
  Additional paid-in capital                                                  37,211,090      32,757,381
  Unearned compensation on stock options                                         (96,241)       (204,232)
  Notes receivable from officers and employees for purchase of
     common stock                                                                (66,343)           --
  Accumulated deficit                                                        (29,126,434)    (30,786,603)
                                                                            ------------    ------------
          Total stockholders' equity                                           8,024,004       4,575,075
                                                                            ------------    ------------
                                                                            $ 35,426,564    $ 31,917,782
                                                                            ============    ============
See notes to consolidated financial statements




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                          Series A                                                      Additional
                                                      Preferred Stock                        Common Stock                Paid-in
                                                Shares               Amount            Shares            Amount          Capital
                                           -----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                  1,371,000         $  2,742,000         3,566,563      $     35,665      $ 30,803,682


Net income                                         --                   --                --                --                --

Dividends on preferred stock                       --                   --                --                --                --

Issuance of preferred stock (Note 8)             12,500               25,000              --                --                --

Issuance of common stock (Note 8)                  --                   --              16,667               167            49,833

Common stock options granted (Note 8)              --                   --                --                --             408,464

Common stock options vested (Note 8)
                                                   --                   --                --                --                --
                                           ------------         ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1994                  1,383,500            2,767,000         3,583,230            35,832        31,261,979

Net loss                                           --                   --                --                --                --

Dividends on preferred stock                       --                   --                --                --                --

Issuance of common stock (Note 8)                  --                   --             569,710             5,697         1,495,402

Common stock options vested (Note 8)
                                                   --                   --                --                --                --
                                           ------------         ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1995                  1,383,500            2,767,000         4,152,940            41,529        32,757,381

Net income                                         --                   --                --                --                --

Dividends on preferred stock                       --                   --                --                --                --

Issuance of common stock (Note 8)                  --                   --             730,547             7,305         1,604,807

Conversion of preferred stock                (1,364,750)          (2,729,500)        1,559,750            15,598         2,713,902

Common stock options vested (Note 8)               --                   --                --                --                --

Warrant issued in debt refinancing                 --                   --                --                --             135,000

Stock purchases (Note 8)                           --                   --                --                --                --
                                           ------------         ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1996                     18,750         $     37,500         6,443,237      $     64,432      $ 37,211,090
                                           ============         ============      ============      ============      ============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                Notes Receivable
                                                                from officers and
                                                  Unearned        employees for
                                               Compensation on     purchase of        Accumulated
                                                Stock Options     common stock          Deficit            Total
                                         --------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                           --                 --         $(30,935,235)    $  2,646,112


Net income                                             --                 --            1,400,434        1,400,434

Dividends on preferred stock                           --                 --             (193,289)        (193,289)

Issuance of preferred stock (Note 8)                   --                 --                 --             25,000

Issuance of common stock (Note 8)                      --                 --                 --             50,000

Common stock options granted (Note 8)          $   (408,464)              --                 --

Common stock options vested (Note 8)
                                                    102,116               --                 --            102,116
                                               ------------       ------------       ------------     ------------

BALANCE AT DECEMBER 31, 1994                       (306,348)              --          (29,728,090)       4,030,373

Net loss                                               --                 --             (864,824)        (864,824)

Dividends on preferred stock                           --                 --             (193,689)        (193,689)

Issuance of common stock (Note 8)                      --                 --                 --          1,501,099

Common stock options vested (Note 8)
                                                    102,116               --                 --            102,116
                                               ------------       ------------       ------------     ------------

BALANCE AT DECEMBER 31, 1995                       (204,232)              --          (30,786,603)       4,575,075

Net income                                             --                 --            1,750,960        1,750,960

Dividends on preferred stock                           --                 --              (90,791)         (90,791)

Issuance of common stock (Note 8)                      --                 --                 --          1,612,112

Conversion of preferred stock                          --                 --                 --               --

Common stock options vested (Note 8)                107,991               --                 --            107,991

Warrant issued in debt refinancing                     --                 --                 --            135,000

Stock purchases (Note 8)                               --         $    (66,343)              --            (66,343)
                                               ------------       ------------       ------------     ------------

BALANCE AT DECEMBER 31, 1996                   $    (96,241)      $    (66,343)      $(29,126,434)    $  8,024,004
                                               ============       ============       ============     ============

See notes to consolidated financial statements.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              1996               1995               1994
  Net income (loss)                                                           $  1,750,960       $   (864,824)      $  1,400,434

  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary loss on debt prepayments                                       1,728,353               --                 --
    Minority interest                                                               68,470            (55,297)            95,657
    Increase in deferred interest payable                                             --                 --              624,800
    (Gain) loss on disposal of fixed assets                                        (10,401)              (544)               265
    Depreciation and amortization                                                1,564,684          1,336,410          1,038,040
    Loan discount amortization                                                     329,724            345,170            234,000
    Prepaid interest amortization                                                  435,160            735,619               --
    Deferred income taxes                                                       (1,078,000)              --                 --
  Change in assets and liabilities, net of acquisition:
    Accounts receivable - (increase) decrease                                      (51,607)         2,040,037         (1,004,214)
    Inventories - (increase) decrease                                           (2,104,212)         4,883,583           (902,013)
    Other current assets - (increase) decrease                                     (43,364)           129,341            (17,670)
    Accounts payable - increase (decrease)                                       2,767,685         (2,227,281)          (599,700)
    Accrued liabilities - increase (decrease)                                      391,359           (111,644)           (31,693)
  Other                                                                              8,622            (11,125)              --
                                                                              ------------       ------------       ------------
          Net cash provided by operating activities                              5,757,433          6,199,445            837,906
                                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Pacific Plastics, Inc., net of cash acquired                            --           (4,195,035)              --
  Purchases of property and equipment                                           (3,451,076)        (1,171,689)          (748,806)
  Purchases of minority interest                                                  (519,749)              --                 --
  Payment under noncompete agreement                                                  --             (750,000)              --
  Proceeds from restricted cash                                                    500,000               --                 --
  Proceeds from property and equipment disposals                                    40,150             13,425             13,312
  Decrease in other assets                                                            --              100,000               --
  Notes receivable from officers and employees for purchase
    of common stock                                                                (66,343)              --                 --
                                                                              ------------       ------------       ------------
          Net cash used in investing activities                                 (3,497,018)        (6,003,299)          (735,494)
                                                                              ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings under note payable, net                                   (872,403)         1,194,284            416,985
  Proceeds from long-term debt                                                   8,029,950          1,961,624               --
  Payment for prepaid interest                                                        --           (1,500,000)              --
  Repayment of long-term debt                                                  (10,478,521)        (1,399,072)          (815,812)
  Payment of debt issuance costs                                                  (598,256)              --                 --
  Issuance of common stock                                                       1,446,563             43,750             50,000
  Issuance of preferred stock, net of offering costs                                  --                 --               25,000
  Payment of preferred stock dividend                                              (90,791)          (193,689)          (193,289)
                                                                              ------------       ------------       ------------
  Net cash (used in) provided by financing activities                           (2,563,458)           106,897           (517,116)
                                                                              ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (303,043)           303,043           (414,704)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     303,043               --              414,704
                                                                              ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $       --         $    303,043       $       --
                                                                              ============       ============       ============

See notes to consolidated financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Eagle Pacific Industries, Inc. and its subsidiaries (the "Company"). At December 31, 1996 the Company owns 100% of Pacific Plastics, Inc. and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc. ("Pacific"), and 96.0% of Eagle Plastics, Inc. ("Eagle"). All significant intercompany accounts and transactions have been eliminated.

     The minority interest shown in the consolidated financial statements represents the outside stockholders' 4.0% and 8.2% interest in the common equity of Eagle at December 31, 1996 and 1995, respectively.

     CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of money market and short-term commercial paper investments with initial maturities of three months or less.

     INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset using the straight-line method. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows of the Company.

     GOODWILL - Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows of the Company.

     DEFERRED FINANCING COSTS - Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", management estimates that the carrying value of outstanding debt obligations approximate fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

     PRODUCT WARRANTY - The Company's products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company's products has a 50-year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product is installed. The Company has established an accrual for these anticipated future warranty costs.

     SALES - Sales are recorded at the time of shipment of the product.

     INCOME TAXES - The Company utilizes the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     NET INCOME (LOSS) PER COMMON SHARE - Primary income (loss) per common and common equivalent share was computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents in 1996 and 1994 result from the assumed exercise of stock options and warrants using the modified treasury stock method. Such method assumes the exercise of all dilutive options and warrants and the application of the aggregate proceeds as if the funds were first applied to the repurchase of 20% of the outstanding common shares and the remaining balance of the funds were applied to reduce short- or long-term borrowings. Common stock equivalents were not used in 1995 as their effect would have been antidilutive because of the net loss. Fully diluted earnings per common and common equivalent share for the year ended December 31, 1996 and 1994, were computed based on the assumed exercise of stock options and warrants using the modified treasury stock method and the assumed conversion of the Series A Preferred Stock.

     ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     SIGNIFICANT VENDORS - The Company acquires raw materials from various sources. During the years ended December 31, 1996, 1995 and 1994, purchases of such raw materials from two vendors totaled 61%, 72% and 74%, respectively, of total material purchases.

2.   ACQUISITION OF PACIFIC PLASTICS, INC.

     On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific. Pacific extrudes polyvinyl chloride pipe and polyethylene tubing products which are marketed primarily in the northwestern United States. The purchase price of Pacific was $6,750,000, consisting of $4,350,000 in cash, $1,700,000 in the form of a note to the previous owners of Pacific (Sellers), and 262,210 shares of the Company's common stock valued at $700,000. Because 84,210 shares of the 262,210 shares issued were not registered for public sale by March 1, 1996 the holders have the right to require the Company to repurchase up to 84,210 shares at 80% of market price at the time of the repurchase request. In addition, the Company paid $750,000 in cash to two of the Sellers in exchange for their agreement not to compete with the Company for five years.

     The Company financed the cash portion of the purchase and noncompetition agreements from borrowings on a new revolving credit line (Revolver) and term loan (Term Loan) of $3,184,000 and $1,916,000, respectively. Additional proceeds from the Revolver were used to repay Pacific's existing line of credit. Both the Revolver and the Term Loan were paid off in May 1996 (Note 5).

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

This acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of Pacific subsequent to the acquisition. The fair value of the assets acquired less the liabilities assumed exceeded the purchase price by $5,316,000. This excess was recorded as a reduction to property and equipment and noncompete agreements of $4,831,000 and $485,000, respectively.

The following unaudited pro forma condensed combined statements of operations data reflects the combined operations of the Company and Pacific during the years ended December 31, 1995 and 1994, as if the acquisition had occurred at the beginning of 1994. The unaudited pro forma condensed combined statements of operations data may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.


YEAR ENDED DECEMBER 31,                     1995            1994

Revenues                               $ 69,495,000    $ 64,106,000
Gross profit                             12,302,000      16,249,000
Net (loss) income                          (505,000)      3,809,000
Net (loss) income applicable to
common stock                               (699,000)      3,616,000
Net (loss) income per
common share                           $      (0.18)   $       0.76


3.  INVENTORIES                             1996            1995

Raw materials                          $  3,151,146    $  2,485,546
Finished goods                            7,128,022       5,689,411
                                       ------------    ------------
                                       $ 10,279,169    $  8,174,957
                                       ============    ============

4.  PROPERTY AND EQUIPMENT                  1996            1995

Land                                   $    523,678    $    495,664
Buildings and leasehold improvements      2,687,673       1,364,752
Machinery and equipment                  10,586,322       7,955,641
Transportation equipment                    327,613         341,447
Furniture and fixtures                      399,622         405,748
Construction-in-progress                       --           615,298
                                       ------------    ------------
                                         14,524,908      11,178,550
Less accumulated depreciation             3,038,889       1,823,802
                                       ------------    ------------
                                       $ 11,486,019    $  9,354,748
                                       ============    ============

5.   DEBT

     At December 31, 1996, the Company had outstanding borrowings of $4,649,102 under the revolving credit loan agreement of $16,500,000, subject to borrowing base restrictions. The Company may borrow up to 85% of "eligible" accounts receivable, as defined, and 55% of "eligible" inventory, as defined. At December 31, 1996, the Company had additional borrowings available of approximately $4,300,000 which is based on available collateral. The revolving credit loan expires May 9, 2000. Interest is payable monthly at the bank's national base rate, plus .25% (8.5% at December 31, 1996). The agreement also includes a commitment fee of .5% of the unused portion of the credit loan, payable monthly. At December 31, 1995, the Company had outstanding borrowings of $5,521,505. The revolving credit loan is secured by substantially all assets of the Company. Until all obligations of the revolving credit loan and term note are paid in full, the Company must comply with certain covenants outlined in the loan agreement, including tangible net worth, net cash flow and senior interest coverage ratio. The weighted average interest rate on all short-term borrowings at December 31, 1996 and 1995 was 8.5% and 8.8%, respectively.

In May 1996, the Company repaid $3.0 million of it's subordinated debt which generated an extraordinary loss of $1,728,353, net of income taxes. This loss consisted of unamortized prepaid interest of $1.5 million and deferred finance costs of $228,000. The Company issued a 22 month warrant to purchase 215,000 shares of the Company's common stock in connection with the subordinated debt prepayment. The $135,000 value assigned to the warrant is being amortized to interest expense over the term of the refinanced debt. In conjunction with the repayment, the Company obtained $1.5 million of new common equity and an additional $3.4 million of term notes, and the Company repurchased approximately one-half of the remaining Eagle minority interest. The additional term notes were obtained through a bank refinancing which consolidated the Eagle and Pacific term notes and revolving credit loans into a $8.0 million term note and a $16.5 million revolving credit loan.


LONG-TERM DEBT AT DECEMBER 31 CONSISTED OF THE FOLLOWING:

                                           1996          1995
Term promissory note (A)              $ 7,332,900   $      --
Subordinated promissory note (B)        3,972,450     6,386,750
Term promissory note (C)                  950,013     1,486,698
Various installment notes payable (D)     704,400       959,852
Term promissory note                         --       3,278,334
Term promissory note                         --       1,741,000
Note payable                                 --         909,942
                                      -----------   -----------
                                       12,959,763    14,762,576
Less current maturities                 1,951,751     3,019,064
                                      -----------   -----------
                                      $11,008,012   $11,743,512
                                      ===========   ===========


     (A) Payable $95,300 monthly, plus interest at LIBOR plus 2.75% (8.375% at December 31, 1996), with remaining principal due May 9, 1999;. Secured by substantially all assets of Eagle and subject to the terms and covenants of the credit loan agreement outlined above.

     (B) Due in full May 10, 1999, including interest at 10.4%. During 1996, $3.0 million of this debt was repaid. This promissory note is subordinated in payment to the Company's line of credit and term promissory notes. This agreement requires the Company to maintain the same covenants as the revolving credit loan. The original issue discount (OID) of $1,590,000 ($954,000 after the $3,000,000 prepayment in 1996) has been netted against the debt and is being accreted over the term of the debt using the effective interest method. This accretion is included in interest expense. At December 31, 1996 and 1995, unaccreted OID was $527,550 and $1,113,250, respectively.

     Pursuant to the terms of the Subordinated note, after January 1, 1999, the lender was entitled to receive one or more contingent interest payments based upon the profitability of Eagle. The maximum aggregate amount of the contingent interest payments was to be 87.5% of Eagle's earnings before interest, taxes, depreciation and amortization ("EBITDA") for any four consecutive quarters after January 1, 1998. The contingent interest was being accrued over the period the debt was to be outstanding under the interest method, using an estimate of the EBITDA calculation for the year ended December 31, 1998, based upon the current year's EBITDA. On March 16, 1995, the Company executed an agreement with the Lender whereby the contingent interest requirement was fixed in exchange for: (i) $1,500,000 in cash; (ii) $1,200,000 paid on September 1, 1995; (iii) $970,000 to be paid on September 1, 1996; (iv) the issuance of 210,000 shares of the Company's common stock; and (v) the issuance of a three year warrant to purchase 100,000 shares of the Company's common stock at $3.00 per share. The present value of the total consideration provided was recorded as prepaid interest on the consolidated balance sheets and is being amortized over the period the Subordinated note is outstanding using the interest method. The estimate of the total contingent interest payable used to accrue the contingent interest payable at December 31, 1994, approximated the present value of the total consideration provided pursuant to the March 16, 1995, agreement described above.

     (C) Due August 1, 1998; payable $54,059 monthly, including interest at 9%. Secured by the stock of Pacific and guaranteed by the Company.

     (D) Due dates ranging from March 1997 through July 2001, initially payable $26,092 monthly, including interest at 7.5 to 9.38%. Secured by land and equipment.

These amounts are shown in the consolidated balance sheets under the following captions at December 31:

                              1996           1995
Current maturities of
long-term debt            $ 1,951,751   $ 3,019,064

Long-term debt,
less current maturities     7,035,562     5,356,762

Subordinated debt           3,972,450     6,386,750
                          -----------   -----------
                          $12,959,763   $14,762,576
                          ===========   ===========

Aggregate annual maturities of long-term debt at December 31, 1996, are:

 1997                                      $ 1,951,751
 1998                                        1,747,712
 1999                                        9,752,117
 2000                                           21,999
 2001                                           13,734
                                           -----------
                                            13,487,313
Less unamortized original issue discount       527,550
                                           -----------
                                           $12,959,763
                                           ===========

6.   DEFERRED COMPENSATION

     The Company previously adopted a plan of deferred compensation for a former officer of the Company. Under this plan, the officer will receive $50,000 per year for three years commencing when the Company's annual net income per share equals or exceeds $1.00.

     The Company also has an unfunded deferred compensation agreement which provides upon retirement approximately $75,000. The present value at retirement of total estimated deferred compensation is being accrued over the remaining years of employment to the full eligibility date.

7.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 1996, the Company was not aware of any material legal proceedings against it or its subsidiaries.

     LEASES - The Company has noncancelable operating leases for office space which expire in June 1998 and for certain operating facilities which expire in 1997 and 2010. The office lease requires payment of a proportionate share of real estate taxes and building operating expenses. The operating facility leases contain provisions for increasing the monthly rent for changes in the Consumer Price Index, and the lease expiring in 1997 includes two renewal options for a period from 1998 through 2005.

     Future minimum lease payments at December 31, 1996 were:

1997                                    $  280,000
1998                                       158,000
1999                                       128,000
2000                                       128,000
2001                                       128,000
Thereafter                               1,089,000
                                        ----------
                                        $1,911,000
                                        ==========

     Rent expense under all operating leases was $285,000, $234,000 and $166,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Company received $5,400, $6,000 and $15,000, respectively, of sublease income. This sublease income has reduced the Company's rent expense.

8.   STOCKHOLDERS' EQUITY

     The Company issued 12,500 shares of Series A convertible Preferred Stock at $2.00 per share during the year ended December 31, 1994. The preferred stock is convertible, at the option of the holder, to common stock at a current conversion ratio of one share of common stock for each share of preferred stock. The Company may force conversion of the preferred stock at any time after the Company's common stock trades in the public market for 20 consecutive days at an average bid and asked price greater than $4.00 per share. The preferred stock has voting rights based on the number of shares of common stock into which the preferred stock is then convertible and has a liquidation preference of $2 per share to common stock.

     During 1996, the Company issued the following numbers of shares of common stock for the following purposes: 600,000 for a private equity offering, 60,547 for the acquisition of additional shares of Eagle Plastics, Inc. stock, 1,559,750 for the conversion of 1,364,750 shares of preferred stock, and 70,000 for the exercise of stock options. During 1995, the Company issued the following numbers of shares of common stock for the following purposes: 262,210 for the purchase of Pacific, 210,000 to fix the Blair contingent interest, 72,500 for the acquisition of Eagle stock and 25,000 for the exercise of stock warrants. During 1994, the Company issued 16,667 shares of common stock in connection with the purchase of equipment.

     The Company's subsidiary, Eagle, has previously granted options to purchase 600,000 shares of Eagle's common stock at $.75 per share, which was $.75 below estimated market value at the grant date. The difference between the exercise price and the estimated market value is being amortized as compensation expense over the vesting period of the options, which is December 1994 through December 1997. If such options are exercised, the Company's ownership of Eagle would decrease to 88.2%.

     In 1996, the Company established a leverage equity purchase program (LEPP). Under the LEPP the Company may provide loans to board members and various members of management to purchase common stock of the Company. The loans are represented by five-year promisory notes, bear interest at a rate equal to the rate on the Company's revolver loan (8.50% at December 31, 1996), and are collateralized by the pledge of the purchased shares of common stock of the Company.

9.   INCOME TAXES

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards. The Company annually estimates the amount of deferred tax assets which it expects to realize based on historical averages of pretax accounting income and estimates of future pretax accounting income. The Company has recorded a valuation allowance to reduce recorded deferred tax assets to the amount of deferred tax benefit expected to be realized.

     Deferred taxes as of December 31, 1996 and 1995, are summarized as follows:

                                                  1996            1995
Current deferred taxes:
Warranty reserve                           $     13,000    $     15,000
Allowance for doubtful accounts                  76,000          67,000
Accrued expenses                                175,400         154,000
Prepaid expenses                                 10,000          12,000
Federal net operating loss carryforwards        340,000            --
Less valuation allowance                       (274,400)       (248,000)
                                           ------------    ------------
Total                                      $    340,000    $       --
                                           ============    ============


Long-term deferred taxes:
LIFO inventory recapture                   $   (535,000)   $   (599,000)
Deferred compensation                           160,000         207,000
Excess of book over tax depreciation           (892,000)       (951,000)
Noncompete agreement                            192,000         208,000
Federal net operating loss carryforwards     14,313,000      15,181,000
Federal capital loss carryforward                  --           366,000
State net operating loss carryforward              --            51,000
Tax credit carryforward                         684,000         488,000
AMT credit carryforward                          86,000          52,000
Other                                            15,000          30,000
Less valuation allowance                    (13,363,000)    (15,111,000)
                                           ------------    ------------
Total                                      $    660,000    $    (78,000)
                                           ============    ============

The extraordinary loss in 1996 resulted in an increase in the net operating loss carryforward and the valuation allowance of approximately $1.8 million and $700,000, respectively.

Income tax expense for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                                                                       1996          1995           1994
Current
  Federal                                                        $      --      $      --      $    50,000
  State                                                               68,315       (164,000)       140,000
Deferred - primarily federal                                      (1,078,000)          --             --
                                                                 -----------    -----------    -----------
Income tax (benefit) expense before                               (1,009,685)      (164,000)       190,000
  extraordinary loss
Income tax benefit from extraordinary loss on debt prepayments       (80,500)          --             --
                                                                 -----------    -----------    -----------
                                                                 $(1,090,185)   $  (164,000)   $   190,000
Income tax (benefit) expense                                     ===========    ===========    ===========


     A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the (benefit) provision for income taxes is as follows:


                                                           1996           1995           1994

Expected federal expense (benefit)                   $   864,000    $  (362,000)   $   560,000
State taxes, net of federal benefit and tax credit        46,000       (222,000)       180,000
Expiration of capital loss carryforward                  366,000           --             --
Change in valuation allowance                         (2,413,000)       407,000       (570,000)
AMT                                                       69,000           --             --
Other                                                     58,315         13,000         20,000
                                                     -----------    -----------    -----------
                                                     $(1,009,685)   $  (164,000)   $   190,000
                                                     ===========    ===========    ===========

     As of December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $43,100,000. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an anuual basis. These carryforwards expire if not utilized to reduce future taxable income:


           1997                        $    8,800,000
           1998                             6,100,000
           1999                            11,600,000
           2000                            11,400,000
           2001                               300,000
           2002                               500,000
           2003                               500,000
           2004                               700,000
           2005                             1,600,000
           2007                               300,000
           2008                               900,000
           2010                               400,000


10.  RETIREMENT PLAN

     The Company has a 401(k) plan covering substantially all employees. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. The Company is also committed to matching a portion of employees' voluntary contributions. Participants are 100% vested in their own contributions and the Company's matching contribution immediately and in the Company's discretionary contribution at the end of three years. Total amounts contributed by the Company were $243,191, $58,999 and $112,942 for the years ended December 31, 1996, 1995 and 1994, respectively.

11. STOCK-BASED COMPENSATION PLANS

     The Company has 1991 and 1997 stock option plans (the "plans") which provide for the granting of incentive or nonqualified stock options to key employees. Generally, options outstanding under the plans: (i) are granted at prices equal to the market value of the stock on the date of grant, (ii) vest ratably over a three or four year vesting periods, and (iii) expire over a period not greater than ten years from the date of grant. In addition, the Company and its subsidiaries have outstanding stock options issued outside the plans, which contain terms and conditions similar to those described above.

     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below (shares in thousands):

                                          1996                    1995               1994
                                             Wgtd Avg                Wgtd Avg             Wgtd Avg
                                    Shares  Exer Price     Shares  Exer Price   Shares   Exer Price
                                    ------  ----------     ------  ----------   ------   ----------
Outstanding at beginning of year     2,169   $ 1.57         1,668   $  1.13     1,644      $  1.10
Granted                                 30     2.75           512      2.99        54         1.75
Exercised                              (70)     .34            --        --        --           --
Canceled                                (3)    1.75           (11)     1.69       (30)         .84
                                     -----                 ------               -----
Outstanding at end of year           2,127     1.41         2,169      1.57     1,668         1.13
                                     =====                 ======               =====

Options exercisable at year end      1,773                  1,575                 842
                                     =====                 ======               =====
Options available for future grant     970                     --                  --
                                     =====                 ======               =====

Weighted average fair value of
options granted during the year             $  1.49                 $  1.53
                                            =======                 =======


     The Company applies Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for the plans. No compensation cost has been recognized for options issued under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. If the exercise price is less than the fair value of the common stock, the difference is recorded as unearned compensation and is amortized over the vesting period of the option. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and per share amounts would have changed to the pro forma amounts indicated below:

                                                                  1996            1995

Net income (loss) applicable to common stock, as reported   $   1,660,169   $  (1,058,513)
Net income (loss) applicable to common stock, pro forma         1,615,169      (1,843,513)

Net income (loss) per common share, as reported             $        0.25   $       (0.27)
Net income (loss) per common share, pro forma               $        0.24   $       (0.47)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:


                                          1996         1995

Dividend yield                             --           --
Expected volatility                        25%          50%
Expected life of option                120 months    60 months
Risk free interest rate                   6.66%        6.38%
Fair value of options on grant date     $ 45,000     $ 785,000


     The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):


                              Options Outstanding                 Options Exercisable
                 --------------------------------------------    ----------------------
  Range of                          Wgtd Avg         Wgtd Avg                  Wgtd Avg
  Exercise         Number          Remaining         Exercise      Number      Exercise
   Prices       Outstanding   Contractual Life(yr)     Price     Exercisable     Price
   -------      -----------   --------------------   --------    -----------   --------
    $ .34             295             1.8             $   .34         295      $   .34
 .64 to  .75          635             3.8                 .74         485          .74
1.75 to 2.50          714             3.4                2.00         583         1.99
2.75 to 3.25          483             3.7                3.04         410         3.06
                    -----                                           -----
 .34 to 3.25        2,127             3.4                1.63       1,773         1.62
                    =====                                           =====


12. ADDITIONAL CASH FLOW INFORMATION

                                                   1996        1995          1994
Noncash investing and financing activities:

Issuance of notes payable in connection with
  the agreement extinguishing the contingent
  interest                                     $     --     $1,985,325   $     --
Issuance of common stock in connection with
  the agreement extinguishing the contingent
  interest                                           --        642,600         --
Value of warrants issued in connection with
  the agreement extinguishing the contingent
  interest                                           --          6,000         --
Issuance of common stock in connection with
  the acquisition of Pacific                         --        700,000         --
Issuance of notes payable in connection with
  the acquisition of Pacific                         --      1,700,000         --
Issuance of common stock in exchange for
  Eagle stock                                     165,549      108,750         --
Issuance of common stock in exchange for
  Preferred stock                               2,729,500         --           --

Additional cash flow information:

Interest paid, including prepaid interest to
  extinguish contingent interest                1,839,443    3,311,987    1,664,371
Income taxes paid (refunded)                       38,656     (121,400)     224,700


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to directors is incorporated by reference to the section labeled "Election of Directors" and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled "Compliance with section 16(a) of the Securities Exchange Act," which sections appear in the Registrant's definitive Proxy Statement.

     The names, ages and positions of the executive officers of the Company are as follows:

     Name              Age                      Position
     ----              ---                      --------
Harry W. Spell          73       Chairman of the Board

William H. Spell        40       Chief Executive Officer and Director

Bruce A. Richard        66       Vice Chairman of the Board, Secretary, Treasurer, and Director

G. Peter Konen          47       President and Director

Patrick M. Mertens      33       Chief Financial Officer


     HARRY W. SPELL has been Chairman of the Board of the Company since January 1992. He was formerly Chief Executive Officer of the Company from January 1992 through December 1996. In addition, Mr. Spell is the Chairman of the Board of Peerless Industrial Group, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. Previously, Mr. Spell was involved with the acquisitions of a specialty food products company and a manufacturer of various clothing sportswear. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988 when he reached the mandatory retirement age of 65 and he retired from all positions at Northern States Power Company. Mr. Harry Spell was Senior Vice President, Finance and Chief Financial Officer of Northern States Power Company from May 1983 until April 1988. Mr. Harry Spell currently serves as a director of Appliance Recycling Centers of America, Inc. and Peerless Industrial Group, as well as several private organizations.

     WILLIAM H. SPELL has been President and a director of the Company since January 1992 and was named Chief Executive Officer of the Company in December 1996. He was formerly President of the Company from January 1992 through December 1996. In addition, Mr. Spell is the Chief Executive Officer and a Director of Peerless Industrial Group, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. Previously, Mr. Spell was involved with the acquisitions of a specialty food products company and a manufacturer of various clothing sportswear. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard & Company, Inc., a regional investment banking firm located in Minneapolis. Mr. Spell serves as a director of Peerless Industrial Group, as well as several private organizations. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

     BRUCE A. RICHARD has been a Director of the Company since March of 1992, Secretary, Treasurer since the Summer of 1993 and Vice Chairman since February 1996. He also served as Chief Financial Officer of the Company from mid-1993 to February 1996. In addition, Mr. Richard is the Chief Financial Officer of Peerless Industrial Group, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. As a member of the Spell Investment Group, Mr. Richard has been involved in numerous acquisitions and investment activities. He retired as President and Chief Operating Officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and is actively involved in other philanthropic organizations.

     G. PETER KONEN has been a Director of the Company since December 1993. He has been Executive Vice President and Chief Operating Officer of Eagle since its inception in 1984 and was named President of the Company in December 1996. Prior to founding Eagle Plastics, he was Plant Manager with Western Plastics, a PVC pipe and PE tubing manufacturer. Mr. Konen has over 28 years of experience in the business of manufacturing and sales of plastic pipe.

     PATRICK M. MERTENS came to the Company in May 1995 as Controller and was promoted to Chief Financial Officer in December 1995. From 1986 to May of 1991, he was a Senior Auditor, specializing in manufacturing clients, for Baird, Kurtz & Dobson, CPA's. During his tenure at Baird, Kurtz & Dobson, Mr. Mertens was in charge of the annual audit for Eagle Plastics, Inc. for three years. From 1991 to May of 1995 he was Assistant Controller of ISCO, Inc., a public company that manufactures scientific and environmental instruments. Mr. Mertens has a B.S. degree from Peru, Nebraska State College and an M.B.A. degree from the University of Nebraska.

     Harry W. Spell is William H. Spell's father.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

    (a) 1. Financial Statements

           See  Part II, Item 8 hereof.

        2. Financial Statement Schedule

                 Title                                          Schedule
                 -----                                          --------

                 Valuation and Qualifying Accounts . . . . . . . . II

     All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

        3. Exhibits

       Exhibit             Description
       Number              -----------
       ------

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

         10.1     Registrant's 1991 Stock Plan (Incorporated by reference to
                  Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 - File No. 0-18050)*

         10.2 Tax Sharing Agreement between Registrant and Eagle Plastics, Inc. dated December 17, 1993 (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

         10.3 Eagle Stock Agreement dated December 17, 1993 regarding Eagle Plastics, Inc. Common Stock held by minority shareholders and option holders (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)

         10.4 Eagle Plastics, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K dated December 17, 1993 - File No. 0-18050)*

         10.5 Form of Agreement by and among the Registrant, Pacific Plastics, Inc., Pacific Acquisition Corp., Loyal Sorensen and Jarred Thompson. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

         10.6 Form of Acknowledgment of Closing by and among the Registrant, Pacific Plastics, Inc., Loyal Sorensen and Jarred Thompson (Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated July 10, 1995 File No. 0-18050)

         10.7 Tax Sharing Agreement between Registrant and Pacific Plastics, Inc. dated July 10, 1995 (Incorporated by reference to Exhibit
                  10.7 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

         10.8 Promissory Note and Stock Pledge Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc., former shareholders, Registrant and Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

         10.9 Registration Rights Agreement dated July 10, 1995 between the Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharron Thompson (Incorporated by reference to Exhibit
                  10.15 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

         10.10 Plan of Recapitalization dated March 16, 1995 among Registrant, William Blair Mezzanine Capital Fund, L.P. ("Blair") and Eagle Plastics, Inc. ("Eagle") (Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

         10.11 Debenture Acquisition Agreement dated March 16, 1995 among Registrant, Blair and Eagle (Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 File No. 0-18050)

         10.12 Senior Subordinated Debenture of the Registrant dated March 16, 1995, in the principal amount of $7,500.00 in favor of Blair (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

         10.13 Registration Agreement dated March 16, 1995 between Registrant and Blair (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 - File No. 0-18050)

         10.14    Registrant's 1997 Stock Option Plan*

         10.15 Loan and Security Agreement dated May 10, 1996 between Registrant, its subsidiaries and Fleet Capital Corporation


         10.16 Employment Agreement between Patrick M. Mertens and Registrant dated January 1, 1997*

         10.17 Amendment Agreement dated May 10, 1996 between Registrant, its subsidiaries and Blair

         10.18 Warrant to purchase 215,000 shares of Common Stock of Registrant granted to Blair

         10.19    Co-Sale Agreement dated May 10, 1996 between Registrant and
                  Blair

         10.20 Irrevocable Proxy agreement dated May 10, 1996 between Registrant and Blair

         10.21 Amendment Agreement regarding registration rights dated May 10, 1996 between Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharron Thompson

         10.22 Employment Agreement between William H. Spell and Registrant dated January 1, 1997*

         10.23 Employment Agreement between G. Peter Konen and Registrant dated January 1, 1997*

         10.24 Consulting Agreement and Release between Larry D. Schnase and Registrant dated January 1, 1997*

         10.25    Registrant's EBITDA Bonus Plan*

         10.26    Registrant's Leveraged Equity Purchase Plan*

         11       Statement of earnings per share

         21       Subsidiaries of Registrant

                  Subsidiary                              State of Incorporation
                  ----------                              ----------------------

                  Eagle Plastics, Inc.                    Nebraska
                  Pacific Plastics, Inc.                  Oregon
                  Arrow Pacific Plastics, Inc.
                 (a subsidiary of Pacific Plastics, Inc.) Utah

         23       Consent of Independent Auditors

         24 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-K

         27       Financial Data Schedule

* compensatory plan or arrangement

    (b)    Reports on Form 8-K

           The Company filed no reports on Form 8-K during the last quarter of 1996.

    (c)    Exhibits

           See Item 14(a)3 above.


                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         EAGLE PACIFIC INDUSTRIES, INC.

Dated:  March 28, 1997             By: /s/ William H. Spell
                                       -----------------------------------------
                                       William H. Spell, Chief Executive Officer


         POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints William H. Spell and Patrick M. Mertens his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       Signature                          Title                                    Date
       ---------                          -----                                    ----
   /s/ William H. Spell         Chief Executive Officer and Director           March 28, 1997
-------------------------       (Principal Executive Officer)


  /s/ Patrick M. Mertens        Chief Financial Officer                        March 28, 1997
-------------------------       (Principal Financial and Accounting Officer)


   /s/ G. Peter Konen           Director                                       March 28, 1997
-------------------------

  /s/ George R. Long            Director                                       March 28, 1997
-------------------------

/s/ Richard W. Perkins          Director                                       March 28, 1997
-------------------------

  /s/ Bruce A. Richard          Director                                       March 28, 1997
-------------------------

 /s/ Larry D. Schnase           Director                                       March 28, 1997
-------------------------

  /s/ Harry W. Spell            Director                                       March 28, 1997
-------------------------



SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at                                 Balance at
                                               Beginning     Additions-    Deductions-       End
                   Description                  of Year      Provisions     Write-offs     of Year
                   -----------                  -------      ----------     ----------     -------

Allowance for doubtful accounts and sales
                discounts
   Fiscal year ended December 31, 1996          $157,900       67,846          30,647      $195,100
   Fiscal year ended December 31, 1995          $105,000      177,076         124,176      $157,900
   Fiscal year ended December 31, 1994          $112,000       13,500          20,500      $105,000
