Form 10-Q
period 1997-03-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1997-05-13
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,1997

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

                                    Yes_X_  No___

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of May 2, 1997 was 6,513,237.

                 EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES



                                      INDEX

                                                                            PAGE
                                                                            ----
NO.
---

                          PART 1. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Condensed Statements of Operations - Three
               Months Ended March 31, 1997 and 1996 (Unaudited)................3

           Consolidated Condensed Balance Sheets - March 31, 1997
               and December 31, 1996 (Unaudited)...............................4

           Consolidated Condensed Statements of Cash Flows - Three
               Months Ended March 31, 1997 and 1996 (Unaudited)................5

           Notes to Consolidated Condensed Financial Statements (Unaudited)....6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.......................................7



                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................9


           SIGNATURES.........................................................10




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------------------------------------
                                               1997             1996

NET SALES                                 $ 17,212,229      $ 15,942,013

COST OF GOODS SOLD                          13,363,313        11,785,538
                                          ------------      ------------
  Gross profit                               3,848,916         4,156,475

OPERATING EXPENSES:
  Selling expenses                           1,948,073         1,687,324
  General and administrative expenses          695,988           730,470
                                          ------------      ------------
                                             2,644,061         2,417,794
                                          ------------      ------------

OPERATING INCOME                             1,204,855         1,738,681

NON-OPERATING EXPENSE                         (677,587)         (772,244)
                                          ------------      ------------

INCOME BEFORE INCOME TAXES                     527,268           966,437

INCOME TAX EXPENSE                              23,000            17,000

NET INCOME                                     504,268           949,437

PREFERRED STOCK DIVIDENDS                         (656)          (48,423)

NET INCOME APPLICABLE TO COMMON STOCK     $    503,612      $    901,014
                                          ============      ============

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING:
  Primary                                 $        .07      $        .17
                                          ============      ============
  Fully diluted                           $        .07      $        .14
                                          ============      ============

AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
  Primary                                    7,542,179         5,606,190
  Fully diluted                              7,702,902         6,989,690


See accompanying notes to consolidated condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1997 AND DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
                              ASSETS                           MARCH 31, 1997   DECEMBER 31, 1996
CURRENT ASSETS:
  Cash and cash equivalents                                     $       --        $       --
  Accounts receivable, less allowance for doubtful accounts
    and sale discounts of $299,000 and $195,000, respectively     13,115,651         6,373,994
  Inventories                                                     12,635,971        10,279,169
  Deferred income taxes                                              340,000           340,000
  Other                                                              259,049           196,482
                                                                ------------      ------------
       Total current assets                                       26,350,671        17,189,645

PROPERTY AND EQUIPMENT, net                                       11,740,202        11,486,019

OTHER ASSETS:
  Prepaid interest                                                 1,280,113         1,388,688
  Goodwill, less accumulated amortization of $289,000 and
    $263,000, respectively                                         3,895,541         3,650,298
  Other                                                            1,665,324         1,711,914
                                                                ------------      ------------
                                                                   6,840,978         6,750,900
                                                                ------------      ------------
                                                                $ 44,931,851      $ 35,426,564
                                                                ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                  $ 11,596,485      $  4,649,102
  Accounts payable                                                10,753,845         8,020,368
  Accrued liabilities                                              1,218,094         1,442,180
  Current maturities of long-term debt                             2,002,484         1,951,751
                                                                ------------      ------------
       Total current liabilities                                  25,570,908        16,063,401

LONG-TERM DEBT, less current maturities                            6,763,570         7,035,562

SUBORDINATED DEBT                                                  4,014,522         3,972,450

OTHER LONG-TERM  LIABILITIES                                         168,350           331,147

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend;
    convertible; $2 liquidation preference; no par value;
    authorized 2,000,000 shares; issued and outstanding 18,750
    shares                                                            37,500            37,500
  Undesignated stock, par value $.01 per share; authorized
    18,000,000 shares, none issued and outstanding                      --                --
  Common stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding 6,508,237 and
    6,443,237 shares, respectively                                    65,082            64,432
  Additional paid-in capital                                      37,275,909        37,211,090
  Unearned compensation on stock options                             (64,170)          (96,241)
  Notes receivable from officers and employees on Common
    Stock purchases                                                 (272,489)          (66,343)
  Accumulated deficit                                            (28,627,331)      (29,126,434)
                                                                ------------      ------------
       Total stockholders' equity                                  8,414,501         8,024,004
                                                                ------------      ------------
                                                                $ 44,931,851      $ 35,426,564
                                                                ============      ============

See accompanying notes to consolidated condensed financial statements.




EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------------------
                                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   504,268      $   949,437
Adjustments to reconcile net income to net cash
 used by operating activities:
 Minority interest                                                   7,216           37,369
 Depreciation and amortization                                     427,588          401,368
 Loan discount amortization                                         95,412          113,007
  Prepaid interest amortization                                    108,575          148,350
Change in operating assets and liabilities                      (6,742,755)      (2,953,583)
Other                                                                 --             (7,485)
                                                               -----------      -----------
   Net cash used in operating activities                        (5,599,696)      (1,311,537)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                              (595,509)        (827,582)
 Purchases of minority interest                                   (369,587)            --
 Notes receivable from officers and employees for purchase
  of common stock                                                 (206,146)            --
  Proceeds from restricted cash                                       --            500,000
                                                               -----------      -----------
   Net cash used in investing activities                        (1,171,242)        (327,582)
                                                               -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under note payable, net                              6,947,383        1,944,187
 Proceeds from long-term debt                                      260,000           29,950
 Repayment of long-term debt                                      (481,259)        (589,638)
 Issuance of common stock                                           65,469             --
 Payment of debt issuance costs                                    (20,000)            --
 Payment of preferred stock dividend                                  (657)         (48,423)
                                                               -----------      -----------
   Net cash provided by financing activities                     6,770,936        1,336,076
                                                               -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             --           (303,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                               --            303,043
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      --        $      --
                                                               ===========      ===========

See accompanying notes to consolidated condensed financial statements.



EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.        PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries at March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1996.


2.        INVENTORY

                                 MARCH 31,         DECEMBER 31,
                                    1997               1996
                                -----------        -----------
          Raw materials         $ 5,218,664        $ 3,151,147
          Finished goods          7,417,307          7,128,022
                                -----------        -----------
                                $12,635,971        $10,279,169
                                -----------        -----------


3.        SUBSEQUENT EVENT

          On May 9, 1997, the Company issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock is convertible at the holders option at $4.26 per share and has a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. After two years from issuance, the Company can cause a mandatory conversion if the common stock trades above $7.45 for 30 consecutive days.

4.        NET INCOME PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. If the Company had applied SFAS No. 128 to the computation of earnings per share in the quarter ended March 31, 1997, the basic and diluted amounts would have been $.08 and $.07, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Consolidated Statement of Operations as percentages of net revenues:

                              THREE MONTHS ENDED MARCH 31,
                                   1997         1996
                                  ------       ------
Net sales                         100.0%       100.0%
Cost of goods sold                 77.6         73.9
Gross Profit                       22.4         26.1
Operating expenses                 15.4         15.2
Operating income                    7.0         10.9
Non-operating expense              (4.0)        (4.8)
Income before income taxes          3.0          6.1
Income tax expense                  0.1          0.1
Net Income                          2.9%         6.0%

         Eagle Pacific Industries posted record first quarter net sales in 1997, increasing 8% from 1996. Higher volumes, primarily due to increased production capacities and demand carried over from the fourth quarter of 1996, were responsible for the growth in revenues. Pounds sold rose 10% from 1996 to 1997 and selling prices decreased slightly from the first quarter of 1996.

         The decrease in the gross profit as a percentage of net sales from 1996 to 1997 is primarily due to higher resin prices in the first quarter of 1997, compared to the first quarter of 1996, coupled with the slightly lower selling prices mentioned above. PVC resin prices increased nearly 20% during the first quarter of 1997 due to a tight supply of resin caused by various operational problems with many of the resin producers. Pricing pressures from competitors prevented the Company from successfully passing all of the raw material price increases on to its customers.

         The increase in operating expenses as a percentage of net sales from 1996 to 1997 is primarily due to higher selling expenses related to the Company's new distribution center in Baker City, Oregon. The product stored in this facility, polyethylene water and turf irrigation pipe, is primarily sold during the spring and summer months, therefore, there are few sales at this point to offset the distribution center expenses. The higher selling expenses were partially offset by lower general and administrative expenses relating to salaries and professional fees.

         The decrease in interest expense from 1996 to 1997 is primarily due to the debt refinancing and new common equity obtained in May of 1996, which allowed the Company to eliminate 40% of the high cost subordinated debt. This decrease was partially offset by higher borrowings under the Company's revolving credit facility primarily due to large capital expenditures at the end of 1996 and during the first quarter of 1997.

         The income tax provisions for 1997 and 1996 were calculated based upon management's estimate of the annual effective income tax rates, reduced by federal net operating loss (NOL) carryforwards utilized and state tax credits, as well as NOL carryforwards expected to be used in future periods.

         FINANCIAL CONDITION. The Company's financial condition remains strong due to continued operating profits and the debt refinancing in 1996, partially offset by seasonal factors such as the Spring Dating Program and the increase in inventories during the first quarter.

         Cash used in operating activities was $5.6 million in the first quarter of 1997 compared to $1.3 million in 1996. The primary reason for the increase is the larger increase in inventories during the three months ended March 31, 1997.

         The Company used $1.2 million and $328,000 for investing activities for the three months ended March 31, 1997 and 1996, respectively. The primary uses of cash in 1997 were capital expenditures and purchase of minority interest. Capital expenditures were the sole use of cash in 1996, partially offset by proceeds from restricted cash.

         Cash provided by financing activities was $6.8 million and $1.3 million for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily due to higher borrowings under the note payable caused by the Spring Dating Program. The Spring Dating Program offers extended terms to selected customers during the winter months in order to keep the Company's plants operating at or near capacity.

         To implement its growth strategy, the Company will be required to look to external sources to fund future capital expenditures and/or acquisitions. If the Company is unable to obtain the external funding needed, growth will be confined to a level that can be supported by internally generated capital. The Company has no commitments for capital expenditures at March 31, 1997, but the Company expects to spend approximately $5.0 million for capital additions in 1997. Sources of liquidity include the revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

         The Company expects the demand for plastic pipe and tubing to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe and tubing of four percent or greater per year through 1998. The Company has historically been able, and expects in the future, to grow at rates substantially in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth in the higher profit products and geographic regions.

         The Company's gross margin percentage is a sensitive function of PVC and PE raw material resin prices. In a rising or stable market, margins and sales volume have historically been higher and conversely, in falling markets sales volumes and margins have historically been lower. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

         The Company does not anticipate any events in the foreseeable future that would hinder the availability of the federal net operating loss carryforwards (NOLs). The NOLs are available through the year 2010, however, the majority expire by the year 2000. The amount of available NOLs actually used is dependent on future profits and the Company does not expect to utilize all of its NOLs before they expire.

         The Company's future results of operations and the other forward looking statements contained in this Outlook, in particular the statements regarding growth in the plastic pipe industry, capital spending and resin prices, involve a number of risks and uncertainties. In addition to the factors discussed above, the other factors that could cause actual results to differ materially are the following: business conditions and the general economy, competitive factors, such as major capacity increases from rivals, and weather factors.

         The Company believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, and profits are all influenced by a number of factors, as discussed above.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        Exhibit
        Number                           Description
        ------                           -----------

         10.1 Second Amendment Agreement dated February 14, 1997 between Registrant, its subsidiaries and Blair

         10.2 First Amendment Agreement dated February 14, 1997 between Registrant, its subsidiaries and Fleet

         11       Earnings Per Share Schedule

         27       Financial Data Schedule


    (b) Reports on Form 8-K.  None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    --------------------------
    William H. Spell
    Chief Executive Officer


By  /s/ Patrick M. Mertens
    --------------------------
    Patrick M. Mertens
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


Dated: May 12, 1997