Form 10-K/A
period 1996-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1997-05-22
CIK 852426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               FORM 10-K/A (No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission File Number 000-18050

                         EAGLE PACIFIC INDUSTRIES, INC.
        (Exact name of Small Business Issuer as specified in its Charter)
 Minnesota                                                        41-1642846
(State of incorporation                                      (I.R.S. Employer
 or organization)                                        Identification Number)

                            2430 Metropolitan Centre
                            333 South Seventh Avenue
                          Minneapolis, Minnesota 55402
               (Address of principal executive offices) (Zip Code)

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

                              Yes             No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year: $65,280,138

The aggregate market value of the voting stock held by non-affiliates was approximately $14,719,000 based upon the average high and low bid prices of the Registrant's Common Stock as of February 28, 1997.

There were 6,443,237 shares of common Stock, $.01 par value, outstanding as of February 28, 1997.

Transitional Small Business Disclosure Format (check one):

                       Yes                       No  [X]

The  Registrant is providing this Amendment No. 1 to Form 10-K to amend Part II,
Item 5 and Part III, Items 10, 11, 12 and 13.


                                     PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "EPII." Prior to September 6, 1994, when the Company became listed on the Nasdaq SmallCap Market, the Company's Common Stock was traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board. The Company's Series A Preferred Stock does not trade. The following table sets forth the high and low bid prices for each fiscal quarter in 1996 and 1995.

                                            High              Low
Year ended December 31, 1996:
         First quarter                      $2-3/8            $1-1/4
         Second quarter                      4                 1-1/2
         Third quarter                       3-7/8             3-1/8
         Fourth quarter                      3-1/2             2-5/16

Year ended December 31, 1995:
         First quarter                      $3-1/2            $2-1/4
         Second quarter                      3-1/8             2
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the executive officers and directors of the Company are as follows:

   Name                       Age                       Position

   Harry W. Spell(1)          73               Chairman of the Board

   William H. Spell(2)        40               Chief Executive Officer and
                                               Director

   Bruce A. Richard(1)(3)     66               Vice Chairman of the Board,
                                               Secretary, Treasurer, and
                                               Director

   G. Peter Konen             47               President and Director

   Patrick M. Mertens         33               Chief Financial Officer

   Richard W. Perkins(1)(2)   66               Director

   George R. Long(3)          66               Director

   Larry D. Schnase(2)(3)     64               Director


===============================================================================

(1)   Member of Compensation Committee
(2)   Member of Nominating Committee
(3)   Member of Audit Committee

         HARRY W. SPELL has been Chairman of the Board of the Company since January 1992. He was formerly Chief Executive Officer of the Company from January 1992 through December 1996. In addition, Mr. Spell is the Chairman of the Board of Peerless Industrial Group, which during 1995 completed the leveraged buyout of Peerless Chain, Inc. Peerless is a manufacturer of chain and wire form products with over $45 million of sales in 1995. Previously, Mr. Spell was involved with the acquisitions of a specialty food products company and a manufacturer of various clothing sportswear. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988 when he reach the mandatory retirement age of 65 and he retired from all positions at Northern States Power Company. Mr. Harry Spell was Senior Vice President, Finance and Chief Financial Officer of Northern States Power Company from May 1983 until April 1988. Mr. Harry Spell currently serves as a director of Appliance Recycling Centers of America, Inc. and Peerless Industrial Group, as well as several private organizations.

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

     RICHARD W. PERKINS. Mr. Perkins has been a director of the Company since January 1992. Mr. Perkins has been President of Perkins Capital Management, Inc., a registered investment adviser, since 1984 and has 40 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Inc. where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. As a member of Spell Capital Partners, LLC, Mr. Perkins has been involved in numerous leveraged acquisition and investment transactions. Mr. Perkins is a director of various public companies, including: Bio-Vascular, Inc., Lifecore Biomedical, Inc., Children's Broadcasting Corporation, CNS, Inc., Quantech Ltd. and Nortech Systems, Inc.

     GEORGE R. LONG. Mr. Long has been a director of the Company since 1986. He has served as Chairman of the Board of Directors of the Mayfield Corporation, a financial advisory firm, since 1973. For over five years, he has been a private investor. Mr. Long also is a director of the IAI Series of Mutual Funds, Minneapolis, Minnesota.

     LARRY D. SCHNASE. Mr. Schnase has been a director of the Company since December 1993. He was Chief Executive Officer of the Company's subsidiary, Eagle Plastics, Inc. ("Eagle Plastics"), from its inception in 1984 until his retirement in January 1997, and served as President of Eagle Plastics from 1984 to February 1996. Prior to founding Eagle Plastics, Mr. Schnase served as Vice President of Sales for Western Plastics, a PVC pipe and PE tubing manufacturer. Mr. Schnase has over 35 years of experience in the business of manufacturing and sales of plastic pipe.

     Harry W. Spell is William H. Spell's father.


Committee and Board Meetings

     The Company has an Audit Committee whose members during fiscal 1996 were Messrs. Richard (Chairman), Konen and Perkins and which met once during such fiscal year. The Audit Committee, among other responsibilities, recommends to the full Board of Directors the selection of auditors and reviews and evaluates the activities and reports of the auditors, as well as the internal accounting controls of the Company.

     The Company has a Compensation Committee whose members during fiscal 1996 were Messrs. Perkins (Chairman), Long and Richard. The Compensation Committee met once during fiscal 1996. The Compensation Committee is charged with determining the compensation to be paid to officers of the Company and to determine other compensation issues if requested by the Board of Directors.

     Finally, the Company has a Nominating Committee whose members during fiscal 1996 were Messrs. Harry Spell (Chairman), Schnase and William Spell and which met once in fiscal 1996. The Nominating Committee presents nominees for members on the Board of Directors to the full Board of Directors for approval. The Nominating Committee does consider nominees recommended by Company shareholders. Such recommendations should be submitted in writing to William Spell and include a biography of the nominee.

     The Board of Directors met six times during fiscal 1996. Each director attended at least 75% of the meetings of the Board of Directors and any committee on which he served.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to Insiders were complied with except as follows: Forms 3 were filed late by David Schnase and Patrick Mertens; two forms covering two transactions were filed late by G. Peter Konen; and one form covering one transaction was filed late by each of Harry W. Spell, William
H. Spell and David Schnase.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

     Compensation Committee's Responsibility. The Compensation Committee of the Board of Directors is currently composed of directors Richard A. Perkins, who is the Chairman of the Committee, Bruce A. Richard and Harry W. Spell. Harry W. Spell was Chief Executive Officer of the Company during 1996. Bruce Richard was Chief Financial Officer of the Company from mid-1993 to February 1996, and is currently Vice Chairman and Secretary. During 1996, the Compensation Committee members were Richard Perkins, George Long and Bruce Richard. The Committee is responsible for developing and making recommendations to the Board with respect to compensation of the executive officers of the Company and its three subsidiaries.

     Compensation  Philosophy.   The  Company  is  concerned  with  finding  and
retaining top quality employees. The Committee looks at industry averages and surveys, and also considers geographic location in establishing salaries.

     The executive compensation plan is comprised of base salaries, annual EBITDA performance bonuses, long-term incentive compensation in the form of stock option awards and Company loans to purchase stock, and various benefits in which all qualified employees of the Company participate. In addition, the Compensation Committee from time to time may award special cash bonuses or stock options related to non-recurring, extraordinary performance.

     Base Salary. Base salaries for executive officers are reviewed by the Committee on an annual basis. Each year the Committee assesses the executive employee's level of responsibility, experience, and external market standards. For the year ended 1996, salaries were considered to be low so compensation was increased. Each year the Committee reviews the Company's performance and recommends to the full Board the salaries for the coming year.

     Annual Incentives. In 1996, the Company adopted an EBITDA (earnings before interest, taxes, depreciation and amortization) Bonus Plan (the "Bonus Plan"). Generally, executives receive a percentage, up to 100%, of potential bonuses based upon the Company's performance relative to EBITDA goals. Under the Bonus Plan, the Board of Directors establishes the Company's EBITDA goals and identifies other factors that will be considered in awarding bonuses. The Compensation Committee presents recommendations to the Board for executives' potential bonuses for the Board's approval.

     Long Term Incentives. The Company may grant some executive level employees long-term awards, including stock options pursuant to the Company's 1997 Stock Option Plan. Prior to 1997, the Company had a 1991 Stock Plan, however no awards were made under such plan during 1996. Beginning in 1997, awards under the 1991 Stock Plan will no longer be made. The Company adopted a Leverage Equity Purchase Plan (the "LEPP") in 1996 under which the Company loans 90% of the cost of purchasing shares of the Company's common stock to selected employees. The purpose of the LEPP is to more closely align the goals and motivation of management with those of other shareholders and to provide key personnel with a long-term capital accumulation opportunity. In 1996, the Company made grants under the LEPP to executive employees in the amount of $190,000 and total grants under the LEPP to all employees of $510,000.

     Other Compensation Plans. The Company has adopted certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and generally subject to the same limitation on the amounts that may be contributed or the benefits payable under those plans. The Company's subsidiaries maintain plans qualified under I.R.C. Section 401(k), and the Company made aggregate contributions to such plans of $243,191 for year ended 1996, and a contribution of $58,999 for year ended 1995.

     Chief Executive Officer Compensation. Harry W. Spell served as the Company's Chief Executive Officer in 1996. Mr. Harry Spell received compensation of $7,200 in 1996. Beginning January 1997, William H. Spell, formerly the President and Chief Operating Officer, will serve as the Company's Chief Executive Officer. The Compensation Committee has established a base salary of $108,000 for Mr. William Spell and he is eligible for a cash bonus of up to $51,000 beginning 1997.

     Members of the Compensation Committee. Richard W. Perkins, George R. Long and Bruce A. Richard.

     Summary Compensation Table

     The following table sets forth all cash compensation paid or to be paid by the Company and its subsidiary, Eagle Plastics, as well as certain other compensation paid or accrued, during the last three fiscal years to the Chief Executive Officers of the Company and Eagle Plastics and the executive officers of the Company and Eagle Plastics who received more than $100,000 during fiscal 1996:


                                                                                         Long Term
                                                                                          Compen-
                                              Annual Compensation                          sation
                                              -------------------
                                                                                         Securities
                                                                                         Underlying
         Name and                                                           Other         Options            All
         Principal              Fiscal                                     Annual           and             Other
         Position                Year        Salary(1)       Bonus      Compensation        SARs        Compensation
         --------                ----        ---------       -----      ------------        ----        ------------


Harry W. Spell                   1996      $  7,200(2)         0              0              0                0
 Chairman of the                 1995      $  7,200            0              0            15,000             0
 Board and former                1994      $  6,000            0              0              0                0
 Chief Executive
 Officer of the Company

William H. Spell                 1996      $ 89,188(3)      $55,000           0              0                0
 Chief Executive                 1995      $ 74,648           $ 0             0            50,000             0
 Officer of                      1994      $ 62,500        $ 35,000           0              0                0
 the Company and
 Chairman and CEO
 of Eagle Plastics

Larry D. Schnase                 1996      $179,050(4)     $150,000           0              0                0
 Former Chief Executive          1995      $167,225           $ 0             0            35,000             0
 Officer of Eagle                1994      $150,000        $150,000           0              0                0
 Plastics

G. Peter Konen                   1996      $145,000(5)     $ 75,000           0              0                0
 President of the                1995      $118,000           $ 0             0            75,000             0
 Company and                     1994      $105,500        $ 50,000           0              0                0
 Eagle Plastics

David Schnase                    1996      $137,797(6)     $ 12,500           0              0                0
 Sr. Vice President of the       1995      $139,970(6)        $ 0             0            30,000             0
 Company and                     1994      $115,818(6)     $ 12,500           0              0                0
 Eagle Plastics

-----------------


(1) Compensation to Messrs. Peter Konen, Larry and David Schnase and William Spell is paid by Eagle Plastics, the Company's Subsidiary, which was acquired by the Company on December 17, 1993.

(2) During 1996, Harry W. Spell, pursuant to an oral agreement, received $600 per month for his services as Chairman of the Board and Chief Executive Officer. No other benefits were provided to Mr. Spell other than stock options that he has received.

(3) William H. Spell, Chief Executive Officer of the Company, entered into a restated employment contract with the Company for a three year term beginning January 1, 1997. Under such contract, Mr. Spell will receive an annual base salary (currently $108,000) and a $600 per month car allowance. Along with this base salary, he can receive a bonus up to $51,000 per year if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Spell's base salary in the event of his termination other than for cause.

(4) Larry Schnase, former Chief Executive Officer of Eagle Plastics, entered into a Consulting Agreement and Release for a two year term beginning January 1, 1997. Under such agreement, Mr. Schnase resigned as an officer and employee of the Company and its subsidiaries. Mr. Schnase will receive monthly compensation of $10,000 during 1997 and $8,333 during 1998 and will be assigned the Company's interest in two insurance policies on his life. Along with this compensation, Mr. Schnase can receive an annual bonus up to $30,000, if the Company meets certain operating profit levels. Such consulting agreement has a confidentiality provision and a five year noncompetition clause. Mr. Schnase's existing Deferred Compensation Agreement will remain in effect until January 1, 1999 but was amended to provide that the payments for $75,000 upon his death or upon termination of his consulting arrangement with the Company shall be increased at the rate of 7% per year.

(5) G. Peter Konen, President, entered into a restated employment contract for a three year term beginning January 1, 1997. Under such contact, Mr. Konen will receive an annual base salary (currently $175,000) and a $600 per month car allowance. Along with his base salary, Mr. Konen can receive an annual bonus up to $81,000 if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Konen's base salary in the event of his termination other than for cause.

(6) David P. Schnase, Senior Vice President-Sales, entered into an employment contract for a three year term beginning January 1, 1997. Under such contract, Mr. Schnase will receive an annual base salary (currently $125,000). Along with his base salary, Mr. Schnase can receive an annual bonus up to $35,000 if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two-year noncompetition clause and provides for a severance payment equal to his then annual base salary in the event of his termination other than for cause. Salary figures shown for Mr. Schnase include commissions of $50,297, $52,470 and $50,818 for years ended 1996, 1995 and 1994 respectively.


Option/SAR Grants During 1996 Fiscal Year

         No stock options or SARs were granted to the named executive officers during fiscal 1996.


Option/SAR Exercises in 1996 Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information as to individual exercises of options, number of options and value of options at December 31, 1996 with respect to the named executive officers:



                                                                        Number of               Value of
                                                                       Unexercised             Unexercised
                                                                        Securities            In-the-Money
                                                                        Underlying            Options/SARs
                                                                       Options/SARs                at
                                    Shares                            at FY-End(#)(2)          FY-End($)(1)
                                   Acquired            Value            Exercisable/           Exercisable/
            Name                 on Exercise        Realized(1)        Unexercisable           Unexercisable
            ----                 -----------        ----------        ---------------         --------------
William H. Spell                    35,000           $110,470           250,000/0              $353,281/0

Harry W. Spell                      35,000           $110,470           185,000/0              $332,656/0

Larry D. Schnase                      0                 0             181,250/48,750         118,125/39,375

G. Peter Konen                        0                 0             126,250/43,750          66,875/25,625

David P. Schnase                      0                 0             53,750/21,250           36,250/13,750

(1) Based on the difference between the closing price of the Company's Common Stock as reported by Nasdaq on the date of exercise or at fiscal year end, as the case may be, and the option exercise price.

(2) Does not include outstanding options to purchase Common Stock of Eagle Plastics at $.75 per share held by William Spell (100,000 shares), Larry Schnase (380,000 shares), Peter Konen (80,000 shares) and David Schnase (40,000 shares).


Directors' Compensation

         In 1996, each director who was not an employee of the Company or a subsidiary (other than the Chairman and the Vice Chairman) was entitled to a fee of $600 for attendance at each meeting of the Board of Directors or any committee meeting of the Board. Harry W. Spell, Chairman of the Board, and Bruce
A. Richard, Vice Chairman of the Board, were compensated for their services in such capacities at the rate of $600 per month and $450 per month, respectively. Also, pursuant to the Company's 1991 Stock Option Plan (the "1991 Plan"), each nonemployee member of the Board of Directors was entitled to receive at the time of his election or re-election, an option to purchase 5,000 shares of the Company's Common Stock at a purchase price equal to the fair market value of the Company's Common Stock on the date of such election or re-election. In connection with its adoption of the Company's 1997 Stock Option Plan (See Proposal No. 3 below), the Board has determined that no additional options will be granted under the 1991 Plan. In 1997, Harry W. Spell and Bruce A. Richard shall receive fees of $24,000 and George R. Long and Richard W. Perkins shall receive fees of $9,000 for their roles as non-employee directors.

STOCK PERFORMANCE CHART

         The following chart compares the cumulative total shareholder return on the Company's Common Stock with the S&P Midcap 400 Index and an index of peer companies selected by the Company (the "Peer Group Index"). The comparison assumes $100 was invested on December 31, 1991 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                            TOTAL SHAREHOLDER RETURNS

                                                                                    YEARS ENDING
                                           BASE
                                          PERIOD
COMPANY NAME/INDEX                         DEC91     DEC92       DEC93        DEC94           DEC95      DEC96
--------------------------------------- ------------ ----------- ------------ --------------- ---------- -----------

EAGLE PAC INDUSTRIES INC                    100      433.33      500.00       600.00          383.20     733.33
S&P MIDCAP 400 INDEX                        100      111.91      127.53       122.96          161.00     191.91
PEER GROUP                                  100      136.36      115.15       145.45          187.88     175.76

     The Peer Group Index includes the following companies: Lamson and Sessions Co. and Royal Group Tech Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND MANAGEMENT

         At the close of business on March 28, 1997, the Company had outstanding two classes of stock: (i) 6,443,237 shares of $.01 par value Common Stock; and
(ii) 18,750 shares of Series A 7% Convertible Preferred Stock (the "Preferred Stock"). Each share of Common Stock and Preferred Stock is entitled to one vote at the Annual Meeting.

         The following table provides information as of March 28, 1997, concerning the beneficial ownership of the Company's Common Stock by persons who are known to own five percent or more of the Common Stock of the Company, by each executive officer named in the Summary Compensation Table, by each director, and by all directors and executive officers (including the named individuals) of the Company as a group. Unless otherwise noted, the person listed as the beneficial owner of the shares has sole voting and investment power over the shares.

                                          Shares               Percent
Name and Address of                    Beneficially               of
  Beneficial Owner                         Owned               Class(1)
-------------------                      ---------             ---------
William Blair Mezzanine               750,000(2)                11.1%
  Capital Fund, L.P.
222 West Adams Street
Chicago, IL 60606

Okabena Partnership K                 425,000                    6.6%
5140 Norwest Center
Minneapolis, MN 55402

William H. Spell                      408,963(3)(4)              6.1%
2430 Metropolitan Centre
Minneapolis, MN 55402

Harry W. Spell                        344,332(4)(5)              5.2%
2430 Metropolitan Centre
Minneapolis, MN 55402

Richard W. Perkins                    323,228(6)                 5.0%
730 East Lake Street
Wayzata, MN 55391

George R. Long                        251,807(7)                 3.9%
29 Las Brisas Way
Naples, FL  33963

Larry D. Schnase                      199,375(8)                 3.0%
146 North Maple
Hastings, NE 68901

G. Peter Konen                        186,797(9)                 2.8%
146 North Maple
Hastings, NE 68901

Bruce A. Richard                      109,822(10)                1.7%
2458 Farrington Circle
Roseville, MN 55113

David P. Schnase                       73,750(11)                1.1%
146 North Maple
Hastings, NE 68901

All Directors and Officers          1,872,574(12)               25.4%
as a Group (9 persons)

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 28, 1997 or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(2) Includes 315,000 shares which may be purchased upon exercise of currently exercisable Warrants.

(3) Includes 250,000 shares which may be purchased upon exercise of currently exercisable options and 21,429 shares held by Mr. Spell's wife.

(4) Includes 30,500 shares held by the Spell Family Foundation. Messrs. Harry Spell and William Spell share voting and dispositive power over such shares.

(5) Includes 185,000 shares which may be purchased upon exercise of currently exercisable options.

(6) Includes 40,000 shares which may be purchased upon exercise of currently exercisable options. Also includes 147,286 shares held by Perkins Capital Management, Inc. ("PCM"), a registered investment adviser, for its clients. Mr. Perkins is the controlling shareholder and an officer of PCM and has sole dispositive power over such shares. Mr. Perkins disclaims beneficial ownership of the shares held by PCM.

(7) Includes 45,000 shares which may be purchased upon exercise of currently exercisable options.

(8) Includes 181,250 shares which may be purchased upon exercise of currently exercisable options.

(9) Includes 126,250 shares which may be purchased upon exercise of currently exercisable options.

(10) Includes 55,000 shares which may be purchased upon exercise of currently exercisable options.

(11) Includes 53,750 shares which may be purchased upon exercise of currently exercisable options.

(12) Includes 936,250 shares which may be purchased upon exercise of currently exercisable options.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Office Sharing. William H. Spell, President of the Company, pursuant to his employment contract, has an office sharing arrangement with the Company. In addition to those responsibilities pertaining to the Company, Mr. Spell is engaged in activities unrelated to those of the Company, for which he has agreed to pay a fee equal to fair market value. Currently, another business with which Mr. Spell is involved shares the space with the Company and pays fees to the Company for such office sharing. Because of such payments, Mr. Spell's payment obligation under his employment contract has been waived by the Company. The Company's Board of Directors has approved a proposed arrangement whereby the Company would pay a monthly fee of $10,000 for rent, secretarial support and other incidentals. The proposed arrangement is expected to take effect mid-year 1997.

     Eagle Stock Agreement. In conjunction with the acquisition of Eagle Plastics, the Company entered into an Eagle Stock Agreement (the "Agreement"). Pursuant to the Agreement: (i) an aggregate of 628,581 shares of Eagle Plastics Common Stock held by Larry Schnase and G. Peter Konen; (ii) an aggregate of 500,000 shares of Eagle Plastics Common Stock that may be acquired upon exercise of Stock Options held by Larry Schnase, G. Peter Konen and David Schnase; and
(iii) up to 338,357 shares that may be purchased upon exercise of Stock Options that may be granted under the Eagle Plastics 1993 Stock Option Plan
(collectively the "Liquidity Shares") have liquidity rights. Such liquidity rights provide that at any time after June 30, 1995, upon request by a holder of Liquidity Shares, the Company will provide such holder liquidity in his or her Liquidity Shares by: (i) purchasing such Liquidity Shares for cash based on the market value of the Company's Common Stock at the time of the request; (ii) by registering the Liquidity Shares pursuant to the Securities Act of 1933, as amended, for public sale; (iii) exchanging the Liquidity Shares for the Company's Common Stock on a one-for-one ratio, provided, however, that only 314,290 of the Liquidity Shares may be presented to the Company pursuant to the Agreement from June 30, 1995 through December 31, 1995 and an additional 157,145 Liquidity Shares may be presented after January 1, 1997 and January 1, 1998. The determination of which form of liquidity to be provided is in the sole discretion of the Company. During Fiscal 1996, 34,047 Liquidity Shares
previously owned by Peter Konen were exchanged for 34,047 shares of the Company's Common Stock.

     Employment Agreements. The Company entered into Employments Agreements with William H. Spell, G. Peter Konen and David P. Schnase, and a Consulting Agreement and Release with Larry D. Schnase, all as more specifically described herein in the notes to the Summary Compensation Table.

     The  Company  has  entered  into an  employment  contract  with  Patrick M.
Mertens, Chief Financial Officer, for a three year term beginning January 1, 1997. Under such contract, Mr. Mertens will receive an annual base salary (currently $90,000). Along with his base salary, Mr. Mertens can receive an annual bonus up to $21,000 if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a one year noncompetition clause and provides for a severance payment equal to his then annual base salary in the event of his termination other than for cause.

     William Blair Mezzanine Fund, L.P. Agreement. The Company entered into a Plan of Recapitalization dated March 16, 1995 with William Blair Mezzanine Capital Fund, L.P., an Illinois limited partnership ("Blair"). Pursuant to this, Blair was issued a senior subordinated debenture of Eagle Plastics in the principal amount of $7,500,000 which was guaranteed by the Company, a warrant to purchase 100,000 shares of the Company's common stock at $3.00 per share, and 210,000 shares of Company common stock. In addition, Blair was granted, among other things, the right to receive certain cash payments. On May 10, 1996 the Company, its subsidiaries and Blair entered into an Amendment Agreement revising the terms of the March 1995 Plan of Recapitalization. Under the Amendment Agreement, the Company paid Blair $970,000 as full payment of all cash payments owed, $3,000,000 as a partial prepayment under the senior subordinated debenture and issued a warrant to purchase 215,000 shares of Company common stock at $3.25 per share.


                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EAGLE PACIFIC INDUSTRIES, INC.


Dated:  May 22, 1997                     By: /s/ Patrick M. Mertens
                                               Patrick M. Mertens, Chief
                                               Financial Officer