Form 10-Q
period 1997-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1997-08-04
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997

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

                            Yes __X__      No ____

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of July 25, 1997 was 6,518,237.

                 EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
 NO.

                          PART 1. FINANCIAL INFORMATION


ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Condensed Statements of Operations - Three and Six
                Months Ended June 30, 1997 and 1996 (Unaudited)............... 3

            Consolidated Condensed Balance Sheets - June 30, 1997
                and December 31, 1996 (Unaudited)............................. 4

            Consolidated Condensed Statements of Cash Flows - Six
                Months Ended June 30, 1997 and 1996 (Unaudited)............... 5

            Notes to Consolidated Condensed Financial Statements (Unaudited).. 6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..................................... 7



                           PART II. OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES............................................ 9

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 9

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................. 9



SIGNATURES....................................................................10

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS                      SIX MONTHS
                                                               ENDED JUNE 30,                   ENDED JUNE 30,
                                                           1997             1996            1997              1996
---------------------------------------------------------------------------------------------------------------------
NET SALES                                             $ 19,735,228     $ 18,174,787     $ 36,947,458     $ 34,116,800

COST OF GOODS SOLD                                      15,324,133       13,337,957       28,687,447       25,123,495
                                                      ------------     ------------     ------------     ------------
  Gross profit                                           4,411,095        4,836,830        8,260,011        8,993,305

OPERATING EXPENSES:
  Selling expenses                                       2,188,788        1,934,666        4,136,861        3,621,990
  General and administrative expenses                      685,806          677,118        1,381,794        1,407,588
                                                      ------------     ------------     ------------     ------------
                                                         2,874,594        2,611,784        5,518,655        5,029,578
                                                      ------------     ------------     ------------     ------------

OPERATING INCOME                                         1,536,501        2,225,046        2,741,356        3,963,727

NON-OPERATING EXPENSE                                      778,956          747,580        1,456,543        1,519,824
                                                      ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                       757,545        1,477,466        1,284,813        2,443,903

INCOME TAX BENEFIT (EXPENSE)                               215,932          (96,000)         192,932         (113,000)
                                                      ------------     ------------     ------------     ------------

INCOME BEFORE EXTRAORDINARY LOSS                           973,477        1,381,466        1,477,745        2,330,903

EXTRAORDINARY LOSS ON DEBT
   PREPAYMENTS, less income tax benefit of $90,000            --          1,718,854             --          1,718,854
                                                      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                          973,477         (337,388)       1,477,745          612,049

PREFERRED STOCK DIVIDENDS                                 (118,434)         (40,421)        (119,090)         (88,844)
                                                      ------------     ------------     ------------     ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                        $    855,043     $   (377,809)    $  1,358,655     $    523,205
                                                      ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary
    Income before extraordinary loss                  $        .11     $        .28     $        .18     $        .41
    Extraordinary loss on debt prepayments                    --               (.36)            --               (.31)
                                                      ------------     ------------     ------------     ------------

    Net income (loss)                                 $        .11     $       (.08)    $        .18     $        .10
                                                      ============     ============     ============     ============

  Fully diluted
    Income before extraordinary loss                  $        .11     $        .22     $        .18     $        .33
    Extraordinary loss on debt prepayments                    --               (.28)            --               (.24)
                                                      ------------     ------------     ------------     ------------
    Net income (loss)                                 $        .11     $       (.06)    $        .18     $        .09
                                                      ============     ============     ============     ============

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING
  Primary                                                7,582,260        4,756,652        7,553,574        5,610,425
                                                      ============     ============     ============     ============
  Fully diluted                                          8,813,413        6,062,710        8,181,875        7,180,615
                                                      ============     ============     ============     ============


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------

                              ASSETS                                   JUNE 30, 1997   DECEMBER 31, 1996
CURRENT ASSETS:
  Cash and cash equivalents                                            $       --         $       --
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $290,000 and $195,000, respectively                10,467,335          6,373,994
  Inventories                                                            12,688,397         10,279,169
  Deferred income taxes                                                     425,000            340,000
  Other                                                                     406,590            196,482
                                                                       ------------       ------------
          Total current assets                                           23,987,322         17,189,645

PROPERTY AND EQUIPMENT, net                                              13,390,708         11,486,019

OTHER ASSETS:
  Prepaid interest                                                        1,132,408          1,388,688
  Goodwill, less accumulated amortization of $315,000 and
    $263,000, respectively                                                3,869,390          3,650,298
  Other                                                                   1,720,948          1,711,914
                                                                       ------------       ------------
                                                                          6,722,746          6,750,900
                                                                       ------------       ------------
                                                                       $ 44,100,776       $ 35,426,564
                                                                       ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                         $  2,217,214       $  4,649,102
  Accounts payable                                                        9,182,966          8,020,368
  Accrued liabilities                                                     1,526,717          1,442,180
  Current maturities of long-term debt                                    2,021,387          1,951,751
                                                                       ------------       ------------
         Total current liabilities                                       14,948,284         16,063,401

LONG-TERM DEBT, less current maturities                                   6,251,005          7,035,562

SUBORDINATED DEBT                                                         4,070,538          3,972,450

OTHER LONG-TERM LIABILITIES                                                 179,478            331,147

REDEEMABLE PREFERRED STOCK, 8% cumulative                                 9,417,629               --
    dividend; convertible; $1,000 liquidation preference; $.01 par value; authorized, issued and outstanding 10,000
    and none, respectively

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible;
    $2 liquidation preference; no par value; authorized 2,000,000
    shares; issued and outstanding 18,750 shares                             37,500             37,500
  Undesignated stock, par value $.01 per share; authorized
    18,000,000 shares, none issued and outstanding                             --                 --
  Common stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding 6,518,237 and
    6,443,237 shares, respectively                                           65,182             64,432
  Class B Common stock, par value $.01 per share; authorized
    3,500,000 shares; none issued and outstanding                              --                 --
  Additional paid-in capital                                             37,282,209         37,211,090
  Unearned compensation on stock options                                    (41,119)           (96,241)
  Notes receivable from officers and employees on Common
    Stock purchases                                                        (342,151)           (66,343)
  Accumulated deficit                                                   (27,767,779)       (29,126,434)
                                                                       ------------       ------------
          Total stockholders' equity                                      9,233,842          8,024,004
                                                                       ------------       ------------
                                                                       $ 44,100,776       $ 35,426,564
                                                                       ============       ============


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

----------------------------------------------------------------------------------------------

                                                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 1,477,745     $   612,049
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Extraordinary loss on debt prepayments                                --         1,718,853
    Minority interest                                                   17,780          90,389
    Depreciation and amortization                                      867,365         791,608
    Loan discount amortization                                         247,552         189,819
    Prepaid interest amortization                                      256,280         257,140
    Deferred income taxes                                             (250,000)           --
    Change in operating assets and liabilities                      (5,556,661)     (3,489,806)
    Other                                                                 --             7,150
                                                                   -----------     -----------
        Net cash (used in) provided by operating activities         (2,939,939)        177,202
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (2,618,264)     (1,779,280)
  Purchases of minority interest                                      (369,588)       (519,749)
  Proceeds from restricted cash                                           --           500,000
  Proceeds from property and equipment disposals                          --            16,285
  Notes receivable from officers and employees for purchase of
    common stock                                                      (275,808)           --
                                                                   -----------     -----------
        Net cash used in investing activities                       (3,263,660)     (1,782,744)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) Borrowings under note payable, net                     (2,431,888)      1,988,745
  Proceeds from long-term debt                                         260,000       8,029,950
  Repayment of long-term debt                                         (974,921)     (9,528,778)
  Issuance of redeemable preferred stock, net of offering costs      9,417,629       1,446,563
  Issuance of common stock                                              71,869       1,446,563
  Payment of debt issuance costs                                       (20,000)       (545,137)
  Payment of preferred stock dividend                                 (119,090)        (88,844)
                                                                   -----------     -----------
        Net cash provided by financing activities                    6,203,599       1,302,499
                                                                   -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 --          (303,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                  --           303,043
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      --       $      --
                                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

1.        PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries ("the Company") at June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1996.

2.        INVENTORY

                                            JUNE 30,              DECEMBER 31,
                                              1997                    1996
                                          ------------           ------------

           Raw materials                  $  4,773,187           $  3,151,147
           Finished goods                    7,915,210              7,128,022
                                          ------------           ------------
                                          $ 12,688,397           $ 10,279,169
                                          ------------           ------------

3.        REDEEMABLE PREFERRED STOCK

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

4.        NET INCOME PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. If the Company had applied SFAS No. 128 to the computation of earnings per share for the three and six month periods ended June 30, 1997, the basic amounts would have been $.13 and $.21 and diluted amounts would have been $.11 and $.18, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Consolidated Statement of Operations as percentages of net revenues:

                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  1997           1996             1997           1996
                                  -----          -----            -----          ----
Net sales                         100.0%         100.0%           100.0%         100.0%
Cost of goods sold                 77.6           73.4             77.6           73.7
Gross Profit                       22.4           26.6             22.4           26.3
Operating expenses                 14.6           14.4             14.9           14.7
Operating income                    7.8           12.2              7.5           11.6
Non-operating expense              (4.0)          (4.1)            (4.0)          (4.5)
Income before income taxes          3.8            8.1              3.5            7.1
   and extraordinary loss
Income tax benefit (expense)        1.1           (0.5)             0.5           (0.3)
Extraordinary loss on debt            -           (9.5)               -           (5.0)
    prepayment
Net Income                          4.9%          (1.9)%            4.0%           1.8%


         The Company posted record net sales for the three and six month periods ended June 30, 1997, increasing 9% and 8% compared to the same periods in 1996, respectively. Higher volumes, primarily due to increased production capacities, were responsible for the growth in revenues. Pounds sold rose 7% and 8% for the three and six month periods ended June 30, 1997 compared to the same periods in 1996, respectively. Selling prices increased 2% and .5% for the three and six month periods ended June 30, 1997 compared to the same periods in 1996, respectively.

         The decrease in gross profit as a percentage of net sales from 1996 to 1997 is primarily due to higher resin prices in 1997. Polyvinyl chloride (PVC) resin prices were approximately 9% higher during the first half of 1997 compared to the same period in 1996. Much of the PVC resin increases were driven by a tight supply of resin caused by various operational problems with many of the resin producers; not true demand. Therefore, the Company was unable to pass all of the raw material price increases on to its customers as indicated by the .5% selling price increase mentioned in the previous paragraph.

         The slight increase in operating expenses as a percentage of net sales from 1996 to 1997 is primarily due to higher freight costs associated with the expansion of the Company's market area, partially offset by lower general and administrative expenses relating to salaries and professional fees. The Company's ability to expand its market area is the result of the new capacity at it's Hastings, Nebraska facility.

         The decrease in non-operating expenses, which consist mainly of interest expense, from 1996 to 1997 is primarily due to the debt refinancing and new common equity obtained in May of 1996, which allowed the Company to eliminate 40% of the Company's high cost subordinated debt. In addition, the sale of redeemable preferred stock in May, 1997 also reduced interest expense.

         The income tax provisions for 1997 and 1996 were calculated based upon management's estimate of the annual effective income tax rates, reduced by federal net operating loss (NOL) carryforwards utilized and state tax credits, as well as NOL carryforwards expected to be used in future periods. Due to more profitable operations and future expected profits, an income tax benefit of $250,000 was recorded in the second quarter of 1997, representing a change in the deferred tax asset valuation allowance relating to a portion of the NOL carryforwards which are now expected to be utilized in the future.

         FINANCIAL CONDITION. The Company's financial condition improved significantly during the second quarter due to the issuance of $10 million of convertible preferred stock. The proceeds from issuance of the convertible preferred stock were used to pay down debt as well as provide capital for the Company's growth strategy. At June 30, 1997, the Company had $9.0 million of working capital.

         Cash used in operating activities was $2.9 million in 1997 compared to cash provided by operating activities of $177,000 in 1996. The primary reason for the increase is the larger increase in inventories during the six months ended June 30, 1997.

         The Company used $3.3 million and $1.8 million for investing activities for the six months ended June 30, 1997 and 1996, respectively. The primary uses of cash in 1997 and 1996 were for capital expenditures and the purchase of the minority interest in Eagle Plastics. The primary source of cash in 1996 was proceeds from restricted cash.

         Cash provided by financing activities was $6.2 million and $1.3 million for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily due to issuance of convertible preferred stock during the second quarter of 1997, partially offset by payments under the note payable.

         The Company has commitments for capital expenditures of $1.3 million at June 30, 1997. Sources of liquidity include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. With the addition of the $10 million of redeemable preferred stock during the second quarter of 1997, the Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially from those anticipated by some of the statements made herein.

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

         The Company's gross margin percentage is a sensitive function of PVC and polyethylene (PE) raw material resin prices. In a rising or stable resin market, margins and sales volume have historically been higher and conversely, in falling resin markets sales volumes and margins have historically been lower. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors both domestically and worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

          On May 9, 1997 the Company issued 10,000 shares of 8% Convertible Preferred Stock to accredited investors pursuant to section 4(2) of the Securities Act of 1933. The new 8% Convertible Preferred Stock entitles its holders to cumulative cash dividends at the rate of 8% (on the value of $1,000 per share). Dividends are payable quarterly, but if the Company is unable to pay the dividends, then such dividends shall accrue at the rate of 12% per annum until paid in full. 8% Preferred shareholders also receive any dividends paid on shares of common stock. No dividends can be paid on other common or preferred stock until dividends on the 8% Preferred have been paid. In the event of liquidation of the Company, the 8% Preferred holders receive $1,000 per share, plus any accrued but unpaid dividends, before any payment or declaration and setting apart for payment of any amount can be made in respect of the common stock or any other class of preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of shareholders was held on May 13, 1997.

         a) A resolution was adopted to set the number of directors for the ensuing year at seven. The resolution passed with 4,685,556 votes were cast in favor, 9,051 opposed, and 7,561 votes withheld.

         b) Larry D. Schnase and G. Peter Konen were elected to serve as directors of the Company until the 1999 Annual Shareholders meeting. Each nominee ran unopposed and received 4,687,542 votes in his favor and 14,628 votes withheld. Other directors whose term of office as a director continued after the meeting are: William H. Spell, Bruce A. Richard, Richard W. Perkins, George R. Long, and Harry W. Spell.

         c) The Company's 1997 Stock Option Plan was approved by the shareholders by a vote of 3,058,694 in favor, 148,188 against, 79,271 votes withheld, and 1,416,017 shares recorded as broker non-votes. The plan provides for granting of incentive and non qualified stock options to directors, officers, employees, and key consultants. A total of 1,000,000 shares of the Company's Common Stock has been reserved for issuance under this plan.

         d) Deloitte & Touche LLP was elected as the Company's independent public accountants by a vote of 4,666,211 in favor, 25,639 against, and 10,320 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

   Exhibit
    Number                  Description
    ------                  -----------

     3(i)        Articles of incorporation, as amended

      11         Earnings Per Share Schedule

      27         Financial Data Schedule


    (b) Reports on Form 8-K.

          On May 17, 1997, the registrant filed form 8-K to report the issuance of 8% preferred stock. There were no financial statements filed with the 8-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    -----------------------------
     William H. Spell
     Chief Executive Officer


By  /s/ Patrick M. Mertens
    -----------------------------
     Patrick M. Mertens
     Chief Financial Officer
     (Principal Financial and Accounting Officer)


Dated: August 4, 1997