Form 10-Q
period 1997-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1997-11-13
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1997

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

                                Yes _X_  No ___

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of October 24, 1997 was 6,523,474.

                 EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Condensed Statements of Operations - Three and Nine
             Months Ended September 30, 1997 and 1996 (Unaudited)............ 3

         Consolidated Condensed Balance Sheets - September 30, 1997
             and December 31, 1996 (Unaudited)............................... 4

         Consolidated Condensed Statements of Cash Flows - Nine
             Months Ended September 30, 1997 and 1996 (Unaudited)............ 5

         Notes to Consolidated Condensed Financial Statements (Unaudited).... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................... 7


                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.............................................. 9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................... 9


SIGNATURES................................................................... 9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS                           NINE MONTHS
                                                              ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                            1997               1996               1997               1996
                                                        ------------       ------------       ------------       ------------
NET SALES                                               $ 20,042,483       $ 18,395,181       $ 56,989,941       $ 52,511,981

COST OF GOODS SOLD                                        16,509,562         14,226,118         45,197,009         39,349,613
                                                        ------------       ------------       ------------       ------------
  Gross profit                                             3,532,921          4,169,063         11,792,932         13,162,368

OPERATING EXPENSES:
  Selling expenses                                         2,151,926          1,939,443          6,288,787          5,561,434
  General and administrative expenses                        638,569            703,475          2,020,363          2,111,063
                                                        ------------       ------------       ------------       ------------
                                                           2,790,495          2,642,918          8,309,150          7,672,497
                                                        ------------       ------------       ------------       ------------

OPERATING INCOME                                             742,426          1,526,145          3,483,782          5,489,871

NON-OPERATING EXPENSE                                        617,985            636,918          2,074,528          2,156,741
                                                        ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                         124,441            889,227          1,409,254          3,333,130

INCOME TAX BENEFIT (EXPENSE)                                 (25,000)           (39,600)           167,932           (152,600)
                                                        ------------       ------------       ------------       ------------

INCOME BEFORE EXTRAORDINARY LOSS                              99,441            849,627          1,577,186          3,180,530

EXTRAORDINARY LOSS ON DEBT
   PREPAYMENTS, less income tax benefit of $90,000              --                 --                 --            1,718,854
                                                        ------------       ------------       ------------       ------------


NET INCOME (LOSS)                                             99,441            849,627          1,577,186          1,461,676

PREFERRED STOCK DIVIDENDS                                   (200,657)            (1,291)          (319,747)           (90,135)
                                                        ------------       ------------       ------------       ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                          $   (101,216)      $    848,336       $  1,257,439       $  1,371,541
                                                        ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary
    Income before extraordinary loss                    $       (.02)      $        .11       $        .17       $        .50
    Extraordinary loss on debt prepayments                      --                 --                 --                 (.27)
                                                        ------------       ------------       ------------       ------------

    Net income (loss)                                   $       (.02)      $        .11       $        .17       $        .23
                                                        ============       ============       ============       ============

  Fully diluted
    Income before extraordinary loss                    $       (.02)      $        .11       $        .17       $        .44
    Extraordinary loss on debt prepayments                      --                 --                 --                 (.24)
                                                        ------------       ------------       ------------       ------------
    Net income (loss)                                   $       (.02)      $        .11       $        .17       $        .20
                                                        ============       ============       ============       ============

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING
  Primary                                                  6,518,627          7,544,367          7,557,901          6,255,037
                                                        ============       ============       ============       ============
  Fully diluted                                            6,518,627          7,606,121          7,576,651          7,259,968
                                                        ============       ============       ============       ============


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                              ASSETS                              SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                      ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $       --         $       --
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $317,000 and $195,000, respectively                9,316,365          6,373,994
  Inventories                                                            9,779,744         10,279,169
  Deferred income taxes                                                    425,000            340,000
  Other                                                                    364,373            196,482
                                                                      ------------       ------------
          Total current assets                                          19,885,482         17,189,645

PROPERTY AND EQUIPMENT, net                                             15,782,500         11,486,019

OTHER ASSETS:
  Prepaid interest                                                         984,703          1,388,688
  Goodwill, less accumulated amortization of $342,000 and
    $263,000, respectively                                               4,125,575          3,650,298
  Other                                                                  1,611,572          1,711,914
                                                                      ------------       ------------
                                                                         6,721,850          6,750,900
                                                                      ------------       ------------
                                                                      $ 42,389,832       $ 35,426,564
                                                                      ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                        $  2,622,997       $  4,649,102
  Accounts payable                                                       7,635,190          8,020,368
  Accrued liabilities                                                    1,640,756          1,442,180
  Current maturities of long-term debt                                   1,927,559          1,951,751
                                                                      ------------       ------------
         Total current liabilities                                      13,826,502         16,063,401

LONG-TERM DEBT, less current maturities                                  5,846,599          7,035,562

SUBORDINATED DEBT                                                        4,126,554          3,972,450

OTHER LONG-TERM  LIABILITIES                                                  --              331,147

REDEEMABLE PREFERRED STOCK, 8% cumulative dividend; convertible;         9,444,734               --
    $1,000 liquidation preference; $.01 par value; authorized, issued and outstanding 10,000 and none, respectively

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend;
     convertible; $2 liquidation preference; no par value;
     authorized 2,000,000 shares; issued and outstanding
     18,750 shares                                                          37,500             37,500

  Undesignated stock, par value $.01 per share;
     authorized 18,000,000 shares, none issued and outstanding                --                 --
  Common stock, par value $.01 per share;
     authorized 30,000,000 shares; issued and outstanding
     6,523,474 and 6,443,237 shares, respectively                           65,235             64,432
  Class B Common stock, par value $.01 per share;
     authorized 3,500,000 shares; none issued and outstanding                 --                 --
  Additional paid-in capital                                            37,334,344         37,211,090
  Unearned compensation on stock options                                   (28,125)           (96,241)
  Notes receivable from officers and employees on
     Common Stock purchases                                               (434,206)           (66,343)
  Accumulated deficit                                                  (27,829,305)       (29,126,434)
                                                                      ------------       ------------
          Total stockholders' equity                                     9,145,443          8,024,004
                                                                      ------------       ------------
                                                                      $ 42,389,832       $ 35,426,564
                                                                      ============       ============


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
-----------------------------------------------------------------------------------------------------

                                                                          1997               1996
                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  1,577,186       $  1,461,676
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss on debt prepayments                                   --            1,718,854
     Minority interest                                                        --              120,089
     Depreciation and amortization                                       1.312.799          1,212,361
     Loan discount amortization                                            427,456            260,088
     Prepaid interest amortization                                         403,985            346,150
     Deferred income taxes                                                (250,000)              --
     Change in operating assets and liabilities                         (2,888,549)        (1,011,718)
     Other                                                                    --                  105
                                                                      ------------       ------------
         Net cash provided by operating activities                         582,877          4,107,605
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (5,386,782)        (2,139,070)
   Purchases of minority interest                                         (748,718)          (519,749)
   Proceeds from restricted cash                                              --              500,000
   Proceeds from property and equipment disposals                             --               36,484
   Notes receivable from officers and employees for purchase
     of common stock                                                      (367,863)              --
                                                                      ------------       ------------
          Net cash used in investing activities                         (6,503,363)        (2,122,335)
                                                                      ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under note payable, net                                     (2,026,105)          (433,592)
   Proceeds from long-term debt                                            260,000          8,029,950
   Repayment of long-term debt                                          (1,473,155)       (10,001,552)
   Issuance of redeemable preferred stock, net of offering costs         9,416,971               --
   Issuance of common stock                                                 82,522          1,446,563
   Payment of debt issuance costs                                          (20,000)          (598,257)
   Payment of preferred stock dividend                                    (319,747)           (90,135)
                                                                      ------------       ------------
          Net cash provided by (used in) financing activities            5,920,486         (1,647,023)
                                                                      ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     --              338,247

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              --              303,043
                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       --         $    641,290
                                                                      ============       ============


See accompanying notes to consolidated condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

1.       PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. and subsidiaries ("the Company") at September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1996.

2.       INVENTORY

                                    SEPTEMBER 30,         DECEMBER 31,
                                        1997                  1996
                                     -----------           -----------
          Raw materials              $ 3,526,848           $ 3,151,147
          Finished goods               6,252,896             7,128,022
                                     -----------           -----------
                                     $ 9,779,744           $10,279,169
                                     ===========           ===========

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

4.       NET INCOME PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. If the Company had applied SFAS No. 128 to the computation of earnings per share for the three and nine month periods ended September 30, 1997, the basic amounts would have been $(.02) and $.19, respectively, and diluted amounts would have been $(.02) and $.17, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Consolidated Statement of Operations as percentages of net revenues:

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                  1997        1996        1997         1996
                                 -----       -----       -----        -----
Net sales                        100.0%      100.0%      100.0%       100.0%
Cost of goods sold                82.4        77.3        79.3         74.9
Gross Profit                      17.6        22.7        20.7         25.1
Operating expenses                13.9        14.4        14.6         14.6
Operating income                   3.7         8.3         6.1         10.5
Non-operating expense             (3.1)       (3.5)       (3.6)        (4.1)
Income before income taxes         0.6         4.8         2.5          6.4
   and extraordinary loss
Income tax benefit (expense)      (0.1)       (0.2)        0.3         (0.3)
Extraordinary loss on debt          --          --          --         (3.3)
   prepayment
Net Income                         0.5%        4.6%        2.8%         2.8%

         The Company posted record net sales for the three and nine month periods ended September 30, 1997, increasing 9% compared to the same periods in 1996, respectively. Higher volumes, primarily due to increased production capacities, were responsible for the growth in revenues. Pounds sold rose 15% and 11% for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. Selling prices decreased 7% and 2% for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996.

         The decrease in gross profit as a percentage of net sales from 1996 to 1997 is primarily due to a combination of higher resin prices during the first half of 1997 and lower selling prices during the third quarter of 1997. Polyvinyl chloride (PVC) resin prices were approximately 2% higher during the nine months ended September 30, 1997 compared to the same period in 1996. Much of the PVC resin increases were driven by a tight supply of resin during the first quarter, caused by various operational problems with many of the resin producers; not true demand. Therefore, the Company was unable to pass all of the raw material price increases on to its customers during the first half of 1997. The lower selling prices is due to PVC resin prices peaking earlier than usual in 1997. Resin pricing began it's more traditional fall/winter descent in September of 1996, compared to an unusually-early June in 1997. To maintain its market share, the Company was required to lower its prices at the same rate as raw material price changes. As higher priced inventory was sold at lower market prices, gross profits decreased significantly.

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

         FINANCIAL CONDITION. The Company's financial condition improved significantly in 1997 due to the issuance of $10 million of convertible preferred stock during the second quarter. The proceeds from issuance of the convertible preferred stock were used to pay down debt as well as provide capital for the Company's growth strategy. At September 30, 1997, the Company had $6.1 million of working capital.

         Cash provided by operating activities was $583,000 and $4.1 million for the nine months ended September 30, 1997 and 1996, respectively. The primary reasons for the decrease are lower operating income and a smaller decrease in inventories during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         The Company used $6.5 million and $2.1 million for investing activities for the nine months ended September 30, 1997 and 1996, respectively. The primary uses of cash in 1997 and 1996 were for capital expenditures and the purchase of the minority interest in Eagle Plastics. The primary source of cash in 1996 was proceeds from restricted cash.

         Cash provided by financing activities was $5.9 million for the nine months ended September 30, 1997, compared to cash used by financing activities of $1.6 million for the nine months ended September 30, 1996. The increase is primarily due to issuance of convertible preferred stock during the second quarter of 1997, partially offset by payments under the note payable and long-term debt.

         The Company has commitments for capital expenditures of $625,000 at September 30, 1997. Sources of liquidity include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. With the addition of the $10 million of redeemable preferred stock during the second quarter of 1997, the Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially from those anticipated by some of the statements made herein. These forward statements involve a number of risks and uncertainties in addition to those specifically mentioned below, including: business conditions and the general economy, competitive factors such as major capacity increases from competitors, and weather factors. Any one or more of these factors and risks could have a materially adverse effect on the Company's results of operations.


         The Company expects the demand for plastic pipe and tubing to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe and tubing of three percent or greater per year through 1998. The Company has historically been able, and expects in the future, to grow at rates substantially in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth in the higher profit products and geographic regions.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    William H. Spell
    Chief Executive Officer


By  /s/ Patrick M. Mertens
    Patrick M. Mertens
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


Dated: November 13, 1997