Form 10-K
period 1997-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1998-03-24
CIK 852426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1997

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

       Registrant's telephone number, including area code: (612) 305-0339

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $10,900,000 (based on closing sale price of $2.00 per share as reported on the Nasdaq Small-Cap Market).

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of February 27, 1998 was 6,816,174.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Eagle Pacific Industries, Inc., a Minnesota corporation (the "Company") manufactures and distributes polyvinyl chloride ("PVC") pipe and polyethylene ("PE") pipe and tubing products used for turf and water irrigation, natural gas, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The Company distributes its products primarily in the Upper Midwest and Plains states and the Mountain and Pacific Northwest regions of the United States.

         The Company's principal offices are located in Minneapolis, Minnesota. The Company has production facilities in Hastings, Nebraska, Hillsboro, Oregon, and Midvale, Utah. The Company also has a distribution facility in Baker City, Oregon.

         Effective December 31, 1997, the Company merged with its two wholly-owned subsidiaries, Eagle Plastics, Inc. and Pacific Plastics, Inc., ending the separate existence of each subsidiary and consolidating the Company's operations. In addition, Pacific Plastics, Inc. merged with its wholly-owned subsidiary, Arrow Pacific Plastics, Inc.

PRODUCTS

         The Company's products consist of 1/2-inch to 15-inch PVC pipe and 1/2-inch to 6-inch PE pipe and tubing for applications in the building and construction industry, turf and water irrigation, natural gas, water wells, fiber optic lines, and electronic and telephone lines. Although the manufacture and sale of PVC pipe and PE pipe and tubing is generally viewed as a commodity business (i.e. price being the only purchasing consideration), the Company believes it has created brand name recognition for its products while remaining competitive on price. To help support the brand name recognition, the cornerstone of the Company's success is to offer the highest quality PVC pipe and PE pipe and tubing available. The Company also looks for niche markets to enter, such as PE pipe and tubing for turf irrigation, where it can establish itself as the market leader and command higher profit margins. The Company also adds features such as quick connect gaskets and longer pipe lengths that allow for easier installation, as well as proprietary marking for brand identification. The Company believes that it has the most respected and diversified product offering in the plastic pipe industry.

PVC PIPE

         PVC pipe is widely accepted in the building and construction industry. A number of factors have caused its popularity including its low cost, easy installation, and its lower weight and longer life than metal pipe. As a result, PVC is replacing metal pipe in many construction situations. Below are descriptions of the Company's primary PVC pipe products, broken down between pressure and non-pressure rated products.

         A major use of PVC pipe is transporting water under pressure. The Company manufacturers and distributes several PVC pressure pipe products for use at various points in a water distribution system.

         PVC(R) WELL CASING. The Company offers a light-weight PVC pipe to be used as casing in water wells. The well casing pipe is manufactured out of the highest quality PVC and meets all American Society for Testing and Materials ("ASTM") and National Sanitation Foundation International ("NSFI") standards. As a companion to its well casing pipe, the Company also offers a threaded drop pipe for hanging submersible pumps. These heavy duty pipes are made from schedule 80 PVC and weigh one-seventh of an equivalent metal pipe.

         PRESSURE PIPE. This versatile pipe is used extensively in water service lines, turf irrigation, agricultural irrigation, water wells, and for transporting crude oil and salt water. It comes in diameters from 1/2-inch to 15-inches and in lengths up to 40 feet.

         WHITE AND GREY SCHEDULE 80. The Company offers this extra strong PVC pipe for demanding industrial applications. Its thick, strong walls stand up to most chemicals, giving it distinct advantages over conventional metal pipe.

         GASKET JOINT PIPE. Gasket joint pipe has a Reiber gasket to assure leak-proof water mains and sewer pipe. Steel reinforced Reiber gaskets are pre-stressed and molded in place to offer a tight and dependable seal. The Company was one of the first in the industry to develop the capability to mold the Reiber gasket in place in its PVC pipe, which produces the distinctive bell end on a Gasket Joint Pipe.

         The Company also manufactures a line of non-pressure rated PVC pipe products. Although these products are considered lower grade than pressure pipe, the Company applies the same high quality standards that it incorporates into all its products.

         DRAIN, WASTE AND VENT PIPE. Drain, waste and vent pipe is used inside the home in non-pressurized applications. It carries the NSFI approval, and therefore, is a popular product for use as waste drains and vents in the home.

         SEWER DRAIN PIPE. Sewer drain pipe is used for the exterior transportation and storage of waste water. When waste water leaves the home or industrial building, it moves through Sewer drain pipe into a municipal sewer system or other reclamation system. The thick-walled Sewer drain pipe is building code approved. For rural and non-building code applications, a thin-walled variety of Sewer drain pipe is available.

         COEX CELLULAR CORE. Coex cellular core is a lighter weight drain, waste and vent pipe for non-pressure applications. Coex cellular core is a co-extruded pipe, with air-injected PVC sandwiched between two thin layers of solid PVC. Its lighter weight makes coex cellular core easier to handle and more affordable than heavier, solid PVC drain, waste and vent pipe. Its insulating characteristics make coex cellular core pipe particularly desirable for public buildings.

         ELECTRIC AND TELEPHONE DUCT. Electric and telephone duct are used by utility companies. Electric duct is used for power lines, as well as electrical wiring, both inside buildings and underground. Telephone duct is used by communications companies for insulating their telephone communication lines.

PE PIPE AND TUBING

         The applications and markets for PE pipe and tubing is expanding because of its flexibility and strength. The Company offers a wide selection of PE pipe and tubing products for home, farm, telecommunication, municipal and industrial use. The Company backs its PE pipe and tubing with what it believes are the best warranties in the industry. Below are descriptions of the Company's primary PE product lines:

         PURE CORE(R). Pure Core(R) is the Company's highest quality PE pipe and tubing. The walls of this premium pipe are 25 percent thicker than called for by both ASTM and NSFI standards and comes with a 50-year warranty. Its primary markets and uses include municipal and domestic water service for homes and office, and transporting potable liquids for the chemical and food processing industries.

         EAGLE 3408 AND POLY FLO. Eagle 3408 and Poly Flo Pipe are all-black PE pipe and tubing products which meet the high quality standards set by ASTM and NSFI, yet are offered at a lower price than Pure Core(R) pipe. Eagle 3408 and Poly Flo Pipe are made from high-density 3408 and medium-density 2406 polyethylene, respectively. The primary use for this product line is transporting potable water, with limited applications for foods and chemicals. The Eagle 3408 Pipe is also used for slab heating systems and closed-loop, ground coupled heat pump systems.

         GREEN-STRIPED EAGLE-TOUGH TURF PIPE(R). Green-striped Eagle-Tough Turf Pipe(R) is a popular PE pipe in the lawn irrigation industry. It is co-extruded with two green stripes to permanently identify it as Tough Turf Pipe. This distinct, recognizable marking is unique to Tough Turf Pipe. Part of its popularity is the Tough Lifetime Guarantee against defects in materials and workmanship covering the replacement cost of the pipe and the related labor cost. The Company also serves its customers by providing pipe sizing other than the traditional 1-inch diameter, all with the Tough Lifetime Guarantee, which is valid as long as the original purchaser owns the property where Tough Turf Pipe was originally installed.

         POLY-FLEX. Utility-grade Poly-Flex is an economically priced utility-grade PE pipe and tubing. This product carries a one-year warranty and is suitable for transporting potable water and for pressure installations. Primary markets and uses of this product include farm water systems, including transporting water to outlying areas for livestock, plumbing/waste water and drainage applications, and irrigation, primarily in home and other low pressure applications.

         NATURAL GAS PIPE. Eagle Tri-Stripe(R) Natural Gas Pipe is marked with yellow stripes for quick identification and is available in diameters up to 4 inches. Eagle Tri-Stripe(R) is an excellent alternative to steel pipe for natural gas distribution and propane service due to its light weight, ease of installation, and maintenance-free nature. The Company has concentrated on marketing Natural Gas Pipe to the after-market side of the business, serving installers and contractors, instead of marketing directly to utility companies.

         FIBER OPTIC PIPE. Fiber optic pipe is used for protecting underground fiber optic cables. The Company sells this product mainly to large communications companies such as AT&T, Sprint and MCI, and to railroad companies such as Southern Pacific, which lay the pipe alongside their railroad tracks and then lease space on their own fiber optic lines to the communications companies.

MARKETING AND CUSTOMERS

         The Company markets its products through a combination of independent sales representatives, factory salespersons, and inside sales/customer service representatives. Independent sales representatives are primarily assigned to geographic territories. Factory salespersons are primarily assigned to specific product lines and customers. The Company's core geographic market areas are the Upper Midwest and Plains states and the Mountain and Pacific Northwest regions of the United States.

         The Company's marketing strategy focuses on the brand name recognition that its high quality products have attained, particularly its PE pipe and tubing. To complement its products, the Company provides high quality customer service and short delivery times.

         The Company offers a wide variety of warranty programs on its products. These warranties apply to failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. However, the Pure Core(R) product has a fifty-year warranty and Eagle Tough Turf Pipe(R) has its own unique lifetime warranty, which is valid as long as the original purchaser owns the property where Eagle Tough Turf Pipe(R) was originally installed. These warranties extend in scope from replacement of the defective pipe to payment of all costs of replacing the defective pipe, including labor costs. The Company maintains product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

         In addition to the warranty programs, the Company offers many of the industry-standard promotional sales programs, such as volume rebates and discounts. The Company also offers a frequent- buyer program, which the Company believes is unique to the industry. The frequent-buyer program allows customers to select products from a catalogue based on points earned from pipe and tubing purchases.

         The Company's customers consist primarily of wholesalers and distributors. The Company has a broad and diverse group of customers. No customer accounted for more than 10% of total net sales in 1997, 1996, or 1995.

COMPETITION

         The plastic pipe industry is highly competitive due to the large number of producers and the commodity nature of the industry. According to Plastics News, the plastic pipe market is approximately $3.8 billion in annual sales. The Company is the 16th largest extruder of plastic pipe, according to Plastic News. However, many of the pipe manufacturers that ranked higher than the Company produce large diameter pipe (15-inch to 30-inch) which the Company does not produce. Within its primary markets, the Company believes it is one of the largest producers of PVC pipe and PE pipe and tubing. Because of shipping costs, competition is usually regional, instead of national, in scope. Finally, although the Company believes it has reduced the commodity nature of its business through its high quality and brand names, pricing pressure will continue and could affect the Company's margins in the future.

MANUFACTURING AND SOURCES OF SUPPLIES

         All of the Company's manufacturing is performed at its facilities in Hastings, Nebraska, Hillsboro, Oregon and Midvale, Utah. To ensure the highest quality products possible, the Company uses high quality raw materials and the latest in extrusion technologies.

         All three of the Company's manufacturing facilities have compound centers for PVC resin where the PVC resin is precisely mixed with various waxes, colorants, UV protectants and lubricants to create the appropriate compound resin for each extrusion application. By performing its own PVC compounding, the Company has been able to reduce its raw material costs. PE material used by the Company is purchased in compounded form, ready for direct use in the extruder. Because of the different properties of PE plastic, it is not cost-effective to acquire the technology to perform the Company's own PE compounding. Compounded PVC resin and PE resin are automatically transported from storage silos to the extrusion equipment by a vacuum feeding system.

         Extrusion is a common manufacturing process used in the production of plastic products. During production, PVC compounded resin or PE resin is placed in an extrusion machine, where the PVC or PE material is heated into molten plastic and pulled through a sizing apparatus to produce pipe or tubing of the desired diameter. The newly extruded pipe or tubing is moved through a water cooling trough, marked to indicate the identity of the pipe or tubing and cut to length. Multiple warehousing and outdoor storage facilities are used to store finished product. Inventory is shipped from storage to customers by common carrier or by the Company's vehicles for orders close to a manufacturing facility.

         At each phase of the manufacturing process, the Company pays great attention to quality and production of a consistent product. Every PVC and PE product is thoroughly examined for compliance with ASTM standards. The Company has a quality control department which has its own testing lab for both resin and finished goods quality assurance. As a result of these steps, the Company believes very few defective finished products reach its customers.

         The Company acquires its PVC and PE resins in bulk, mainly by rail car. The Company acquires raw materials from various sources. During the years ended December 31, 1997, 1996 and 1995, purchases of raw materials from two vendors totaled 61%, 61% and 72% of total material purchases, respectively. The Company maintains strong relationships with its key raw material vendors to ensure the quality and availability of raw material.

BUSINESS SEASONALITY

         Due to general weather constraints in the geographic markets in which the Company operates, the demand for its products tends to be seasonal. In an effort to reduce the fluctuations in operating results caused by the seasonality of the Company's products, the Company offers extended terms to its customers during the winter months in order to stabilize production. Notwithstanding extended terms, the Company experiences fluctuations in sales, accounts receivable and inventory levels during the year.

BACKLOG

         The Company strives to keep delivery lead times to a minimum in order to meet customer needs. However, due to the seasonality of the business, lead times can occasionally approach 30 days. The backlog on February 27, 1998, was 7,340,000 pounds of plastic pipe compared to 8,120,000 pounds on February 28, 1997.

EMPLOYEES

         The Company currently employs 337 employees, of which 23 are in administration, 49 in sales and shipping and 265 in manufacturing. None of the Company's employees are represented by a labor union and the Company has never experienced any work stoppages.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in leased office space in Minneapolis, Minnesota, which is adequate for the operation of the Company's business. The Company's manufacturing and warehouse facilities are located in Hastings, Nebraska, Hillsboro, Oregon, Midvale, Utah, and Baker City, Oregon. The Company both owns and leases portions of its facilities in Hastings, Nebraska. The facility in Hillsboro, Oregon is owned, while the Midvale, Utah and Baker City, Oregon facilities are leased. The Company has an option to purchase the facility in Baker City, Oregon.

         With the exception of the Midvale, Utah facility, the Company believes that the production capacity of its facilities is sufficient to meet its current and future needs. The Midvale, Utah facility is not located on a rail spur and its size is not adequate to meet current and future demands. The Company is currently in the process of developing a new facility in West Jordan, Utah. The manufacturing facilities, as currently equipped, are operating at approximately 85% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material legal proceedings against it or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Nasdaq Small Cap Market under the symbol "EPII." The Company's Series A Preferred Stock and Redeemable Preferred Stock do not trade on any exchange or Nasdaq. The following table sets forth the high and low bid prices of a share of Common Stock for each fiscal quarter in 1997 and 1996.

                                                High             Low
Year ended December 31, 1997:
   First quarter                              $4               $2-5/8
   Second quarter                              3-13/16          2-5/8
   Third quarter                               3                2-1/2
   Fourth quarter                              3-1/32           2-1/4

Year ended December 31, 1996:
   First quarter                              $2-3/8           $1-1/4
   Second quarter                              4                1-1/2
   Third quarter                               3-7/8            3-1/8
   Fourth quarter                              3-1/2            2-5/16

         The bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. At February 27, 1998, the Company had approximately 1,950 shareholders of record and approximately 1,600 shareholders in street name.

         The Company has never paid a cash dividend on its Common Stock. Payment of Common Stock dividends is at the discretion of the board of directors, subject to the Company's lending arrangements. The board of directors plans to retain earnings, if any, for operations and does not intend to pay Common Stock dividends in the near future. However, dividends are paid by the Company on its Series A 7% Convertible Preferred Stock and 8% Redeemable Preferred Stock. On May 9, 1997, the Company issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock is convertible at the holders option at $4.26 per share and has a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. After two years from issuance, the Company can cause a mandatory conversion if the common stock trades above $7.45 per share for 30 consecutive days. The Company relied on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA


YEARS ENDED DECEMBER 31,                        1997           1996            1995            1994             1993
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
  Net sales                                   $ 71,685,080   $ 65,280,138    $ 51,330,127    $ 34,076,224    $    602,466
  Gross profit                                  14,233,460     15,173,356       9,391,883       9,608,859         112,361
  Operating expenses                            10,877,964     10,044,450       7,680,038       5,702,515         798,622
  Operating income (loss)                        3,355,496      5,128,906       1,711,845       3,906,344        (686,261)
  Interest expense                               2,636,862      2,637,341       2,932,563       2,242,757          73,483
  Other income                                      40,810         46,533         136,597          22,504          18,138
  Income (loss) before
    extraordinary loss                            759,444      2,469,628      (1,028,824)      1,400,434        (682,839)
  Extraordinary loss                                  --       (1,728,353)           --              --          (205,000)
  Net income (loss)                                930,765      1,750,960        (864,824)      1,400,434        (887,839)
  Net income (loss) applicable                     410,362      1,660,169      (1,058,513)      1,207,145        (893,414)
     to common stock

  Basic earnings (loss) per common share:
    Income (loss) from
      continuing operations                   $        .06   $        .62    $       (.27)   $        .34    $       (.21)
    Extraordinary loss                                --             (.31)           --              --              (.06)
                                              ------------   ------------    ------------    ------------    ------------
                                              $        .06   $        .31    $       (.27)   $        .34    $       (.27)
                                              ============   ============    ============    ============    ============

  Diluted earnings (loss) per common share:
    Income (loss) from
      continuing operations                   $        .06   $        .49    $       (.27)   $        .24    $       (.21)
    Extraordinary loss                                --             (.24)           --              --              (.06)
                                              ------------   ------------    ------------    ------------    ------------
                                              $        .06   $        .25    $       (.27)   $        .24    $       (.27)
                                              ============   ============    ============    ============    ============

  Weighted average number of
    common shares outstanding                    6,503,426      5,444,683       3,899,587       3,570,233       3,349,693

DECEMBER 31,                                    1997           1996            1995            1994            1993
FINANCIAL POSITION:
  Working capital                             $  4,080,324   $  1,126,244    $    450,932    $  3,975,553    $  2,326,948
  Total assets                                  43,828,971     35,426,564      31,917,782      19,181,172      17,827,025
  Long-term and subordinated
    debt                                         9,672,470     11,008,012      11,743,512       9,426,460      10,094,231
  Deferred liabilities                                --           72,384         263,595         806,705         135,677
  Redeemable preferred stock                    10,000,000           --              --              --              --
  Stockholders' equity                           7,699,147      8,024,004       4,575,075       4,030,373       2,646,112


See "Financial Highlights" elsewhere is the annual report for information regarding comparability of the selected financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Statements of Operations as percentages of net sales:

                                              1997          1996          1995
                                              ----          ----          ----
Net sales                                    100.0%        100.0%        100.0%
Cost of goods sold                            80.1          76.8          81.7
Gross Profit                                  19.9          23.2          18.3
Operating expenses                            15.2          15.4          15.0
Operating income                               4.7           7.9           3.3
Other expense                                 (3.6)         (4.1)         (5.3)
Income (loss) before income taxes and
  extraordinary loss                           1.1           3.8          (2.0)
Income tax benefit                            (0.2)         (1.5)         (0.3)
Income (loss) before extraordinary loss        1.3           5.3          (1.7)
Extraordinary loss on debt prepayments          -            2.6            -
Net income (loss)                              1.3%          2.7%         (1.7)%

         On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific Plastics, Inc. and its wholly owned subsidiary, Arrow Pacific Plastics, Inc. ("Pacific"). Since Pacific was not acquired by the Company until July, 1995, operating results may not be comparable with prior years. Pro forma results, reflecting operations as if the acquisition had occurred at the beginning of 1995 are provided in Note 2 of the financial statements. A discussion of the pro forma results are made whenever it is deemed to enhance the reader's understanding of the Company's operating results.

       The Company posted record net sales in 1997, rising 10% from 1996 to 1997 and by 27% from 1995 to 1996. Higher sales volumes, primarily due to an increase in production capacities, were responsible for the 1997 growth in revenues. Higher sales volumes, primarily due to the acquisition of Pacific, were responsible for the 1996 growth in revenues. Pounds sold rose by 13% from 1996 to 1997 and by 40% from 1995 to 1996. These higher volumes were partially offset by lower selling prices, which decreased 3% from 1996 to 1997 and 9% from 1995 to 1996. The lower selling prices in 1997 were caused by increased competition due to over-capacity in the industry, while the lower selling prices in 1996 were primarily due to lower PVC resin prices. On a pro forma basis, sales in dollars decreased 6% from 1995 to 1996, while sales in pounds increased 5%. The small pro forma sales increase in pounds is due to capacity constraints at the Company's three manufacturing facilities.

         The decrease in gross profit as a percentage of net sales from 1996 to 1997 is primarily due to a combination of higher resin prices during the first half of 1997 and lower selling prices during 1997. PVC resin prices were approximately 3% higher from 1996 to 1997. Much of the PVC resin price increases were driven by a tight supply of resin during the first quarter of 1997, caused by various operational problems within many of the resin producers, not by an increase in demand. Therefore, the Company was unable to pass all of the raw material price increases on to its customers during the first half of 1997. The lower selling prices were due to PVC resin prices peaking earlier than usual in 1997. Resin prices peaked in May 1997, compared to the more traditional fall/winter price descent in September of 1996. To maintain its market share, the Company was required to lower its prices at the same rate that raw material prices declined. As higher priced inventory was sold at lower market prices, gross profits decreased significantly. The increase in the gross profit as a percentage of net sales from 1995 to 1996 is primarily due to the stabilization of PVC and PE raw material costs and selling prices during 1996.

         Operating expenses as a percentage of net sales decreased from 1996 to 1997 primarily due to administrative efficiencies within the Company which were partially offset by higher freight costs resulting from expanded geographic markets. Operating expenses as a percentage of net sales increased from 1995 to 1996 primarily due to lower selling prices in 1996 which were partially offset by administrative efficiencies gained from the acquisition of Pacific. Operating expenses as a percentage of sales on a pro forma basis were 14.4% for 1995. The increase in operating expenses from 1995 pro forma results to 1996 is due to lower selling prices in 1996 compared to 1995.

         The decrease in non-operating expenses, which consists mainly of interest expense, as a percentage of net sales from 1996 to 1997 is the result of paying down the revolving credit loan with the proceeds from the sale of redeemable preferred stock in May 1997. Interest expense decreased in 1996 compared to 1995 as a result of the Company's refinancing of debt along with the issuance of new common equity in May 1996, which allowed the Company to eliminate 40% of its higher interest rate subordinated debt and related non-cash interest amortization.

         The income tax provisions for 1997, 1996 and 1995, were calculated based upon management's estimate of the annual effective rates, reduced by federal net operating loss ("NOL") and state tax credit carryforwards utilized as well as NOL carryforwards expected to be used in future periods. Due to future expected profits, income tax benefits of $250,000 and $1,000,000 were recorded in 1997 and 1996, respectively, representing NOL carryforwards expected to be utilized in the future.

FINANCIAL CONDITION. The Company's financial condition improved significantly in 1997 due to the issuance of $10 million of redeemable preferred stock during the second quarter. The proceeds were used to pay down debt as well as provide capital for the Company's growth strategy. At December 31, 1997, the Company had $4.1 million of working capital.

         Cash generated from operating activities was $820,000 in 1997, compared to $5.8 million and $6.2 million in 1996 and 1995, respectively. Profits and depreciation and amortization were the primary sources of net cash provided by operating activities in 1997 and 1996. Net cash provided by operating activities in 1995 benefited from a $4.9 million reduction of inventory.

         The Company used $7.9 million, $3.5 million, and $6.0 million for investing activities in 1997, 1996, and 1995, respectively. The primary uses of cash were capital expenditures in 1997 and 1996 and the purchase of Pacific in 1995. Capital expenditures increased substantially in 1997 and 1996 due to the addition and replacement of manufacturing equipment at all three of the Company's manufacturing facilities.

         Cash provided by financing activities of $7.1 million in 1997 primarily consists of cash from the issuance of redeemable preferred stock during the second quarter of 1997, partially offset by payments under the note payable and long-term debt. Cash used for financing activities of $2.6 million in 1996 was primarily from repayments of long-term debt and the revolving credit loan. The Company generated $106,000 from financing activities in 1995.

         The Company had commitments for capital expenditures of $2,040,000 at December 31, 1997, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

         The Company expects the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. The Company has historically been able, and expects in the future to be able, to grow at rates substantially in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

The Company's gross margin percentage is a sensitive function of PVC and PE raw material resin prices and capacity levels in the industry. In a rising or stable resin market, margins and sales volume have historically been higher and conversely, in falling resin markets, sales volumes and margins have historically been lower. Gross margins also suffer when capacity increases outpace demand due to increased competition to utilize capacity. The Company believes that there currently is over-capacity in the plastic pipe industry. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

         The Company does not anticipate any events in the foreseeable future that would hinder the availability of the federal NOLs. The NOLs are available through the year 2010; however, the majority expire by the year 2000. The amount of available NOLs actually used will be dependent on future profits. The Company does not expect to utilize all of its NOLs before they expire.

         The Company believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success. However future sales, costs, margins, and profits are all influenced by a number of factors, as discussed above.

         As with other organizations, the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The incremental costs of this project will not have a material effect on the Company's financial statements. In addition, the Company has communicated with others with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


         Statements relating to the Company's expectation of the plastic pipe and tubing market, and the Company's performance in relation to such growth, the Company's ability to utilize NOLs in the future and its belief that it has the necessary resources for future success are all forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost fluctuations, general economic conditions, competition, availability of working capital and weather conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Index to Financial Statements and Schedules.

FINANCIAL STATEMENTS

Independent Auditors' Report
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flow
Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of Eagle Pacific Industries, Inc.


We have audited the accompanying balance sheets of Eagle Pacific Industries, Inc. as of December 31, 1997 and 1996 , and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Eagle Pacific Industries, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



  /s/  Deloitte & Touche LLP
----------------------------
       Deloitte & Touche LLP



Minneapolis, Minnesota
February 24, 1998


EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------------------
                                                    1997            1996            1995
NET SALES                                       $ 71,685,080    $ 65,280,138    $ 51,330,127

COST OF GOODS SOLD                                57,451,620      50,106,782      41,938,244
                                                ------------    ------------    ------------
  Gross profit                                    14,233,460      15,173,356       9,391,883
                                                ------------    ------------    ------------

OPERATING EXPENSES:
  Selling expenses                                 8,157,000       7,113,184       5,335,754
  General and administrative expenses              2,720,964       2,931,266       2,344,284
                                                ------------    ------------    ------------
                                                  10,877,964      10,044,450       7,680,038
                                                ------------    ------------    ------------

OPERATING INCOME                                   3,355,496       5,128,906       1,711,845
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                (2,636,862)     (2,637,341)     (2,932,563)
  Minority interest                                     --           (68,470)         55,297
  Other income                                        40,810          46,533         136,597
                                                ------------    ------------    ------------
                                                  (2,596,052)     (2,659,278)     (2,740,669)
                                                ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                             759,444       2,469,628      (1,028,824)

INCOME TAX BENEFIT (NOTE 10)                        (171,321)     (1,009,685)       (164,000)
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS              930,765       3,479,313        (864,824)

EXTRAORDINARY LOSS ON DEBT PREPAYMENTS,
  LESS INCOME TAX BENEFIT OF $80,500 (NOTE 5)           --         1,728,353            --
                                                ------------    ------------    ------------

NET INCOME (LOSS)                                    930,765       1,750,960        (864,824)

PREFERRED STOCK DIVIDENDS                           (520,403)        (90,791)       (193,689)
                                                ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK    $    410,362    $  1,660,169    $ (1,058,513)
                                                ============    ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss       $        .06    $        .62    $       (.27)
  Extraordinary loss on debt prepayments                --              (.31)           --
                                                ------------    ------------    ------------
  Net income (loss)                             $        .06    $        .31    $       (.27)
                                                ============    ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss       $        .06    $        .49    $       (.27)
  Extraordinary loss on debt prepayments                --              (.24)           --
                                                ------------    ------------    ------------
  Net income (loss)                             $        .06    $        .25    $       (.27)
                                                ============    ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                            6,503,426       5,444,683       3,899,587
  Diluted                                          7,426,521       7,120,112       3,899,587


See notes to financial statements.


EAGLE PACIFIC INDUSTRIES, INC.
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                              1997           1996
CURRENT ASSETS:
  Cash and cash equivalents                                                      $       --      $       --
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $203,500 and $195,100, respectively                           6,528,296       5,600,843
  Inventories (Note 3)                                                             13,269,560      10,279,169
  Deferred income taxes (Note 10)                                                     425,000         340,000
  Other                                                                               314,822         969,633
                                                                                 ------------    ------------
          Total current assets                                                     20,537,678      17,189,645

PROPERTY AND EQUIPMENT, NET (Note 4)                                               16,854,447      11,486,019
OTHER ASSETS:
  Prepaid interest (Note 5)                                                           836,998       1,388,688
  Goodwill, less accumulated amortization of $370,000 and $262,500, respectively    4,097,652       3,650,298
  Deferred financing costs, less accumulated amortization of
    $580,900 and $239,200, respectively                                               544,704         866,418
  Deferred income taxes (Note 10)                                                     825,000         660,000
  Non-compete agreement, less accumulated amortization
    of $132,500 and $79,500, respectively (Note 2)                                    132,492         185,496
                                                                                 ------------    ------------
                                                                                    6,436,846       6,750,900
                                                                                 ------------    ------------
                                                                                 $ 43,828,971    $ 35,426,564
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable (Note 5)                                                          $  4,405,976    $  4,649,102
  Accounts payable                                                                  8,892,015       8,020,368
  Accrued liabilities                                                               1,276,481       1,442,180
  Current maturities of long-term debt (Note 5)                                     1,882,882       1,951,751
                                                                                 ------------    ------------
          Total current liabilities                                                16,457,354      16,063,401

LONG-TERM DEBT, less current maturities (Note 5)                                    5,489,900       7,035,562
SUBORDINATED DEBT (Note 5)                                                          4,182,570       3,972,450
DEFERRED COMPENSATION (Note 6)                                                           --            72,384
MINORITY INTEREST                                                                        --           258,763
COMMITMENTS AND CONTINGENCIES (Note 7)                                                   --              --
REDEEMABLE PREFERRED STOCK, 8% cumulative dividend; convertible;                   10,000,000            --
     $1,000 liquidation preference; $.01 par value; authorized, issued and outstanding 10,000 shares (Note 8)
STOCKHOLDERS' EQUITY (Note 9):
  Series A preferred stock, 7% cumulative dividend; convertible;
    $2 liquidation preference; no par value; authorized 2,000,000 shares;
    issued and outstanding 18,750 shares                                               37,500          37,500
  Undesignated stock, $.01 per share; authorized 18,000,000 shares;
    none issued and outstanding                                                          --              --
  Common stock, par value $.01 per share; authorized 30,000,000 shares;
    issued and outstanding 6,506,174 and 6,443,237 shares, respectively                65,062          64,432
  Class B Common stock, par  value $.01 per share; authorized 3,500,000 shares;
    none issued and outstanding                                                          --              --
  Additional paid-in capital                                                       36,707,200      37,211,090
  Unearned compensation on stock options                                                 --           (96,241)
  Notes receivable from officers and employees on common stock purchases             (434,206)        (66,343)
  Accumulated deficit                                                             (28,676,409)    (29,126,434)
                                                                                 ------------    ------------
          Total stockholders' equity                                                7,699,147       8,024,004
                                                                                 ------------    ------------
                                                                                 $ 43,828,971    $ 35,426,564
                                                                                 ============    ============


See notes to financial statements.


EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------
                                                 Series A                                             Additional
                                              Preferred Stock                 Common Stock             Paid-in
                                          Shares          Amount          Shares         Amount         Capital
                                      ---------------------------------------------------------------------------
BALANCE AT 12/31/1994                     1,383,500    $  2,767,000       3,583,230   $     35,832   $ 31,261,979

Net loss                                       --              --              --             --             --

Dividends on preferred stock                   --              --              --             --             --

Issuance of common stock (Note 9)              --              --           569,710          5,697      1,495,402

Common stock options vested (Note 9)           --              --              --             --             --
                                       ------------    ------------    ------------   ------------   ------------

BALANCE AT 12/31/1995                     1,383,500       2,767,000       4,152,940         41,529     32,757,381

Net income                                     --              --              --             --             --

Dividends on preferred stock                   --              --              --             --             --

Issuance of common stock (Note 9)              --              --           730,547          7,305      1,604,807

Conversion of preferred stock            (1,364,750)     (2,729,500)      1,559,750         15,598      2,713,902

Common stock options vested (Note 9)           --              --              --             --             --

Warrant issued in debt refinancing             --              --              --             --          135,000

Common stock purchases (Note 9)                --              --              --             --             --
                                       ------------    ------------    ------------   ------------   ------------

BALANCE AT 12/31/1996                        18,750          37,500       6,443,237         64,432     37,211,090

Net income                                     --              --              --             --             --

Dividends on preferred stock                   --              --              --             --             --

Issuance of common stock (Note 9)              --              --            62,937            630         37,603

Common stock options vested (Note 9)           --              --              --             --             --

Preferred stock issuance costs                 --              --              --             --         (583,029)

Purchase of minority interest                  --              --              --             --           41,536

Common stock purchases (Note 9)                --              --              --             --             --
                                       ------------    ------------    ------------   ------------   ------------

BALANCE AT 12/31/1997                  $     18,750    $     37,500    $  6,506,174   $     65,062   $ 36,707,200
                                       ============    ============    ============   ============   ============


                    [WIDE TABLE CONTINUED FROM PREVIOUS PAGE]


---------------------------------------------------------------------------------------------------------
                                                           Notes Receivable
                                                          from Officers and
                                              Unearned       Employees on
                                           Compensation on      Common        Accumulated
                                            Stock Options   Stock purchases     Deficit          Total
                                             ------------    ------------    ------------    ------------
BALANCE AT 12/31/1994                        $   (306,348)   $       --      $(29,728,090)   $  4,030,373

Net loss                                             --              --          (864,824)       (864,824)

Dividends on preferred stock                         --              --          (193,689)       (193,689)

Issuance of common stock (Note 9)                    --              --              --         1,501,099

Common stock options vested (Note 9)              102,116            --              --           102,116
                                             ------------    ------------    ------------    ------------

BALANCE AT 12/31/1995                            (204,232)           --       (30,786,603)      4,575,075

Net income                                           --              --         1,750,960       1,750,960

Dividends on preferred stock                         --              --           (90,791)        (90,791)

Issuance of common stock (Note 9)                    --              --              --         1,612,112

Conversion of preferred stock                        --              --              --              --

Common stock options vested (Note 9)              107,991            --              --           107,991

Warrant issued in debt refinancing                   --              --              --           135,000

Common stock purchases (Note 9)                      --           (66,343)           --           (66,343)
                                             ------------    ------------    ------------    ------------

BALANCE AT 12/31/1996                             (96,241)        (66,343)    (29,126,434)      8,024,004

Net income                                           --              --           930,765         930,765

Dividends on preferred stock                         --              --          (520,403)       (520,403)

Issuance of common stock (Note 9)                    --              --              --            38,233

Common stock options vested (Note 9)               96,241            --              --            96,241

Preferred stock issuance costs                       --              --              --          (583,029)

Purchase of minority interest                        --              --            39,663          81,199

Common stock purchases (Note 9)                      --          (367,863)           --          (367,863)
                                             ------------    ------------    ------------    ------------

BALANCE AT 12/31/1997                        $       --      $   (434,206)   $(28,676,409)   $  7,699,147
                                             ============    ============    ============    ============


See notes to financial statements.


EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         1997            1996             1995
  Net income (loss)                                                        $    930,765    $  1,750,960    $   (864,824)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary loss on debt prepayments                                         --         1,728,353            --
    Minority interest                                                              --            68,470         (55,297)
    Gain on disposal of fixed assets                                             (4,000)        (10,401)           (544)
    Depreciation and amortization                                             1,679,278       1,564,684       1,336,410
    Loan discount amortization                                                  551,834         329,724         345,170
    Prepaid interest amortization                                               551,690         435,160         735,619
    Deferred income taxes                                                      (250,000)     (1,000,000)           --
  Change in assets and liabilities, net of acquisition:
    Accounts receivable                                                        (927,453)        (51,607)      2,040,037
    Inventories                                                              (2,990,391)     (2,104,212)      4,883,583
    Other current assets                                                        654,811         (43,364)        129,341
    Accounts payable                                                            871,647       2,767,685      (2,227,281)
    Accrued liabilities                                                        (165,699)        313,359        (111,644)
    Other                                                                       (82,599)          8,622         (11,125)
                                                                           ------------    ------------    ------------
          Net cash provided by operating activities                             819,883       5,757,433       6,199,445
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Pacific Plastics, Inc., net of cash acquired                         --              --        (4,195,035)
  Purchases of property and equipment                                        (6,764,430)     (3,451,076)     (1,171,689)
  Purchases of minority interest                                               (748,734)       (519,749)           --
  Payment under noncompete agreement                                               --              --          (750,000)
  Proceeds from restricted cash                                                    --           500,000            --
  Proceeds from property and equipment disposals                                  4,000          40,150          13,425
  Decrease in other assets                                                         --              --           100,000
  Notes receivable from officers and employees on common stock purchases       (367,863)        (66,343)           --
                                                                           ------------    ------------    ------------
          Net cash used in investing activities                              (7,877,027)     (3,497,018)     (6,003,299)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings under note payable, net                                (243,126)       (872,403)      1,194,284
  Proceeds from long-term debt                                                  260,000       8,029,950       1,961,624
  Payment for prepaid interest                                                     --              --        (1,500,000)
  Repayment of long-term debt                                                (1,874,531)    (10,478,521)     (1,399,072)
  Payment of debt issuance costs                                                (20,000)       (598,256)           --
  Issuance of common stock                                                       38,233       1,446,563          43,750
  Issuance of preferred stock, net of offering costs                          9,416,971            --              --
  Payment of preferred stock dividend                                          (520,403)        (90,791)       (193,689)
                                                                           ------------    ------------    ------------
  Net cash provided by  (used in) financing activities                        7,057,144      (2,563,458)        106,897
                                                                           ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               --          (303,043)        303,043

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     --           303,043            --
                                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $       --      $       --      $    303,043
                                                                           ============    ============    ============


See notes to financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION - Prior to December 31, 1997, the financial statements include the accounts of Eagle Pacific Industries, Inc. and its wholly-owned subsidiaries (the Company), Pacific Plastics, Inc. and its wholly-owned subsidiary, Arrow Pacific Plastics, Inc. (Pacific), and Eagle Plastics, Inc. (Eagle). All significant inter-company accounts and transactions have been eliminated. Effective December 31, 1997, the subsidiaries were merged into the Company.

     CASH EQUIVALENTS - Cash equivalents consist principally of money market and short-term commercial paper investments with initial maturities of three months or less.

     INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset using the straight-line method. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. The carrying value is evaluated for impairment on a regular basis. Capitalized interest was $101,027 for 1997.

     GOODWILL - Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired in acquisitions and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows.

     DEFERRED FINANCING COSTS - Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", management estimates that the carrying value of long-term debt approximates fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. All other financial instruments approximate fair value because of the short-term nature of these instruments.

     PRODUCT WARRANTY - The Company's products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company's products has a 50-year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product was originally installed. The Company has established an accrual for these anticipated future warranty costs.

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

     ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     SIGNIFICANT VENDORS - The Company acquires raw materials from various sources. During the years ended December 31, 1997, 1996 and 1995, purchases of such raw materials from two vendors totaled 61%, 61% and 72%, respectively, of total material purchases.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity as previously reported.

2.   ACQUISITION OF PACIFIC PLASTICS, INC.

     On July 10, 1995, the Company acquired all of the outstanding common stock of Pacific. Pacific extrudes polyvinyl chloride pipe and polyethylene pipe and tubing products which are marketed primarily in the northwestern United States. The purchase price of Pacific was $6,750,000, consisting of $4,350,000 in cash, $1,700,000 in the form of a note to the previous owners of Pacific (Sellers), and 262,210 shares of the Company's common stock valued at $700,000. Because 84,210 shares of the 262,210 shares issued were not registered for public sale by March 1, 1996, the holders have the right to require the Company to repurchase up to 84,210 shares at 80% of market price at the time of the repurchase request. In addition, the Company paid $750,000 in cash to two of the Sellers in exchange for their agreement not to compete with the Company for five years.

     The Company financed the cash portion of the purchase and non-competition agreements from borrowings on a new revolving credit line (Revolver) and term loan (Term Loan) of $3,184,000 and $1,916,000, respectively. Additional proceeds from the Revolver were used to repay Pacific's existing line of credit. Both the Revolver and the Term Loan were paid off in May 1996 (Note 5).

     The $1,700,000 note payable to the Sellers requires the Company to make 36 monthly payments of principal and interest at a fixed rate of 9% per annum or aggregate payments of $54,059 per month. The Sellers' note is guaranteed by the Company.

     The Company also entered into a three-year and a two-year employment contract with two of the Sellers with whom the Company entered into non-compete agreements. Such contracts provide for base salary and standard benefits. In consideration for entering into such employment contracts, the Company granted each seller options to purchase 100,000 shares of the Company's common stock at $3.125 per share.

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

     The following unaudited pro forma condensed combined statement of operations reflect the combined operations of the Company and Pacific during the year ended December 31, 1995, as if the acquisition had occurred at the beginning of 1995. The unaudited pro forma condensed combined statement of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition occurred as of the dates presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

YEAR ENDED DECEMBER 31,                                           1995

Revenues                                                      $ 69,495,000
Gross profit                                                    12,302,000
Net loss                                                          (505,000)
Net loss applicable to common stock                               (699,000)
Basic and Diluted loss per common share                               (.18)


3.   INVENTORIES                                1997              1996

Raw materials                              $   5,033,398      $  3,151,146
Finished goods                                 8,236,162         7,128,023
                                           -------------      ------------
                                           $  13,269,560      $ 10,279,169
                                           =============      ============

4.   PROPERTY AND EQUIPMENT                     1997              1996

Land                                       $   2,105,664      $    523,678
Buildings and leasehold improvements           2,874,347         2,687,673
Machinery and equipment                       14,738,163        10,586,322
Transportation equipment                         443,254           327,613
Furniture and fixtures                           449,742           399,622
Construction-in-progress                         424,346                 -
                                           -------------      ------------
                                              21,035,516        14,524,908
Less accumulated depreciation                  4,181,069         3,038,889
                                           -------------      ------------
                                           $  16,854,447      $ 11,486,019
                                           =============      ============

5.   DEBT

     At December 31, 1997, the Company had outstanding borrowings of $3,345,645 under the revolving credit loan agreement of $16,500,000, subject to borrowing base restrictions. The Company may borrow up to 85% of "eligible" accounts receivable and 55% of "eligible" inventory. At December 31, 1997, the Company had additional borrowings available of approximately $7,500,000, which is based on available collateral. The revolving credit loan expires May 9, 1999. Interest is payable monthly at the bank's national base rate, plus .25% (8.75% at December 31, 1997). The agreement also includes a commitment fee of .5% of the unused portion of the credit loan, payable monthly. At December 31, 1996, the Company had outstanding borrowings of $4,649,102. The revolving credit loan is secured by substantially all assets of the Company. Until all obligations of the revolving credit loan and term note are paid in full, the Company must comply with certain covenants outlined in the loan agreement, including tangible net worth, net cash flow and senior interest coverage ratio. At December 31, 1997, the Company did not comply with the net cash flow covenant and accordingly, received a waiver from its lenders. The weighted average interest rate on all short-term borrowings at December 31, 1997 and 1996, was 8.7% and 8.5%, respectively.

     In May 1996, the Company repaid $3.0 million of its subordinated debt, which generated an extraordinary loss of $1,728,353, net of income taxes. This loss consisted of unamortized prepaid interest of $1.5 million and deferred finance costs of $228,000. The Company issued a 22-month warrant to purchase 215,000 shares of the Company's Common Stock in connection with the subordinated debt repayment. The $135,000 value assigned to the warrant is being amortized to interest expense over the term of the refinanced debt. In conjunction with the repurchase, the Company obtained $1.5 million of new common equity and an additional $3.4 million of term notes, and the Company repurchased approximately one-half of the remaining Eagle minority interest. The additional term notes were obtained through a bank refinancing that consolidated previously outstanding term notes and revolving credit loans into a $8.0 million term note and a $16.5 million revolving credit loan.

LONG-TERM DEBT AT DECEMBER 31 CONSISTED OF THE FOLLOWING:

                                              1997              1996

Term promissory note (A)                 $   6,189,300     $   7,332,900
Subordinated promissory note (B)             4,182,570         3,972,450
Term promissory note (C)                       464,513           950,013
Various installment notes payable (D)          718,969           704,400
                                         -------------     -------------
                                            11,555,352        12,959,763
Less current maturities                      1,882,882         1,951,751
                                         -------------     -------------
                                         $   9,672,470     $  11,008,012
                                         =============     =============

     (A) Payable $95,300 monthly, plus interest at LIBOR plus 2.75% (8.5% at December 31, 1997), with remaining principal due May 9, 1999. Secured by substantially all assets of the Company and subject to the terms and covenants of the revolving credit loan agreement outlined above.

     (B)Due in full on May 10, 1999, including interest at 10.4%. During 1996, $3.0 million of this debt was prepaid. This promissory note is subordinated in payment to the Company's revolving line of credit and term promissory note. This agreement requires the Company to maintain the same covenants as the revolving credit loan. The original issue discount (OID) of $1,590,000 ($954,000 after the $3,000,000 prepayment in 1996) has been netted against the debt and is being accreted over the term of the debt using the effective interest method. This accretion is included in interest expense. At December 31, 1997 and 1996, unaccreted OID was $317,430 and $527,550, respectively. Pursuant to the terms of the Subordinated Note, after January 1, 1999, the lender was entitled to receive one or more contingent interest payments based upon profitability. The maximum aggregate amount of the contingent interest payments was to be 87.5% of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") for any four consecutive quarters after January 1, 1998. The contingent interest was being accrued over the period the debt was to be outstanding under the interest method, using an estimate of the EBITDA calculation for the year ended December 31, 1998, based upon the current year's EBITDA. On March 16, 1995, the Company executed an agreement with the lender whereby the contingent interest requirement was fixed in exchange for: (i) $1,500,000 in cash, which came from a draw on the revolving credit line; (ii) $1,200,000 paid on September 1, 1995; (iii) $970,000 paid on September 1, 1996; (iv) 210,000 shares of the Company's Common Stock; and (v) a three-year warrant to purchase 100,000 shares of the Company's Common Stock at $3.00 per share. The present value of the total consideration provided was recorded as prepaid interest and is being amortized over the period the Subordinated Note is outstanding using the interest method. The estimate of the total contingent interest payable used to accrue the contingent interest payable at December 31, 1994, approximated the present value of the total consideration provided pursuant to the March 16, 1995, agreement described above.

     (C) Due August 1, 1998; payable $54,059 monthly, including interest at 9%. Guaranteed by the Company.

     (D) Due dates ranging from April 1999 through March 2004, initially payable $26,467 monthly, including interest at 4.25% to 9.38%. Secured by land and equipment.

These amounts are shown in the consolidated balance sheets under the following captions at December 31:

                                                1997            1996
Current maturities of
long-term debt                             $   1,882,882   $   1,951,751

Long-term debt,
less current maturities                        5,489,900       7,035,562

Subordinated debt                              4,182,570       3,972,450
                                           -------------   -------------
                                           $  11,555,352   $  12,959,763
                                           =============   =============

Aggregate annual maturities of long-term debt at December 31, 1997, are:

1998                                                       $   1,882,882
1999                                                           9,787,216
2000                                                              58,618
2001                                                              51,939
2002                                                              39,862
Thereafter                                                        52,265
                                                           -------------
                                                              11,872,782
Less unamortized original issue discount                         317,430
                                                           -------------
                                                           $  11,555,352
                                                           =============

6.   DEFERRED COMPENSATION

     The Company previously adopted a plan of deferred compensation for a former officer of the Company. Under this plan, the officer will receive $50,000 per year for three years, commencing when the Company's annual net income per share equals or exceeds $1.00.

     The Company also has an unfunded deferred compensation agreement which provides approximately $75,000 upon retirement. During the year ended December 31, 1997, the officer retired and the compensation will be paid in 1998.

7.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 1997, the Company was not aware of any material legal proceedings against it or its subsidiaries.

     LEASES - The Company has non-cancelable operating leases for certain operating facilities which expire in the years 1998 and 2010. The operating facility leases contain provisions for increasing the monthly rent for changes in the Consumer Price Index.

     Future minimum lease payments at December 31, 1997 were:

1998                                       $    136,000
1999                                            121,000
2000                                            121,000
2001                                            121,000
2002                                            121,000
Thereafter                                      911,000
                                           ------------
                                           $  1,531,000
                                           ============

     Rent expense under all operating leases was $363,000, $285,000 and $234,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   REDEEMABLE PREFERRED STOCK

     During 1997, the Company issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock is convertible at the holders option at $4.26 per share and has a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. After two years from issuance, the Company can cause a mandatory conversion if the common stock trades above $7.45 per share for 30 consecutive days.

9.   STOCKHOLDERS' EQUITY

     The Company issued 1,383,500 shares of Series A convertible preferred stock at $2.00 per share during the year ended December 31, 1994. During 1996, 1,364,750 shares of preferred stock were converted to common stock. The preferred stock is convertible, at the option of the holder, to common stock at a current conversion ratio of one share of common stock for each share of preferred stock. The Company may force conversion of the preferred stock at any time after the Company's common stock trades in the public market for 20 consecutive days at an average bid and asked price greater than $4.00 per share. The preferred stock has voting rights based on the number of shares of common stock into which the preferred stock is then convertible and has a liquidation preference to common stock.

     During 1997, the Company issued 80,237 shares of common stock for the exercise of stock options and purchased and retired 17,300 shares of common stock. During 1996, the Company issued 600,000, 60,547, 1,559,750, and 70,000 shares of common stock for a new private equity offering, the acquisition of additional shares of minority ownership of Eagle, the conversion of 1,364,750 shares of preferred stock, and the exercise of stock options, respectively. During 1995, the Company issued 262,210, 210,000, 72,500, and 25,000 shares of common stock in connection with the purchase of Pacific, to fix the Blair contingent interest, the acquisition of minority ownership of Eagle and the exercise of stock warrants, respectively.

     The Company has previously granted options to purchase 600,000 shares of its common stock at $.75 per share, which was $.75 below market value at grant time. The difference between the exercise price and the market value is being amortized as compensation expense over the vesting period of the options, which was December 1994 through December 1997.

     In 1996, the Company established a leverage equity purchase program (LEPP). The LEPP provides loans to board members and various members of management to purchase common stock of the Company. The loans are represented by five-year promissory notes, bear interest at a rate equal to the rate on the Company's revolver loan (8.75% at December 31, 1997), and are collateralized by the pledge of the purchased shares of common stock of the Company.

10.  INCOME TAXES

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards. The Company annually estimates the amount of deferred tax assets which it expects to realize based on historical averages of taxable income and estimates of future taxable income. The Company has recorded a valuation allowance to reduce recorded deferred tax assets to the amount of deferred tax benefit expected to be realized.

     Deferred taxes as of December 31, 1997 and 1996, are summarized as follows:

                                                     1997              1996
Current deferred taxes:
Warranty reserve                               $      13,000     $      13,000
Allowance for doubtful accounts                       79,000            76,000
Accrued expenses                                     207,800           175,400
Prepaid expenses                                      14,000            10,000
Federal net operating loss carryforwards             425,000           340,000
Less valuation allowance                            (313,800)         (274,400)
                                               -------------     -------------
Total                                          $     425,000     $     340,000
                                               =============     =============

Long-term deferred taxes:
LIFO inventory recapture                       $    (396,000)    $    (535,000)

Deferred compensation                                205,000           160,000
Excess of tax over book depreciation                (729,000)         (892,000)
Non-compete agreement                                190,000           192,000
Federal net operating loss carryforwards          13,606,000        14,313,000
Tax credit carryforwards                             634,000           684,000
AMT credit carryforwards                              78,000            86,000
Contribution carryforwards                            22,000            15,000
Less valuation allowance                         (12,785,000)      (13,363,000)
                                               -------------     -------------
Total                                          $     825,000     $     660,000
                                               =============     =============


Income tax expense for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                                                                    1997             1996            1995
Current state                                                   $    78,679     $     68,315     $  (164,000)
Deferred - primarily federal                                       (250,000)      (1,078,000)              -
                                                                -----------     ------------     -----------
Income tax (benefit) expense before                                (171,321)      (1,009,685)       (164,000)
  extraordinary loss
Income tax benefit from extraordinary loss on debt prepayments            -          (80,500)              -
                                                                -----------     ------------     -----------
Income tax benefit                                              $  (171,321)    $ (1,090,185)    $  (164,000)
                                                                ===========     ============     ===========

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the (benefit) provision for income taxes is as follows:

                                                        1997            1996            1995
Expected federal expense (benefit)                 $    266,000    $    864,000    $   (362,000)
State taxes, net of federal benefit and tax credit       56,000          46,000        (222,000)
Expiration of capital loss carry forward                      -         366,000               -
Change in valuation allowance                          (538,600)     (2,413,000)        407,000
AMT                                                      36,000          69,000               -
Other                                                     9,279          58,315          13,000
                                                   ------------    ------------    ------------
                                                   $   (171,321)   $ (1,009,685)   $   (164,000)
                                                   ============    ============    ============

     As of December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $34,600,000. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis. These carryforwards expire if not utilized to reduce future taxable income as follows:

                             1998                    $      6,100,000
                             1999                          11,600,000
                             2000                          11,400,000
                             2001                             300,000
                             2002                             500,000
                             2003                             500,000
                             2004                             700,000
                             2005                           1,600,000
                             2007                             300,000
                             2008                             900,000
                             2010                             700,000

11.  EARNINGS (LOSS) PER COMMON SHARE

     Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share". Earnings (loss) per share amounts presented for 1996 and 1995 have been restated for the adoption of SFAS No. 128. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of convertible preferred stock as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Diluted loss per share is the same as basic loss per share due to the antidilutive effect of the assumed conversion of convertible preferred stock and the exercise of stock options and warrants. The following table reflects the calculation of basic and diluted earnings (loss) per share:

                                                 YEAR ENDED DECEMBER 31, 1997
                                                 ----------------------------
                                                                           PER SHARE
                                              INCOME         SHARES          AMOUNT
                                              ------         ------          ------
Net income                                 $  930,765
Preferred stock dividends                    (520,403)
                                           ----------

BASIC EPS
Income available to common stockholders       410,362      6,503,426       $      .06
                                                                           ==========

EFFECT OF DILUTIVE SECURITIES
Warrants and options                                         923,095
                                                           ---------

DILUTED EPS
Income available to common stockholders    $  410,362      7,426,521       $      .06
                                           ==========      =========       ==========

     Options to purchase 30,411 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and the 8% redeemable convertible preferred stock was not assumed since the conversion would have an antidilutive effect on the diluted EPS calculation.

                                                 YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------
                                                                           PER SHARE
                                              INCOME         SHARES          AMOUNT
                                              ------         ------          ------
Income before extraordinary item           $3,479,313
Preferred stock dividends                     (90,791)
                                           ----------

BASIC EPS BEFORE EXTRAORDINARY ITEM
Income available to common stockholders     3,388,522      5,444,683       $      .62
                                                                           ==========

EFFECT OF DILUTIVE SECURITIES
Warrants and options                                         950,503
7% convertible preferred stock                 90,791        724,926
                                           ----------      ---------

DILUTED EPS BEFORE EXTRAORDINARY ITEM
Income available to common stockholders    $3,479,313      7,120,112       $      .49
                                           ==========      =========       ==========

     Options to purchase 61,848 shares of common stock were outstanding at December 31, 1996, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

     Because of the net loss in 1995, all potentially dilutive securities have an antidilutive effect on the dilutive EPS calculation. Both basic and dilutive EPS were computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding.

12.  RETIREMENT PLAN

     The Company has a 401(k) plan covering substantially all employees. The Company's discretionary contributions to the plan are determined annually by the board of directors. The Company is also committed to matching a portion of employees' voluntary contributions. Participants are 100% vested in their own contributions and the Company's matching contribution immediately and in the Company's discretionary contribution at the end of three years. Total amounts contributed by the Company were $235,251, $243,191 and $58,999 for the years ended December 31, 1997, 1996 and 1995, respectively.

13.  STOCK-BASED COMPENSATION PLANS

     The Company's 1991 and 1997 stock option plans (the Plans) provide for the granting of incentive or non-qualified stock options to key employees. Generally, options outstanding under the Company's Plans: (i) are granted at prices equal to the market value of the stock on the date of grant, (ii) vest ratably over a three- or four-year vesting period, and (iii) expire over a period not greater than ten years from the date of grant. In addition, the Company has outstanding stock options issued outside the Company's Plans. The options issued outside of the Company's Plans contain terms and conditions similar to those described above. Effective December 31, 1997, all outstanding stock options issued under a subsidiary's stock option plan have been converted into options under the Company's 1997 stock option plan.

     A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995, and changes during the year ended on those dates is presented below (shares in thousands):

                                            1997                        1996                       1995
                                                 Wgtd Avg                    Wgtd Avg                   Wgtd Avg
                                     Shares     Exer Price      Shares      Exer Price      Shares     Exer Price
                                     ------     ----------      ------      ----------      ------     ----------
Outstanding at beginning of year      2,126      $  1.41          2,169      $   1.57        1,668      $   1.13
Granted                                   -            -             30          2.75          512          2.99
Exercised                               (80)         .82            (70)          .34            -             -
Canceled                                 (6)         .99             (3)         1.75          (11)         1.69
                                      -----                       -----                      -----
Outstanding at end of year            2,040         1.66          2,126          1.41        2,169          1.57
                                      =====                       =====                      =====

Options exercisable at year end       1,881         1.60          1,773          1.62        1,575          1.72
                                      =====                       =====                      =====

Options available for future grant      970                         970                          -
                                      =====                       =====                      =====

Weighted average fair value of
options granted during the year                  $     -                     $   1.49                   $   1.53
                                                 =======                     ========                   ========

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the plans. No compensation cost has been recognized for options issued under the plans when the exercise price of the options granted are at least equal to the fair value of this common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income
(loss) would have changed to the pro forma amounts indicated below:

                                                                  1997             1996             1995
Net income (loss) applicable to Common Stock, as reported     $   410,362    $  1,660,169    $ (1,058,513)
Net income (loss) applicable to Common Stock, pro forma           361,362       1,633,169      (1,756,513)

Basic earnings (loss) per common share
  As reported                                                 $       .06    $        .31    $       (.27)
  Pro forma                                                   $       .06    $        .30    $       (.45)
Diluted earnings (loss) per common share
  As reported                                                 $       .06    $        .25    $       (.27)
  Pro forma                                                   $       .05    $        .24    $       (.45)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

                                                     1996                1995
Dividend yield                                         -                   -
Expected volatility                                   25%                 50%
Expected life of option                            120 months          60 months
Risk free interest rate                              6.66%               6.38%
Fair value of options on grant date                 $45,000             $785,000

     The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):

                            Options Outstanding                  Options Exercisable
               -------------------------------------------     ------------------------
  Range of                       Wgtd Avg         Wgtd Avg                     Wgtd Avg
  Exercise        Number         Remaining        Exercise        Number       Exercise
   Prices      Outstanding    Contractual Life     Price       Exercisable      Price
   ------      -----------    ----------------     -----       -----------      -----
    $.34            250             1.0            $0.34            250         $0.34
 .64 to .75         620             2.9             0.75            620          0.75
1.75 to 2.50        689             2.5             1.98            570          1.97
2.75 to 3.25        481             2.7             3.04            441          3.05
                  -----                                           -----
 .34 to 3.25       2,040             2.5             1.66          1,881          1.60
                  =====                                           =====


14.  ADDITIONAL CASH FLOW INFORMATION

                                                                1997           1996            1995
Non-cash  Investing and Financing Activities:

Issuance of notes payable in connection with
  the agreement extinguishing the contingent
  interest                                                  $        -     $         -     $ 1,985,325
Issuance of common stock in connection with
  the agreement extinguishing the contingent
  interest                                                           -               -         642,600
Value of warrants issued in connection with
  the agreement extinguishing the contingent
  interest                                                           -               -           6,000
Issuance of common stock in connection with
  the acquisition of Pacific                                         -               -         700,000
Issuance of notes payable in connection with
  the acquisition of Pacific                                         -               -       1,700,000
Issuance of common stock in exchange for
  Eagle stock                                                        -         165,549         108,750
Issuance of common stock in exchange for
  preferred stock                                                    -       2,729,500               -

Additional Cash Flow Information:

Interest paid, including capitalized interest and prepaid
  interest to extinguish contingent interest                   816,308       1,839,443       3,311,987
Income taxes paid (refunded)                                    29,538          38,656        (121,400)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to directors is incorporated by reference to the section labeled "Election of Directors" and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled "Compliance with section 16(a) of the Securities Exchange Act," which sections appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

         The names, ages and positions of the executive officers of the Company are as follows:

      Name               Age                   Position
      ----               ---                   --------
Harry W. Spell           74       Chairman of the Board
William H. Spell         41       Chief Executive Officer and Director
Bruce A. Richard         67       Vice Chairman of the Board and Secretary
G. Peter Konen           48       President and Director
Patrick M. Mertens       34       Chief Financial Officer and Treasurer

         HARRY W. SPELL has been chairman of the board since January 1992. He also served as chief executive officer of the Company from January 1992 to February 1996. In addition, Mr. Spell is the chairman of the board of Spell Capital Partners, LLC, a private investment equity fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988, when he reached the mandatory retirement age of 65. Mr. Spell was senior vice president, finance and chief financial officer of Northern States Power Company from May 1983 until April 1988. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

         WILLIAM H. SPELL has been president and a director of the Company since January 1992 and chief executive officer since February 1996. In addition, Mr. Spell is the president of Spell Capital Partners, LLC, a private investment equity fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard & Co., a regional investment banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

         BRUCE A. RICHARD has been a director of the Company since March of 1992, secretary since the summer of 1993 and vice chairman since February 1996. He also served as chief financial officer of the Company from mid-1993 to February 1996 and treasurer of the Company from mid-1993 to March 1998. In addition, Mr. Richard is a managing director of Spell Capital Partners, LLC, a private investment equity fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. As a member of the Spell Capital Partners, Mr. Richard has been involved in numerous acquisitions and investment activities. He retired as president and chief operating officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and is actively involved in other philanthropic organizations.

         G. PETER KONEN, has been a director of the Company since December 1993. He has been executive vice president and chief operating officer of Eagle since its inception in 1984 and was named president of the Company in February 1996. Prior to founding Eagle Plastics, he was plant manager with Western Plastics, a PVC pipe and PE pipe and tubing manufacturer. Mr. Konen has more than 28 years of experience in the business of manufacturing and sales of plastic pipe.

         PATRICK M. MERTENS, who joined the Company in May 1995 as controller of Eagle Plastics, was promoted to chief financial officer in February 1996 and treasurer in March 1998. From 1986 to May of 1991, he was a senior auditor, specializing in manufacturing clients, for Baird, Kurtz & Dobson, CPA's. During his tenure at Baird, Kurtz & Dobson, Mr. Mertens was in charge of the annual audit for Eagle Plastics, Inc. for three years. From 1991 to May of 1995 he was assistant controller of ISCO, Inc., a public company that manufactures scientific and environmental instruments. Mr. Mertens has a B.S. degree from Peru, Nebraska State College and an M.B.A. degree from the University of Nebraska.

         Harry W. Spell is William H. Spell's father.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item is incorporated by reference to the section labeled "Principal Shareholders and Management Shareholders" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section labeled "Certain Transactions" which appear in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              See Part II, Item 8 hereof.

         2.   Financial Statement Schedule

              Title                                Schedule
              -----                                --------

              Valuation and Qualifying Account ................. II

         All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto.

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

     3.3 Statement of Designation of Shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

     10.1       Registrant's 1991 Stock Plan (Incorporated by reference to
                Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1992 - File No. 0-18050)*

     10.2 Registrant's 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)*

     10.3 Form of Agreement by and among the Registrant, Pacific Plastics, Inc., Pacific Acquisition Corp., Loyal Sorensen and Jarred Thompson. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.4 Form of Acknowledgment of Closing by and among the Registrant, Pacific Plastics, Inc., Loyal Sorensen and Jarred Thompson (Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated July 10, 1995 File No. 0-18050)

     10.5 Promissory Note and Stock Pledge Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc., former shareholders, Registrant and Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.6 Registration Rights Agreement dated July 10, 1995 between the Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.15 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

     10.7 Plan of Recapitalization dated March 16, 1995 among Registrant, William Blair Mezzanine Capital Fund, L.P. ("Blair") and Eagle Plastics, Inc. ("Eagle") (Incorporated by reference to Exhibit
                10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

     10.8 Debenture Acquisition Agreement dated March 16, 1995 among Registrant, Blair and Eagle (Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

     10.9 Senior Subordinated Debenture of the Registrant dated March 16, 1995, in the principal amount of $7,500.00 in favor of Blair (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

    10.10 Registration Agreement dated March 16, 1995 between Registrant and Blair (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

    10.11 Amended and Restated Loan and Security Agreement dated December 31, 1997 between Registrant and Fleet Capital Corporation

    10.12 Amended and Restated Secured Promissory Note dated December 31, 1997 of the Registrant payable to Fleet Capital Corporation

    10.13 Amendment Agreement dated May 10, 1996 between Registrant, its subsidiaries and Blair (Incorporated by reference to Exhibit
                10.17 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

    10.14 Consent and Second Amendment by and between Blair, Eagle Plastics, Inc., Pacific Plastics, Inc., Arrow Pacific Plastics, Inc. and Registrant dated February 14, 1997 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1997 - File No. 0-18050)

    10.15 Consent and Third Amendment by and between Blair, Eagle Plastics, Inc., Pacific Plastics, Inc., Arrow Pacific Plastics, Inc. and Registrant entered into as of May 1, 1997

    10.16 Consent and Fourth Amendment, dated and entered into as of December 31, 1997, among Registrant, Eagle Plastics, Inc., Pacific Plastics, Inc., Arrow Pacific Plastics, Inc. and Blair

    10.17 Warrant to purchase 215,000 shares of Common Stock of Registrant granted to Blair (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1996
                - File No. 0-18050)

    10.18 Co-Sale Agreement dated May 10, 1996 between Registrant and Blair (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

    10.19 Irrevocable Proxy agreement dated May 10, 1996 between Registrant and Blair (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

    10.20 Amendment Agreement regarding registration rights dated May 10, 1996 between Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

    10.21 Preferred Stock Purchase Agreement by and between Registrant and Massachusetts Mutual Life Insurance Company (LTP), Massachusetts Mutual Life Insurance Company (IFM), MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited dated May 1, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

    10.22 Rights Agreement by and between Registrant, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, MassMutual Corporate Value Partners Limited and Spell Group dated May 1, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

    10.23 Employment Agreement between William H. Spell and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit
                10.22 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

    10.24 Employment Agreement between G. Peter Konen and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1996
                - File No. 0-18050) *

    10.25 Consulting Agreement and Release between Larry D. Schnase and Registrant dated January 1, 1997 (Incorporated by reference to
                Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

    10.26 Employment Agreement between Patrick Mertens and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit
                10.16 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

    10.27 Employment Agreement between David Schnase and Registrant dated January 1, 1997*

    10.28       EBITDA Bonus Plan of Registrant (Incorporated by reference to
                Exhibit 10.25 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

    10.29 Leveraged Equity Purchase Plan of Registrant (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

      23        Consent of Independent Auditors

      24 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-K

      27.1      Financial Data Schedule

      27.2      Financial Data Schedule

      27.3      Financial Data Schedule

* compensatory plan or arrangement

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of 1997.

     (c)  Exhibits

          See Item 14(a)3 above.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EAGLE PACIFIC INDUSTRIES, INC.

Dated: March 23, 1998        By:    /s/ Harry W. Spell
                                -------------------------------
                          Harry W. Spell, Chairman of the Board


         POWER OF ATTORNEY

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

          Signature                  Title                             Date
          ---------                  -----                             ----

    /s/ Harry W. Spell            Chairman of the Board           March 23, 1998
-------------------------------   (Principal Executive Officer)


    /s/ Patrick M. Mertens        Chief Financial Officer         March 23, 1998
-------------------------------   (Principal Financial and
                                  Accounting Officer)

    /s/ G. Peter Konen            Director                        March 23, 1998
-------------------------------

    /s/ George R. Long            Director                        March 23, 1998
-------------------------------

    /s/ Richard W. Perkins        Director                        March 23, 1998
-------------------------------

    /s/ Larry D. Schnase          Director                        March 23, 1998
-------------------------------

    /s/ William H. Spell          Director                        March 23, 1998
-------------------------------

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at                                  Balance at
                                                       Beginning     Additions-     Deductions-       End
                       Description                      of Year      Provisions     Write-offs      of Year
                       -----------                      -------      ----------     ----------      -------
Allowance for doubtful accounts and sales discounts

 Fiscal year ended December 31, 1997                   $195,100        43,688         35,288       $203,500
 Fiscal year ended December 31, 1996                   $157,900        67,846         30,647       $195,100
 Fiscal year ended December 31, 1995                   $105,000       177,076        124,176       $157,900
