Form 10-Q
period 1998-03-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1998-04-27
CIK 852426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                              Yes __X__  No ____

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of April 17, 1998 was 6,836,174.

================================================================================

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS:

         Condensed Statements of Operations - Three
              Months Ended March 31, 1998 and 1997 (Unaudited)...............  3

         Condensed Balance Sheets - March 31, 1998
              and December 31, 1997 (Unaudited)..............................  4

         Condensed Statements of Cash Flows - Three
              Months Ended March 31, 1998 and 1997 (Unaudited)...............  5

         Notes to Condensed Financial Statements (Unaudited).................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................  7


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................  9


SIGNATURES................................................................... 10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                     1998             1997

NET SALES                                       $ 18,510,064     $ 17,212,229

COST OF GOODS SOLD                                15,128,680       13,363,313
                                                ------------     ------------
  Gross profit                                     3,381,384        3,848,916

OPERATING EXPENSES:
  Selling expenses                                 2,114,548        1,948,073
  General and administrative expenses                677,186          695,988
                                                ------------     ------------
                                                   2,791,734        2,644,061
                                                ------------     ------------

OPERATING INCOME                                     589,650        1,204,855

NON-OPERATING EXPENSE                               (632,366)        (677,587)
                                                ------------     ------------

(LOSS) INCOME BEFORE INCOME TAXES                    (42,716)         527,268

INCOME TAX EXPENSE                                     7,000           23,000
                                                ------------     ------------

NET (LOSS) INCOME                                    (49,716)         504,268

PREFERRED STOCK DIVIDENDS                           (200,656)            (656)
                                                ------------     ------------

NET (LOSS) INCOME APPLICABLE TO COMMON
  STOCK                                         $   (250,372)    $    503,612
                                                ============     ============

NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                         $       (.04)    $        .08
                                                ============     ============
  Diluted                                       $       (.04)    $        .07
                                                ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                            6,646,341        6,457,738
  Diluted                                          6,646,341        7,451,522

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997

-------------------------------------------------------------------------------------------------------------
                                    ASSETS                              MARCH 31, 1998      DECEMBER 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                                              $       --           $       --
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $321,000 and $203,500, respectively                  13,182,467            6,528,296
  Inventories                                                              13,517,073           13,269,560
  Deferred income taxes                                                       425,000              425,000
  Other                                                                       260,841              314,822
                                                                         ------------         ------------
          Total current assets                                             27,385,381           20,537,678

PROPERTY AND EQUIPMENT, net                                                19,226,559           16,854,447

OTHER ASSETS:
  Prepaid interest                                                            689,293              836,998
  Goodwill, less accumulated amortization of $398,000 and
    $370,000, respectively                                                  4,069,729            4,097,652
  Other                                                                     1,392,820            1,502,196
                                                                         ------------         ------------
                                                                            6,151,842            6,436,846
                                                                         ------------         ------------
                                                                         $ 52,763,782         $ 43,828,971
                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                           $ 11,819,464         $  4,405,976
  Accounts payable                                                         10,694,342            8,892,015
  Accrued liabilities                                                       1,336,401            1,276,481
  Current maturities of long-term debt                                      1,888,523            1,882,882
                                                                         ------------         ------------
            Total current liabilities                                      25,738,730           16,457,354

LONG-TERM DEBT, less current maturities                                     5,131,744            5,489,900
SUBORDINATED DEBT                                                           4,238,586            4,182,570

REDEEMABLE PREFERRED STOCK, 8% cumulative
   dividend; convertible; $1,000 liquidation preference; $.01 par
   value; authorized, issued and outstanding 10,000 shares                 10,000,000           10,000,000

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible;
  $2 liquidation preference; no par value; authorized 2,000,000
  shares; issued and outstanding 18,750 shares                                 37,500               37,500
  Undesignated stock, par value $.01 per share; authorized
   18,000,000 shares, none issued and outstanding                                --                   --
  Common stock, par value $.01 per share; authorized
   30,000,000 shares; issued and outstanding 6,816,174 and
   6,506,174 shares, respectively                                              68,162               65,062
  Class B Common stock, par value $.01 per share; authorized
   3,500,000 shares; none issued and outstanding                                 --                   --
  Additional paid-in capital                                               36,910,037           36,707,200
  Notes receivable from officers and employees on Common
   Stock purchases                                                           (434,206)            (434,206)
  Accumulated deficit                                                     (28,926,771)         (28,676,409)
                                                                         ------------         ------------
          Total stockholders' equity                                        7,654,722            7,699,147
                                                                         ------------         ------------
                                                                         $ 52,763,782         $ 43,828,971
                                                                         ============         ============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997

----------------------------------------------------------------------------------------

                                                                  1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                         $   (49,716)    $   504,268
   Adjustments to reconcile net income to net cash
      used by operating activities:
      Minority interest                                             --             7,216
      Depreciation and amortization                              502,199         427,588
      Loan discount amortization                                 152,141          95,412
      Prepaid interest amortization                              147,705         108,575
      Change in operating assets and liabilities              (4,985,446)     (6,742,755)
                                                             -----------     -----------
            Net cash used in operating activities             (4,233,117)     (5,599,696)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                        (2,833,137)       (595,509)
   Purchases of minority interest                                   --          (369,587)

   Notes receivable from officers and employees on common
   stock purchases                                                  --          (206,146)
                                                             -----------     -----------
            Net cash used in investing activities             (2,833,137)     (1,171,242)
                                                             -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable, net                          7,413,488       6,947,383
   Proceeds from long-term debt                                     --           260,000
   Repayment of long-term debt                                  (352,515)       (481,259)
   Issuance of common stock                                      205,937          65,469
   Payment of debt issuance costs                                   --           (20,000)
   Payment of preferred stock dividend                          (200,656)           (657)
                                                             -----------     -----------
            Net cash provided by financing activities          7,066,254       6,770,936
                                                             -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             --              --


CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                            --              --
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      --       $      --
                                                             ===========     ===========

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.    PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. ("the Company") at March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1997.


2.    INVENTORY

                                             MARCH 31,            DECEMBER 31,
                                               1998                   1997
                                               -----                  ----
Raw materials                              $  5,255,360           $  5,033,398
Finished goods                                8,261,713              8,236,162
                                           ------------           ------------
                                           $ 13,517,073           $ 13,269,560
                                           ------------           ------------

3.    (LOSS) EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted (loss) earnings per common share:

Because of the net loss in 1998, all potentially dilutive securities have an antidilutive effect on the dilutive EPS calculation. Both basic and dilutive EPS were computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding.

                                                PERIOD ENDED MARCH 31, 1997
                                                ---------------------------
                                                                      PER SHARE
                                             INCOME        SHARES       AMOUNT
                                             ------        ------       ------

Income before extraordinary item          $  504,268
Preferred stock dividends                       (656)
                                          ----------

BASIC EPS BEFORE EXTRAORDINARY ITEM
Income available to common stockholders      503,612     6,457,738    $      .08
                                                                      ==========

EFFECT OF DILUTIVE SECURITIES
Warrants and options                                       975,034
7% convertible preferred stock                   656        18,750
                                          ----------     ---------

DILUTED EPS BEFORE EXTRAORDINARY ITEM
Income available to common stockholders   $  504,268     7,451,522    $      .07
                                          ==========     =========    ==========


      Options to purchase 10,759 shares of common stock were outstanding at March 31, 1997, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Statement of Operations as percentages of net sales:

                                         THREE MONTHS ENDED MARCH 31,
                                           1998                1997
                                         --------            --------
Net sales                                 100.0%              100.0%
Cost of goods sold                         81.7                77.6
Gross profit                               18.3                22.4
Operating expenses                         15.1                15.4
Operating income                            3.2                 7.0
Non-operating expense                      (3.4)               (4.0)
(Loss) income before income taxes          (0.2)                3.0
Income tax expense                          0.0                 0.1
Net (loss) income                          (0.2)%               2.9%

            The Company posted record first quarter net sales in 1998, increasing 8% from 1997. Higher volumes, primarily due to increased demand and production capacities, were responsible for the growth in revenues. Pounds sold rose 10% from 1997 to 1998 and selling prices decreased 3% from 1997 to 1998.

            The decrease in the gross profit as a percentage of net sales from 1997 to 1998 is primarily due to lower selling prices in the first quarter of 1998, compared to the first quarter of 1997. PVC resin prices decreased nearly 13% during the first quarter of 1998 compared to the first quarter of 1997 due to an oversupply of resin caused by lower exports to Asian markets. Pricing pressures from competitors forced the Company to pass all of the raw material price decreases on to its customers. As higher priced inventory was sold at lower market prices, gross profits decreased and cost of goods sold increased.

            The decrease in non-operating expenses, which consists principally of interest expense, from 1997 to 1998 is primarily due to the issuance of $10.0 million of redeemable preferred stock in May of 1996. The proceeds from the preferred stock were used to pay down the Company's revolving credit line.

            The income tax provisions for 1998 and 1997 were calculated based upon management's estimate of the annual effective rates, reduced by federal net operating loss ("NOL") and state tax credit carryforwards utilized, as well as NOL carryforwards expected to be used in future periods.

            FINANCIAL CONDITION. The Company's financial condition remains strong despite the seasonal winter factors of extended terms to customers and higher inventories. Also, the Company is using short-term financing for the new manufacturing facility in Utah until it is completed.

            Cash used in operating activities was $4.2 million in the first quarter of 1998 compared to $5.6 million in 1997. The primary reason for the decrease is a smaller increase in inventories during the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

            The Company used $2.8 million and $1.2 million for investing activities for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures were the sole use of cash in 1998. The primary uses of cash in 1997 were capital expenditures and purchase of minority interest.

            Cash provided by financing activities was $7.1 million and $6.8 million for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily due to higher borrowings under the note payable caused by the large capital expenditures in 1998.

            The Company had commitments for capital expenditures of $1.2 million at March 31, 1998, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.


            OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

            The Company expects the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. The Company has historically been able, and expects in the future to be able, to grow at rates in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

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

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    --------------------
    William H. Spell
    Chief Executive Officer


By  /s/ Patrick M. Mertens
    ----------------------
    Patrick M. Mertens
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


Dated: April 24, 1998