Form 10-K/A
period 1997-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1998-04-30
CIK 852426

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-K/A (No. 1)

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997

                         Commission file number 0-18050

                         EAGLE PACIFIC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Minnesota                                               41-1642846
(State of Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                            333 South Seventh Street
                            2430 Metropolitan Centre
                          Minneapolis, Minnesota 55402
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 305-0339
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $10,900,000 (based on the closing sale price of $2.00 per share as reported on the Nasdaq SmallCap Market).

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of February 27, 1998 was 6,816,174.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers:

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of April 27, 1998. A summary of the background and experience of these individuals is set forth after the table.

  Name                        Age      Position

  Harry W. Spell(1)(2)        74       Chairman of the Board
  William H. Spell(2)         41       Chief Executive Office and Director
  Bruce A. Richard(1)(3)      68       Vice Chairman of the Board and Secretary
  G. Peter Konen              48       President and Director
  Patrick M. Mertens          34       Chief Financial Officer and Treasurer
  David P. Schnase            37       Senior Vice President-Sales and Marketing
  George R. Long(3)           67       Director
  Richard W. Perkins(1)(2)    67       Director
  Larry D. Schnase(2)         66       Director
---------------

(1)  Member of Compensation Committee
(2)  Member of Nominating Committee
(3)  Member of Audit Committee

     Harry W. Spell has been Chairman of the Board of the Company since January 1992 and served as Chief Executive Officer from January 1992 to January 1997. In addition, Mr. Spell is Chief Financial Manager and Chairman of the Board of Spell Capital Partners, LLC, which is a private equity investment fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988, where he served as Senior Vice President and Chief Financial Officer. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

     William H. Spell has been a director of the Company since January 1992 and Chief Executive Officer since January 1997, and served as the Company's President from January 1992 to January 1997. In addition, Mr. Spell is the President of Spell Capital Partners, LLC, which is a private equity investment fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard and Company, Incorporated, a regional investment banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

     Bruce A. Richard has been a director of the Company since March 1992, Secretary since the summer of 1993 and Vice Chairman since February 1996. He also served as Chief Financial Officer of the Company from mid-1993 to February 1996 and as Treasurer from mid-1993 to March 1998. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, which is a private equity investment fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as President and Chief Operating Officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University and is actively involved in other philanthropic organizations.

     G. Peter Konen has been a director of the Company since December 1993 and President of the Company since January 1997. In addition, he served as President of Eagle Plastics from February 1996 until December 1997, when it was merged into the Company. He was Executive Vice President and Chief Operating Officer of Eagle Plastics from 1984 to February 1996. Prior to 1984, he was Plant Manager with Western Plastics, a PVC pipe and PE tubing manufacturer. Mr. Konen has over 28 years of experience in the manufacturing and sales of plastic pipe.

     Patrick M. Mertens, who joined the Company in May 1995 as Controller of the Company's former subsidiary, Eagle Plastics, Inc. ("Eagle Plastics") was promoted to Chief Financial Officer of the Company in February 1996 and
Treasurer in March 1998. From 1986 to May of 1991, he was a senior auditor, specializing in manufacturing clients, for Baird, Kurtz & Dobson, CPA's. During his tenure at Baird, Kurtz & Dobson, Mr. Mertens was in charge of the annual audit for Eagle Plastics for three years. From 1991 to May of 1995 he was Assistant Controller of ISCO, Inc., a public company that manufactures scientific and environmental instruments. Mr. Mertens has a B.S. degree from Peru, Nebraska State College and an M.B.A. degree from the University of Nebraska.

     David P. Schnase, was elected Senior Vice President-Sales and Marketing of the Company in January 1998. He joined Eagle Plastics in April 1985 and served as Senior Vice President-Sales and Marketing of Eagle Plastics and of the Company's other subsidiaries from February 1996 until December 1997, when such subsidiaries were merged into the Company.

     George R. Long has been a director of the Company since 1986. He has served as Chairman of the Board of Directors of the Mayfield Corporation, a financial advisory firm, since 1973. For over five years, he has been a private investor. Mr. Long also is a director of the IAI Series of Mutual Funds, Minneapolis, Minnesota.

     Richard W. Perkins has been a director of the Company since January 1992. Mr. Perkins has been President of Perkins Capital Management, Inc., a registered investment adviser, since 1984 and has had 40 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Inc. where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. Mr. Perkins is also affiliated with Spell Capital Partners, LLC, which is a private equity investment fund which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Perkins is a director of various public companies, including: Bio-Vascular, Inc., Lifecore Biomedical, Inc., Children's Broadcasting Corporation, CNS, Inc., Quantech Ltd., Nortech Systems, Inc. and Vital Images, Inc.

     Larry D. Schnase has been a director of the Company since December 1993. He was Chief Executive Officer of Eagle Plastics from its inception in 1984 until his retirement in January 1997, and served as President of Eagle Plastics from 1984 to February 1996. Prior to founding Eagle Plastics, Mr. Schnase served as Vice President of Sales for Western Plastics, a PVC pipe and PE tubing manufacturer. Mr. Schnase has over 35 years of experience in the business of manufacturing and sales of plastic pipe.

     Harry W. Spell is William H. Spell's father. Larry D. Schnase is David P. Schnase's father.

Compliance with Section 16(a) of the Exchange Act.:

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

     To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1997 all
Section 16(a) filing requirements applicable to Insiders were complied with except that one form covering one transaction was filed late by G. Peter Konen.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation paid or to be paid by the Company and its former subsidiary, Eagle Plastics, as well as certain other compensation paid or accrued, during the last three fiscal years to the Chief Executive Officer of the Company and the executive officers of the Company and Eagle Plastics who received more than $100,000 during fiscal 1997:

                                                       Annual Compensation               Long Term
                                                                                          Compen-
                                                                                          sation
                                                                                      ----------------
         Name and                                                           Other        Securities          All
         Principal              Fiscal                                     Annual        Underlying         Other
         Position                Year        Salary(1)       Bonus      Compensation  Options and SARs    Compensation
         --------                ----        ---------       -----      ------------  ----------------    ------------


William H. Spell                 1997      $ 108,000(2)     $12,750        $7,200          100,000(3)       $  0
 Chief Executive                 1996      $  89,188(3)     $55,000        $7,200                0          $  0
 Officer of                      1995      $  74,648        $     0        $    0           50,000          $  0
 the Company and
 Chairman and CEO
 of Eagle Plastics

G. Peter Konen                   1997      $ 175,000(4)     $20,250         $7,200          80,000(3)       $  0
 President of the                1996      $ 145,000        $75,000         $6,000               0          $  0
 Company and                     1995      $ 118,000        $     0         $    0          75,000          $  0
 Eagle Plastics

David P. Schnase                 1997      $ 125,000        $ 8,750         $6,000          44,500(3)       $  0
 Sr. Vice President of the       1996      $  87,500(5)     $12,500         $    0               0          $  0
 Company and                     1995      $  87,500(5)     $     0         $    0          30,000          $  0
 Eagle Plastics
-----------------

(1) Compensation to Messrs. Peter Konen, David Schnase and William Spell has been paid by Eagle Plastics, the Company's former subsidiary, which was acquired by the Company on December 17, 1993 and merged into the Company in December 1997.

(2) William H. Spell, Chief Executive Officer of the Company, entered into a restated employment contract with the Company for a three year term beginning January 1, 1997. Under such contract, Mr. Spell will receive an annual base salary (currently $115,000) and a $600 per month car allowance. Along with this base salary, he can receive a bonus up to $51,000 per year if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Spell's base salary in the event of his termination other than for cause.

(3) Such options were converted from options to acquire stock of Eagle Plastics in connection with assumption by the Company of the Eagle Plastics, Inc. Stock Option Plan. See "Executive Compensation--Option/SAR Grants During 1997 Fiscal Year."

(4) G. Peter Konen, President, entered into a restated employment contract for a three year term beginning January 1, 1997. Under such contact, Mr. Konen will receive an annual base salary (currently $182,000) and a $600 per month car allowance. Along with his base salary, Mr. Konen can receive an annual bonus up to $81,000 if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Konen's base salary in the event of his termination other than for cause.

(5) David P. Schnase, Senior Vice President-Sales, entered into an employment contract for a three year term beginning January 1, 1997. Under such contract, Mr. Schnase will receive an annual base salary (currently $130,000). Along with his base salary, Mr. Schnase can receive an annual bonus up to $35,000 if the Company meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two-year noncompetition clause and provides for a severance payment equal to his then annual base salary in the event of his termination other than for cause. Salary figures shown for Mr. Schnase include commissions of $50,297 and $52,470 for years ended 1996 and 1995, respectively.

Option/SAR Grants During 1997 Fiscal Year

     In connection with the merger of the Company's subsidiary, Eagle Plastics into the Company effective December 31, 1997, the Company assumed Eagle Plastics' Stock Option Plan and all options outstanding under such Plan, and all such options were amended to provide optionees with an opportunity to purchase an equivalent number of shares of the Company's Common Stock. Options held by the named executive officers under the Eagle Plastics Plan were amended as options to purchase shares of the Company's Common Stock, as set forth below. No other options were granted to the named executive officers during fiscal 1997.

                                                                                    Potential Realizable Value at
                                                                                  Assumed Annual Rates of Stock Price
                             Individual Grants(1)                                   Appreciation for Option Term
--------------------------------------------------------------------------------  -----------------------------------
                  Number of     Percent of
                  Securities      Total
                  Underlying   Options/SARs    Exercise    Market
                 Options/SARs   Granted to     or Base    Price on
                   Granted      Employees      Price     Grant Date  Expiration
Name                 (#)       in Fiscal Year  ($/Sh)     ($/Sh)(2)    Date      0% ($)       5% ($)     10% ($)
----             ------------  --------------  --------- ----------  ----------  ------       ------     -------

William H. Spell   100,000         15.4%        $0.75       $1.75     11/30/00    $100,000     $127,584    $157,925

G. Peter Konen      80,000         12.3%        $0.75       $1.75     11/30/00   $  80,000     $102,068    $126,340

David Schnase       40,000          6.2%        $0.75       $1.75     11/30/00   $  40,000     $ 51,034    $ 63,170
                     4,500           .7%        $1.75       $1.75     05/12/01   $       0     $  1,241    $  2,607

(1)  All options were 100% exercisable as of December 31, 1997.

(2) These options were converted from options to acquire shares of Eagle Plastics Common Stock, initially granted in December 1993 and May 1994, to options to acquire shares of Company Common Stock on December 31, 1997. The Market Price on Grant Date reflects the fair market value of shares of Eagle Plastics Common Stock on the date of initial grant of each of the options.

Option/SAR Exercises in 1997 Fiscal Year and Fiscal Year End Option Values

     The following table sets forth information as to individual exercises of options, number of options and value of options at December 31, 1997 with respect to the named executive officers:

                                                                        Number of               Value of
                                                                       Unexercised             Unexercised
                                                                        Securities            In-the-Money
                                                                        Underlying            Options/SARs
                                                                       Options/SARs                at
                                    Shares                             at FY-End(#)           FY-End($)(1)
                                   Acquired           Value            Exercisable/           Exercisable/
            Name                 on Exercise         Realized         Unexercisable           Unexercisable
            ----                 -----------         --------        ---------------          -------------

William H. Spell                      0                N/A              350,000/0              $403,281/0

G. Peter Konen                        0                N/A            240,000/10,000            155,000/0

David P. Schnase                      0                N/A            114,500/5,000              84,750/0

-----------------------------

(1) Based on the difference between the closing price of the Company's Common Stock as reported by Nasdaq at fiscal year end and the option exercise price.

Directors' Compensation

     In 1997, each director who was not an employee of the Company or a subsidiary (other than the Chairman and the Vice Chairman) was entitled to an annual fee of $9,000 for service as directors and committee members. Harry W. Spell, Chairman of the Board, and Bruce A. Richard, Vice Chairman of the Board, were each compensated for their services in such capacities at the annual rate of $24,000. In 1998, Harry W. Spell and Bruce A. Richard will receive fees of $30,000 and George R. Long and Richard W. Perkins will receive fees of $12,000 and $21,000, respectively, for their roles as non-employee directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following table provides information as of April 27, 1998, concerning the beneficial ownership of the Company's Common Stock by persons who are known to own five percent or more of the Common Stock of the Company, by each executive officer named in the Summary Compensation Table, by each director, and by all directors and executive officers (including the named individuals) of the Company as a group. Unless otherwise noted, the person listed as the beneficial owner of the shares has sole voting and investment power over the shares.

                                        Shares               Percent
Name and Address of                  Beneficially               of
 Beneficial Owner                       Owned                Class(1)
-------------------                  ------------            --------
William Blair Mezzanine               435,000                  6.3%
  Capital Fund, L.P.
222 West Adams Street
Chicago, IL 60606

Okabena Partnership K                 425,000                  6.2%
5140 Norwest Center
Minneapolis, MN 55402

William H. Spell                      527,963(2)(3)(4)         7.5%
2430 Metropolitan Centre
Minneapolis, MN 55402

Harry W. Spell                        357,332(3)(4)(5)         5.2%
2430 Metropolitan Centre
Minneapolis, MN 55402

Richard W. Perkins                    151,942(4)(6)            2.2%
730 East Lake Street
Wayzata, MN 55391

George R. Long                        236,807(7)               3.4%
29 Las Brisas Way
Naples, FL  33963

Larry D. Schnase                      628,125(8)               8.4%
146 North Maple
Hastings, NE 68901

G. Peter Konen                        310,547(9)               4.4%
146 North Maple
Hastings, NE 68901

Bruce A. Richard                      146,597(4)(10)           2.1%
2458 Farrington Circle
Roseville, MN 55113

David P. Schnase                      134,500(11)              1.9%
146 North Maple
Hastings, NE 68901

All Directors and Officers          2,497,613(12)             30.6%
as a Group (9 persons)

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of April 27, 1998 or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(2) Includes 210,000 shares which may be purchased upon exercise of currently exercisable options and 21,429 shares held by Mr. Spell's wife.

(3) Includes 30,500 shares held by the Spell Family Foundation. Messrs. Harry Spell and William Spell share voting and dispositive power over such shares.

(4) Messrs. William Spell, Harry Spell, Richard Perkins and Bruce Richard have individually acquired securities of the Company from the Company and in open market transactions and each of them individually anticipates that he will acquire additional securities of the Company in the future. Such persons have entered into an agreement which requires that a majority of them approve any sale of securities of the Company by any of them. This agreement is designed to keep all of such persons interested and focused on the long-term success of the Company and recognizes that each of such persons contributes specific expertise to the Company through their positions as directors and/or officers. The agreement does not require that such persons vote their shares in any specific manner or act in concert in connection with any purchase or sale of securities of the Company.

(5) Includes 45,000 shares which may be purchased upon exercise of currently exercisable options.

(6) Includes 25,000 shares which may be purchased upon exercise of currently exercisable options and 11,429 shares held by a Profit Sharing Trust for Mr. Perkins' benefit.

(7) Includes 30,000 shares which may be purchased upon exercise of currently exercisable options.

(8) Includes 610,000 shares which may be purchased upon exercise of currently exercisable options.

(9) Includes 240,000 shares which may be purchased upon exercise of currently exercisable options.

(10) Includes 25,000 shares which may be purchased upon exercise of currently exercisable options.

(11) Includes 114,500 shares which may be purchased upon exercise of currently exercisable options.

(12) Includes 1,319,500 shares which may be purchased upon exercise of currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Office Sharing. The Company has an office sharing arrangement with Spell Capital Partners, LLC pursuant to which the Company pays $10,000 per month for space and administrative support. William H. Spell and Harry W. Spell are both members of Spell Capital Partners, LLC.

     Eagle Stock Agreement. In conjunction with the acquisition of Eagle Plastics, the Company entered into an Eagle Stock Agreement (the "Agreement"). Pursuant to the Agreement: (i) an aggregate of 628,581 shares of Eagle Plastics Common Stock held by Larry Schnase and G. Peter Konen; (ii) an aggregate of 500,000 shares of Eagle Plastics Common Stock that could have been acquired upon exercise of Stock Options held by Larry Schnase, G. Peter Konen and David P. Schnase; and (iii) up to 338,357 shares that could have been acquired upon exercise of future stock options granted under the Eagle Plastics 1993 Stock Option Plan (collectively the "Liquidity Shares") had liquidity rights. Such liquidity rights provided that at any time after June 30, 1995, upon request by a holder of Liquidity Shares, the Company would provide such holder liquidity in his or her Liquidity Shares by: (i) purchasing such Liquidity Shares for cash based on the market value of the Company's Common Stock at the time of the request; (ii) by registering the Liquidity Shares pursuant to the Securities Act of 1933, as amended, for public sale; or (iii) exchanging the Liquidity Shares for the Company's Common Stock on a one-for-one ratio, provided, however, that only 314,290 of the Liquidity Shares could be presented to the Company pursuant to the Agreement from June 30, 1995 through December 31, 1995 and an additional 157,145 Liquidity Shares could be presented after January 1, 1997 and January 1, 1998. The determination of which form of liquidity to be provided was in the sole discretion of the Company. During Fiscal 1997, the Company purchased 272,757 shares of Eagle Plastics Common Stock from Larry Schnase for an aggregate purchase price of $748,717.93. As a result of the merger of Eagle Plastics into the Company in December 1997, all options granted under the Eagle Plastics Plan were assumed by the Company and were amended to provide the holders with options to acquire shares of Company Common Stock. After December 1997, all liquidity rights of the Liquidity Shares were effectively terminated.

     Employment and Consulting Agreements. The Company has entered into Employment Agreements with William H. Spell, G. Peter Konen and David P. Schnase, all as more specifically described herein in the notes to the Summary Compensation Table.

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

     Larry Schnase, former Chief Executive Officer of Eagle Plastics, entered into a Consulting Agreement and Release for a two year term beginning January 1, 1997. Under such agreement, Mr. Schnase resigned as an officer and employee of the Company and its subsidiaries. Mr. Schnase received monthly compensation of $10,000 during 1997 and will receive $8,333 per month during 1998, and was assigned the Company's interest in two insurance policies on his life. Along with this compensation, Mr. Schnase can receive an annual bonus up to $30,000, if the Company meets certain operating profit levels. Such consulting agreement has a confidentiality provision and a five year noncompetition clause. Mr. Schnase's existing Deferred Compensation Agreement will remain in effect until January 1, 1999 but was amended to provide that the payments for $75,000 upon his death or upon termination of his consulting arrangement with the Company shall be increased at the rate of 7% per year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota on the 29th day of April, 1998.

                                         EAGLE PACIFIC INDUSTRIES, INC.


                                         By  /s/ William H. Spell
                                              William H. Spell
                                              Chief Executive Officer