Form 10-Q
period 1998-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1998-08-04
CIK 852426

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998

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

                           Yes __X__           No _____

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of July 24, 1998 was 6,612,483.

================================================================================

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS:


           Condensed Statements of Operations - Three and Six
             Months Ended June 30, 1998 and 1997 (Unaudited)...............    3

           Condensed Balance Sheets - June 30, 1998
             and December 31, 1997 (Unaudited).............................    4

           Condensed Statements of Cash Flows - Six
             Months Ended June 30, 1998 and 1997 (Unaudited)...............    5

           Notes to Condensed Financial Statements (Unaudited).............    6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................    8



                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................   10


SIGNATURES.................................................................   11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS                   SIX MONTHS
                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                             1998            1997           1998            1997
---------------------------------------------------------------------------------------------------
NET SALES                               $ 20,396,580    $ 19,735,228   $ 38,906,644    $ 36,947,458

COST OF GOODS SOLD                        15,997,649      15,324,133     31,126,329      28,687,447
                                        ------------    ------------   ------------    ------------
  Gross profit                             4,398,931       4,411,095      7,780,315       8,260,011

OPERATING EXPENSES:
  Selling expenses                         2,445,289       2,188,788      4,559,837       4,136,861
  General and administrative expenses        698,901         685,806      1,376,087       1,381,794
                                        ------------    ------------   ------------    ------------
                                           3,144,190       2,874,594      5,935,924       5,518,655
                                        ------------    ------------   ------------    ------------

OPERATING INCOME                           1,254,741       1,536,501      1,844,391       2,741,356

NON-OPERATING EXPENSE                        721,247         778,956      1,353,613       1,456,543
                                        ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                   533,494         757,545        490,778       1,284,813

INCOME TAX  (EXPENSE) BENEFIT                (43,000)        215,932        (50,000)        192,932
                                        ------------    ------------   ------------    ------------

NET INCOME                                   490,494         973,477        440,778       1,477,745

PREFERRED STOCK DIVIDENDS                    200,657         118,434        401,313         119,090
                                        ------------    ------------   ------------    ------------

NET INCOME APPLICABLE TO
COMMON STOCK                            $    289,837    $    855,043   $     39,465    $  1,358,655
                                        ============    ============   ============    ============

NET INCOME PER COMMON SHARE:
  Basic                                 $        .04    $        .13   $        .01    $         21
                                        ============    ============   ============    ============
  Diluted                               $        .04    $        .11   $        .01    $        .18
                                        ============    ============   ============    ============

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                    6,803,590       6,515,819      6,725,373       6,487,133
                                        ============    ============   ============    ============
  Diluted                                  7,203,380       8,764,041      7,134,044       8,105,455
                                        ============    ============   ============    ============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------

                              ASSETS                               JUNE 30, 1998    DECEMBER 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                                        $         --      $          --
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $274,000 and $203,500, respectively            10,514,025          6,528,296
  Inventories                                                        11,521,422         13,269,560
  Deferred income taxes                                                 425,000            425,000
  Other                                                                 281,585            314,822
                                                                   ------------       ------------
          Total current assets                                       22,742,032         20,537,678

PROPERTY AND EQUIPMENT, net                                          21,938,392         16,854,447

OTHER ASSETS:
  Prepaid interest                                                      541,588            836,998
  Goodwill, less accumulated amortization of $426,000 and
    $370,000, respectively                                            4,041,806          4,097,652
  Other                                                               1,333,444          1,502,196
                                                                   ------------       ------------
                                                                      5,916,838          6,436,846
                                                                   ------------       ------------
                                                                   $ 50,597,262       $ 43,828,971
                                                                   ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                     $ 11,477,559       $  4,405,976
  Accounts payable                                                    8,912,518          8,892,015
  Accrued liabilities                                                 1,683,356          1,276,481
  Current maturities of long-term debt                                1,866,410          1,882,882
                                                                   ------------       ------------
         Total current liabilities                                   23,939,843         16,457,354

LONG-TERM DEBT, less current maturities                               4,799,977          5,489,900
SUBORDINATED DEBT                                                     4,294,602          4,182,570

REDEEMABLE PREFERRED STOCK, 8% cumulative dividend;                  10,000,000         10,000,000
    convertible; $1,000 liquidation preference; $.01 par value;
    authorized, issued and outstanding 10,000 shares,

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible;
$2 liquidation preference; no par value; authorized 2,000,000
shares; issued and outstanding 18,750 shares                             37,500             37,500
  Undesignated stock, par value $.01 per share; authorized
18,000,000 shares, none issued and outstanding                               --                 --
  Common stock, par value $.01 per share;
30,000,000 shares; issued and outstanding 6,621,783 and
6,506,174 shares, respectively                                           66,218             65,062
  Class B Common stock, par value $.01 per share; authorized
3,500,000 shares; none issued and outstanding                                --                --
  Additional paid-in capital                                         36,530,264         36,707,200
  Notes receivable from officers and employees on Common
Stock purchases                                                        (434,206)          (434,206)
  Accumulated deficit                                               (28,636,936)       (28,676,409)
                                                                   ------------       ------------
          Total stockholders' equity                                  7,562,840          7,699,147
                                                                   ------------       ------------
                                                                   $ 50,597,262       $ 43,828,971
                                                                   ============       ============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------------------------------------------------------------
                                                                       1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   440,778    $ 1,477,745
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Minority interest                                                      --         17,780
     Depreciation and amortization                                   1,043,498        867,365
     Loan discount amortization                                        304,282        247,552
    Prepaid interest amortization                                      295,410        256,280
    Deferred income taxes                                                   --       (250,000)
     Change in operating assets and liabilities                     (1,776,836)    (5,556,661)
                                                                   -----------    -----------
         Net cash provided by (used in) operating activities           307,132     (2,939,939)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (6,045,227)    (2,618,264)
   Purchases of minority interest                                           --       (369,588)
   Notes receivable from officers and employees for purchase of
   common stock                                                             --       (275,808)
                                                                   -----------    -----------

          Net cash used in investing activities                     (6,045,227)    (3,263,660)
                                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (Payments) under note payable, net                     7,071,583     (2,431,888)
   Proceeds from long-term debt                                             --        260,000
   Repayment of long-term debt                                        (706,395)      (974,921)
   Issuance of redeemable preferred stock, net of offering costs            --      9,417,629
   (Purchase) issuance of common stock                                (175,780)        71,869
   Payment of debt issuance costs                                      (50,000)       (20,000)
   Payment of preferred stock dividend                                (401,313)      (119,090)
                                                                   -----------    -----------
          Net cash provided by financing activities                  5,738,095      6,203,599
                                                                   -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     --             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                      --             --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $        --    $        --
                                                                   ===========    ===========

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
1.   PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. ("the Company") at June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1997.

2.   INVENTORY

                                        JUNE 30, 1998          DECEMBER 31, 1997
                                        --------------         -----------------
Raw materials                           $   4,920,307            $   5,033,398
Finished goods                              6,601,115                8,236,162
                                        -------------            -------------

                                        $  11,521,422            $  13,269,560
                                        =============            =============

3.   EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings per common share:

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                   1998              1997
                                                ----------        ----------
BASIC EPS COMPUTATION
Income available to common stockholders         $  289,837        $  855,043
                                                ==========        ==========

Average common shares outstanding                6,803,590         6,515,819
                                                ==========        ==========

Basic earnings per share                        $      .04        $      .13
                                                ==========        ==========

DILUTED EPS COMPUTATION
Income available to common stockholders         $  289,837        $  855,043
8% redeemable preferred stock dividends                 --           117,778
7% convertible preferred stock dividends               656               656
                                                ----------        ----------
Income available to common stockholders            290,493           973,477
                                                ==========        ==========

Average common shares outstanding                6,803,590         6,515,819
Warrants and options                               381,040         1,017,069
8% redeemable preferred stock                           --         1,212,403
7% convertible preferred stock                      18,750            18,750
                                                ----------        ----------
                                                 7,203,380         8,764,041
                                                ==========        ==========

Diluted earnings per share                      $      .04        $      .11
                                                ==========        ==========

     Options to purchase 367,933 shares of common stock were outstanding at June 30, 1998, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% redeemable convertible preferred stock was not assumed for the period ending June 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                   1998              1997
                                                ----------        ----------
BASIC EPS COMPUTATION
Income available to common stockholders         $   39,465        $1,358,655
                                                ==========        ==========

Average common shares outstanding                6,725,373         6,487,133
                                                ==========        ==========

Basic earnings per share                        $      .01        $      .21
                                                ==========        ==========

DILUTED EPS COMPUTATION
Income available to common stockholders         $   39,465        $1,358,655
8% redeemable preferred stock dividends                 --           117,778
7% convertible preferred stock dividends                --             1,312
                                                ----------        ----------
Income available to common stockholders             39,465         1,477,745
                                                ==========        ==========

Average common shares outstanding                6,725,373         6,487,133
Warrants and options                               408,671           990,021
8% redeemable preferred stock                           --           609,551
7% convertible preferred stock                          --            18,750
                                                 7,134,044         8,105,455
                                                ==========        ==========
Diluted earnings per share                      $      .01        $      .18

     Options to purchase 285,046 and 4,388 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and 8% redeemable convertible preferred stock was not assumed for the period ending June 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.


SUBSEQUENT EVENT

     Subsequent to June 30, 1998, the Company refinanced all of its subordinated debt with a $6.5 million promissory note, due May 9, 2002. The refinancing will result in a one-time, after-tax extraordinary charge of approximately $660,000 in the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Statement of Operations as percentages of net sales:

                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         1998            1997           1998            1997
                                        ------          ------         ------          ------
Net sales                               100.0%          100.0%         100.0%          100.0%
Cost of goods sold                       78.4            77.6           80.0            77.6
Gross Profit                             21.6            22.4           20.0            22.4
Operating expenses                       15.4            14.6           15.3            14.9
Operating income                          6.2             7.8            4.7             7.5
Non-operating expense                     3.5             4.0            3.5             4.0
Income before income taxes                2.6             3.8            1.2             3.5
Income tax  (expense) benefit            (0.2)            1.1           (0.1)            0.5
Net Income                                2.4%            4.9%           1.1%            4.0%

         The Company posted record net sales for the three and six month periods ended June 30, 1998, increasing 3% and 5% compared to the same periods in 1997, respectively. Higher volumes, primarily due to increased demand and production capacities, were responsible for the growth in revenues. Pounds sold rose 16% and 13% for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. Selling prices decreased 11% and 7% for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively.

         The decrease in the gross profit, as a percentage of net sales, from 1997 to 1998 is primarily due to a combination of strong competition and falling resin prices in 1998. PVC resin prices decreased due to the Asian crisis which caused an oversupply of resin because of lower exports. Pricing pressures from competitors forced the Company to pass raw material price decreases on to its customers. As higher priced inventory was sold at lower market prices, gross profits decreased and cost of goods sold increased.

The increase in operating expenses, as a percentage of net sales, from 1997 to 1998 is primarily due to higher freight costs associated with the combination of increased volume and lower selling prices.

         The decrease in non-operating expenses, which consists principally of interest expense, from 1997 to 1998 is primarily due to the issuance of $10.0 million of redeemable preferred stock in May of 1997. The proceeds from the preferred stock were used to pay down the Company's revolving credit line.

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

         FINANCIAL CONDITION. The Company's financial condition remains strong despite negative working capital of $1.2 million on June 30, 1998. The negative working capital is due to the use of short-term financing during the construction of the new manufacturing facility in Utah. Upon completion of the Utah facility, the Company intends to replace the short-term financing with long-term financing, which will improve the Company's working capital position.

         Cash provided by operating activities was $307,000 in 1998 compared to cash used in operating activities of $2.9 million in 1997. The primary reason for the improved results are lower inventory levels in 1998 compared to 1997.

The Company used $6.0 million and $3.3 million on investing activities for the six months ended June 30, 1998 and 1997, respectively. The primary use of cash in 1998 and 1997 was for capital expenditures.

         Cash provided by financing activities was $5.7 million and $6.2 million for the six months ended June 30, 1998 and 1997, respectively. The primary source of cash in 1998 was borrowings under the revolving credit loan. The primary source of cash in 1997 was the issuance of redeemable preferred stock, partially offset by payments on the revolving credit loan.

         The Company had commitments for capital expenditures of $500,000 at June 30, 1998, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

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

         The NOLs are available through 2010; however, the majority expire by 2000. The amount of available NOLs actually used will be dependent on future profits. The Company does not expect to utilize all of its NOLs before they expire.

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

         The foregoing statements contained in this outlook section and those specifically relating to the Company's expectation of the plastic pipe and tubing market and the Company's performance in relation to such growth, the Company's ability to utilize NOLs in the future and its belief that it has the necessary resources for future success are all forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost fluctuations, general economic conditions, competition, availability of working capital and weather conditions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's annual meeting of shareholders was held on June 10, 1998.

          a) A resolution was adopted to set the number of directors for the ensuing year at seven. The resolution passed with 5,092,589 votes cast in favor, 109,895 opposed, and 79,787 votes withheld.

          b) William H. Spell and Bruce A. Richard were elected to serve as directors of the Company until the 2001 Annual Shareholders meeting. Other directors whose term of office as a director continued after the meeting are: Larry D. Schnase, G. Peter Konen, Richard W. Perkins, George R. Long, and Harry W. Spell.

                                        William H. Spell        Bruce A. Richard
                                        ----------------        ----------------
                 Votes in favor            5,072,150                 5,092,369
                 Votes withheld              130,334                   110,115


          c) The 653,000 share increase in the number of shares reserved for issuance under the Company's 1997 Stock Option Plan was approved by the shareholders by a vote of 3,021,363 in favor, 798,562 against, 20,254 votes withheld, and 1,442,092 shares recorded as broker non-votes.

          d) Deloitte & Touche LLP was elected as the Company's independent public accountants by a vote of 5,099,789 in favor, 106,051 against, and 76,431 votes withheld.


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.
    -------------

   Exhibit
    Number                           Description
    ------                           -----------
      27                Financial Data Schedule


    (b) Reports on Form 8-K.  None
        -------------------

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


Dated: August 4, 1998