Form 10-Q
period 1998-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1998-11-03
CIK 852426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998

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

                              Yes _X_     No ___

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of October 23, 1998 was 6,612,483.

================================================================================

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS:


             Condensed Statements of Operations - Three and Nine
               Months Ended September 30, 1998 and 1997 (Unaudited)..........  3

             Condensed Balance Sheets - September 30, 1998
               and December 31, 1997 (Unaudited).............................  4

             Condensed Statements of Cash Flows - Nine
               Months Ended September 30, 1998 and 1997 (Unaudited)..........  5

             Notes to Condensed Financial Statements (Unaudited).............  6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................  8



                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................ 10


SIGNATURES................................................................... 10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS                       NINE MONTHS
                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          1998             1997             1998             1997
--------------------------------------------------------------------------------------------------------------------
NET SALES                                            $ 20,757,363     $ 20,042,483     $ 59,664,007     $ 56,989,941

COST OF GOODS SOLD                                     15,572,443       16,509,562       46,698,772       45,197,009
                                                     ------------     ------------     ------------     ------------
  Gross profit                                          5,184,920        3,532,921       12,965,235       11,792,932

OPERATING EXPENSES:
  Selling expenses                                      2,557,978        2,151,926        7,117,815        6,288,787
  General and administrative expenses                     661,506          638,569        2,037,593        2,020,363
                                                     ------------     ------------     ------------     ------------
                                                        3,219,484        2,790,495        9,155,408        8,309,150
                                                     ------------     ------------     ------------     ------------

OPERATING INCOME                                        1,965,436          742,426        3,809,827        3,483,782

NON-OPERATING EXPENSE                                     446,181          617,985        1,799,794        2,074,528
                                                     ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                    1,519,255          124,441        2,010,033        1,409,254

INCOME TAX (EXPENSE) BENEFIT                             (113,000)         (25,000)        (163,000)         167,932
                                                     ------------     ------------     ------------     ------------

INCOME BEFORE EXTRAORDINARY LOSS                        1,406,255           99,441        1,847,033        1,577,186

EXTRAORDINARY LOSS ON DEBT
  PREPAYMENTS, less income tax benefit of $31,000         656,419               --          656,419               --
                                                     ------------     ------------     ------------     ------------

NET INCOME                                                749,836           99,441        1,190,614        1,577,186

PREFERRED STOCK DIVIDENDS                                 200,656          200,657          601,969          319,747
                                                     ------------     ------------     ------------     ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                       $    549,180     $   (101,216)    $    588,645     $  1,257,439
                                                     ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE:

  Basic
    Income (loss) before extraordinary loss          $        .18     $       (.02)    $        .19     $        .19
    Extraordinary loss on debt prepayments                   (.10)              --             (.10)              --
                                                     ------------     ------------     ------------     ------------
    Net income (loss)                                $        .08     $       (.02)    $        .09     $        .19
                                                     ============     ============     ============     ============

  Diluted
    Income (loss) before extraordinary loss          $        .17     $       (.02)    $        .17     $        .17
    Extraordinary loss on debt prepayments                   (.09)              --             (.09)              --
                                                     ------------     ------------     ------------     ------------
    Net income (loss)                                $        .08     $       (.02)    $        .08     $        .17
                                                     ============     ============     ============     ============

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:

  Basic                                                 6,613,356        6,518,627        6,687,619        6,497,745
                                                     ============     ============     ============     ============
  Diluted                                               7,018,304        6,518,627        7,090,611        7,463,066
                                                     ============     ============     ============     ============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------

                                     ASSETS                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                                          $     218,926       $          --
  Accounts receivable, less allowance for doubtful accounts and
   sale discounts of $318,000 and $203,500, respectively                 9,683,569           6,528,296
  Inventories                                                            9,237,884          13,269,560
  Deferred income taxes                                                    425,000             425,000
  Other                                                                    455,461             314,822
                                                                     -------------       -------------
          Total current assets                                          20,020,840          20,537,678

PROPERTY AND EQUIPMENT, net                                             24,626,732          16,854,447

OTHER ASSETS:
  Prepaid interest                                                              --             836,998
  Goodwill, less accumulated amortization of $454,000 and
   $370,000, respectively                                                4,013,883           4,097,652
  Other                                                                  1,184,351           1,502,196
                                                                     -------------       -------------
                                                                         5,198,234           6,436,846
                                                                     -------------       -------------
                                                                     $  49,845,806       $  43,828,971
                                                                     =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                       $  11,225,159       $   4,405,976
  Accounts payable                                                       5,858,396           8,892,015
  Accrued liabilities                                                    1,879,713           1,276,481
  Current maturities of long-term debt                                   1,862,486           1,882,882
                                                                     -------------       -------------
            Total current liabilities                                   20,825,754          16,457,354

LONG-TERM DEBT, less current maturities                                 10,926,426           5,489,900
SUBORDINATED DEBT                                                               --           4,182,570

REDEEMABLE PREFERRED STOCK, 8% cumulative
  dividend; convertible; $1,000 liquidation preference; $.01 par value; authorized, issued and outstanding 10,000 and
  none, respectively                                                    10,000,000          10,000,000

STOCKHOLDERS' EQUITY:
 Series A preferred stock, 7% cumulative dividend; convertible;
  $2 liquidation preference; no par value; authorized 2,000,000
  shares; issued and outstanding 18,750 shares                              37,500              37,500
 Undesignated stock, par value $.01 per share; authorized
  18,000,000 shares, none issued and outstanding                                --                  --
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued and outstanding 6,612,483 and
  6,506,174 shares, respectively                                            66,125              65,062
 Class B Common stock, par value $.01 per share; authorized
  3,500,000 shares; none issued and outstanding                                 --                  --
 Additional paid-in capital                                             36,511,969          36,707,200
 Notes receivable from officers and employees on Common
  Stock purchases                                                         (434,206)           (434,206)
 Accumulated deficit                                                   (28,087,762)        (28,676,409)
                                                                     -------------       -------------
          Total stockholders' equity                                     8,093,626           7,699,147
                                                                     -------------       -------------
                                                                     $  49,845,806       $  43,828,971
                                                                     =============       =============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------------------------

                                                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  1,190,614     $  1,577,186
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary loss on debt prepayments                             656,419               --
      Depreciation and amortization                                    1,642,972        1,312,799
      Loan discount amortization                                         362,106          427,456
      Prepaid interest amortization                                      295,410          403,985
      Deferred income taxes                                                   --         (250,000)
      Change in operating assets and liabilities                      (1,663,490)      (2,888,549)
                                                                    ------------     ------------
            Net cash provided by operating activities                  2,484,031          582,877
                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (9,291,866)      (5,386,782)
   Purchases of minority interest                                             --         (748,718)
   Change in other assets                                               (112,415)              --

   Notes receivable from officers and employees for purchase of
       common stock                                                           --         (367,863)
                                                                    ------------     ------------
            Net cash used in investing activities                     (9,404,281)      (6,503,363)
                                                                    ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (payments) under note payable, net                       6,819,183       (2,026,105)
   Proceeds from long-term debt                                        6,477,800          260,000
   Repayment of long-term debt                                        (5,361,670)      (1,473,155)
   Issuance of redeemable preferred stock, net of offering costs              --        9,416,971
   (Purchase) issuance of common stock                                  (194,168)          82,522
   Payment of debt issuance costs                                             --          (20,000)
   Payment of preferred stock dividend                                  (601,969)        (319,747)
                                                                    ------------     ------------
            Net cash provided by financing activities                  7,139,176        5,920,486
                                                                    ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                218,926               --


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              --               --
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    218,926     $         --
                                                                    ============     ============

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

1.    PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. ("the Company") at September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1997.


2.    INVENTORY

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                -------------     ------------
Raw materials                                   $   4,055,419     $  5,033,398
Finished goods                                      5,182,465        8,236,162
                                                -------------     ------------
                                                $   9,237,884     $ 13,269,560
                                                -------------     ------------


3.    EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings per common share:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    1998               1997
                                                    ----               ----
BASIC EPS COMPUTATION
Income available to common stockholders         $    549,180      $   (101,216)
                                                ============      ============

Average common shares outstanding                  6,613,356         6,518,627
                                                ============      ============

Basic earnings per share                        $        .08      $       (.02)
                                                ============      ============

DILUTED EPS COMPUTATION
Income available to common stockholders         $    549,180      $   (101,216)
8% redeemable preferred stock dividends                   --                --
7% convertible preferred stock dividends                 656                --
                                                ------------      ------------
Income available to common stockholders              549,836      $   (101,216)
                                                ============      ============

Average common shares outstanding                  6,613,356         6,518,627
Warrants and options                                 386,198                --
8% redeemable preferred stock                             --                --
7% convertible preferred stock                        18,750                --
                                                ------------      ------------
                                                   7,018,304         6,518,627
                                                ============      ============

Diluted earnings per share                      $        .08      $       (.02)
                                                ============      ============

Options to purchase 358,384 shares of common stock were outstanding at September 30, 1998, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% redeemable convertible preferred stock was not assumed for the three months ending September 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation. Because of the net loss for the three months ending September 30, 1997, all potentially dilutive securities have an antidilutive effect on the diluted EPS calculation.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                      1998             1997
                                                      ----             ----
BASIC EPS COMPUTATION
Income available to common stockholders          $    588,645      $ 1,257,439
                                                 ============      ===========

Average common shares outstanding                   6,687,619        6,497,745
                                                 ============      ===========

Basic earnings per share                         $        .09      $       .19
                                                 ============      ===========

DILUTED EPS COMPUTATION
Income available to common stockholders          $    588,645      $ 1,257,439
8% redeemable preferred stock dividends                    --               --
7% convertible preferred stock dividends                   --            1,969
                                                 ------------      -----------
Income available to common stockholders               588,645        1,259,408
                                                 ============      ===========

Average common shares outstanding                   6,687,619        6,497,745
Warrants and options                                  402,992          946,571
8% redeemable preferred stock                              --               --
7% convertible preferred stock                             --           18,750
                                                 ------------      -----------
                                                    7,090,611        7,463,066
                                                 ============      ===========

Diluted earnings per share                       $        .08      $       .17
                                                 ============      ===========

Options to purchase 308,946 and 15,878 shares of common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% redeemable convertible preferred stock was not assumed for the nine months ending September 30, 1998 and 1997, respectively, since the conversion would have an antidilutive effect on the diluted EPS calculation. Conversion of the 7% convertible preferred stock was not assumed for the nine months ending September 30, 1997, since the conversion would have an antidilutive effect on the diluted EPS calculation.


4.    DEBT

In July 1998, the Company repurchased the remainder of it's subordinated debt for $4.3 million which generated an extraordinary loss of $656,419, net of income taxes. In conjunction with the repurchase, the Company obtained a $6.5 million term note from its current lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. The following table sets forth items from the Company's Statement of Operations as percentages of net sales:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  1998        1997          1998        1997
                                --------    --------      --------    --------
Net sales                        100.0%      100.0%        100.0%      100.0%
Cost of goods sold                75.0        82.4          78.3        79.3
Gross Profit                      25.0        17.6          21.7        20.7
Operating expenses                15.5        13.9          15.3        14.6
Operating income                   9.5         3.7           6.4         6.1
Non-operating expense             (2.2)       (3.1)         (3.0)       (3.6)
Income before income taxes
   and extraordinary loss          7.3         0.6           3.4         2.5
Income tax (expense) benefit      (0.5)       (0.1)         (0.3)        0.3
Extraordinary loss on debt
   prepayment                     (3.2)         --          (1.1)         --
Net Income                         3.6%        0.5%          2.0%        2.8%

      The Company posted record net sales for the three and nine month periods ended September 30, 1998, increasing 4% and 5%, respectively, compared to the same periods in 1997. Higher volumes of pipe sold, primarily due to increased demand and production capacities, were responsible for the growth in revenues. Pounds sold rose 15% and 14% for the three and nine month periods, respectively, ended September 30, 1998, compared to the same periods in 1997. Selling prices decreased 8% and 11% for the three and nine month periods, respectively, ended September 30, 1998, compared to the same periods in 1997.

      The increase in gross profit, as a percentage of net sales, from 1997 to 1998 is primarily due to a combination of strong demand and falling resin prices in 1998. PVC resin prices decreased due an oversupply of resin caused by depressed Asian markets. Strong demand allowed the Company to retain a portion of the raw material price decreases.

      The increase in operating expenses, as a percentage of net sales, from 1997 to 1998 is primarily due to higher freight costs, from increased sales volume, combined with lower selling prices.

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

      FINANCIAL CONDITION. The Company had negative working capital of $805,000 on September 30, 1998, due to the use of short-term financing during the construction of the new manufacturing facility in Utah. The Company intends to replace the short-term financing with long-term financing, which will improve the Company's working capital position.

      Cash provided by operating activities was $2.5 million and $583,000 for the nine months ended September 30, 1998 and 1997, respectively. The primary reason for the improved results are improved profits and lower inventory levels in 1998 compared to 1997.

      The Company used $9.4 million and $6.5 million for investing activities for the nine months ended September 30, 1998 and 1997, respectively. The primary use of cash in 1998 and 1997 was for capital expenditures.

      Cash provided by financing activities was $7.1 million and $5.9 million for the nine months ended

September 30, 1998 and 1997, respectively. The primary source of cash in 1998 was borrowings under the revolving credit loan and the refinancing of the subordinated debt with the issuance of a larger term note. The primary source of cash in 1997 was the issuance of redeemable preferred stock, partially offset by payments on the revolving credit loan and long-term debt.

      The Company had commitments for capital expenditures of $587,000 at September 30, 1998, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, may include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

      OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

      The Company expects the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. The Company has historically been able, and expects in the future to be able, to grow at rates in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth initiatives in higher margin products and geographic regions.

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

      As with other organizations, the Company's computer hardware and software were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has completed an assessment of its exposure to the Year 2000 issue by evaluating its software and hardware systems and has determined that the cost to upgrade is not material. In addition, the Company has inquired of its major customers and suppliers as to their readiness to the Year 2000 issue to determine the extent to which the Company is indirectly vulnerable to any third-party year 2000 issues. Many of the Company's customers and suppliers have responded that they believe they are or will be Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company plans to continue to assess its exposure to the Year 2000 issue and develop plans to address any effects of the issue that could have an adverse effect on the Company and its operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

 Exhibit
 Number               Description
 ------               -----------

  10.1        First Amendment Agreement dated July 6, 1998 between Registrant and Fleet Capital
   27         Financial Data Schedule


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


Dated: November 3, 1998