Form 10-K
period 1998-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1999-03-31
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1999 was approximately $11,612,000 (based on closing sale price of $1.75 per share as reported on the Nasdaq Small-Cap Market).

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of February 26, 1999 was 6,635,222 (this number is less than number of shares outstanding on 12/31/98).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

         The Company's principal offices are located in Minneapolis, Minnesota. The Company has production facilities in Hastings, Nebraska, Hillsboro, Oregon, and West Jordan, Utah. The Company also has a distribution facility in Baker City, Oregon.

Recent Developments

         On December 11, 1998, the Company entered into an agreement to acquire the polyvinyl chloride (PVC) pipe business of the Lamson & Sessions Co. of Cleveland, Ohio. The Company will pay $45 million in cash (adjusted for changes in working capital) and issue $6 million of its notes and 785,000 shares of its common stock to the Lamson & Sessions Co. for the PVC pipe business. The asset purchase will be accounted for by the purchase method of accounting and is contingent upon the consummation of the merger agreement described below. Bank borrowings are expected to be used to finance the cash portion of the purchase price. The Company has also signed a merger agreement pursuant to which a PVC resin manufacturing facility owned and operated by CONDEA Vista Company, which is wholly-owned by RWE-DEA AG of Hamburg, Germany, will be merged into the Company. CONDEA Vista will transfer the PVC resin manufacturing facility to its wholly-owned subsidiary, Eagle Pacific Holdings, Inc. ("Holdings") in consideration for approximately 9.8 million shares of Holding's common stock and will have one representative on the Board of Directors of Holdings. The Company will become a wholly-owned subsidiary of Holdings and the Company's shareholders will receive Holdings' stock in a one-for-one exchange for the Company's stock. Immediately following the merger, the Company common stockholders will own approximately 38.5%, and CONDEA Vista will own approximately 57% of the outstanding Holdings' common stock. However, pursuant to a Stockholders Agreement with CONDEA Vista, four of the Company's directors will serve on Holdings' five member board of directors and will be able to control the affairs of Holdings for up to five years. The merger is subject to shareholder approval and the closing is anticipated to occur during the Company's second quarter of fiscal 1999. The merger will be accounted for as a reverse acquisition using the purchase method of accounting and is contingent upon the consummation of the asset purchase agreement described above. Lamson and Session's PVC pipe business and CONDEA Vista's resin manufacturing facility sales for their fiscal 1998 were approximately $139 million and $88 million, respectively.

Products

         The Company's products consist of 1/2-inch to 15-inch PVC pipe and 1/2-inch to 6-inch PE pipe and tubing for applications in the building and construction industry, turf and water irrigation, natural gas, water wells, fiber optic lines, and electronic and telephone lines. Although the manufacture and sale of PVC pipe and PE pipe and tubing is generally viewed as a commodity business (i.e. price being the only purchasing consideration), the Company believes it has created brand name recognition for its products while remaining competitive on price. To help support the brand name recognition, the Company seeks to offer the highest quality PVC pipe and PE pipe and tubing available. The Company also looks for niche markets to enter, such as PE pipe and tubing for turf irrigation, when it believes there is an opportunity to establish itself as the market leader and command higher profit margins. The Company also adds features such as quick connect gaskets and longer pipe lengths that allow for easier installation, as well as proprietary marking for brand identification.

PVC Pipe

         PVC pipe is widely accepted in the building and construction industry. A number of factors have contributed to its popularity including its low cost, easy installation, and its lower weight and longer life than metal pipe. As a result, PVC pipe is replacing metal pipe in many construction situations. Below are descriptions of the Company's primary PVC pipe products, broken down between pressure and non-pressure rated products.

         A major use of PVC pipe is transporting water under pressure. The Company manufactures and distributes several PVC pressure pipe products for use at various points in a water distribution system.

         PVC(R) Well Casing. The Company offers a light-weight PVC pipe to be used as casing in water wells. The well casing pipe is manufactured out of what Company management considers to be the highest quality PVC and complies with the American Society for Testing and Materials ("ASTM") and National Sanitation Foundation International ("NSFI") standards. As a companion to its well casing pipe, the Company also offers a threaded drop pipe for hanging submersible pumps. These heavy duty pipes are made from schedule 80 PVC and weigh approximately one-seventh of an equivalent metal pipe.

         Pressure Pipe. Pressure pipe is used in water service lines, turf irrigation, agricultural irrigation, water wells, and for transporting crude oil and salt water. It comes in diameters from 1/2-inch to 15-inches and in lengths up to 40 feet.

         White and Grey Schedule 80. The Company offers this strong PVC pipe for demanding industrial applications. Its thick, strong walls stand up to most chemicals, giving it distinct advantages over conventional metal pipe.

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

         The Company also manufactures a line of non-pressure rated PVC pipe products. Although these products are considered lower grade than pressure pipe, the Company applies the same quality standards that it incorporates into all its products.

         Drain, Waste and Vent Pipe. Drain, waste and vent pipe is used inside the home in non-pressurized applications. It carries the NSFI approval and, therefore, has appeal for use as waste drains and vents in the home.

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

         Coex Cellular Core. Coex cellular core is a lighter weight drain, waste and vent pipe for non-pressure applications. Coex cellular core is a co-extruded pipe, with air-injected PVC sandwiched between two thin layers of solid PVC. Its lighter weight makes coex cellular core easier to handle and more affordable than heavier, solid PVC drain, waste and vent pipe. Its insulating characteristics make coex cellular core pipe desirable for public buildings.

         Electric and telephone duct. Electric and telephone duct are used by utility companies. Electric duct is used for power lines, as well as electrical wiring, both inside buildings and underground. Telephone duct is used by communications companies for insulating their telephone communication lines.

PE Pipe and Tubing

         The applications and markets for PE pipe and tubing is expanding because of its flexibility and strength. The Company offers a wide selection of PE pipe and tubing products for home, farm, telecommunication, municipal and industrial use. The Company backs its PE pipe and tubing with warranties. Below are descriptions of the Company's primary PE product lines:

         Pure Core(R). Pure Core(R) is the Company's highest quality PE pipe and tubing. The walls of this premium pipe are 25 percent thicker than called for by both ASTM and NSFI standards, and the pipe comes with a 50-year warranty. Its primary markets and uses include municipal and domestic water service for homes and office, and transporting potable liquids for the chemical and food processing industries.

         Eagle 3408 and Poly Flo. Eagle 3408 and Poly Flo Pipe are all-black PE pipe and tubing products which meet the quality standards set by ASTM and NSFI, yet are offered at a lower price than Pure Core(R) pipe. Eagle 3408 and Poly Flo Pipe are made from high-density 3408 and medium-density 2406 polyethylene, respectively. The primary use for this product line is transporting potable water, with limited applications for foods and chemicals. The Eagle 3408 Pipe is also used for slab heating systems and closed-loop, ground coupled heat pump systems.

         Green-striped Eagle-Tough Turf Pipe(R). Green-striped Eagle-Tough Turf Pipe(R) is a popular PE pipe in the lawn irrigation industry. It is co-extruded with two green stripes to permanently identify it as Tough Turf Pipe. This distinct, recognizable marking is unique to Tough Turf Pipe. One of its features is the Tough Lifetime Guarantee against defects in materials and workmanship covering the replacement cost of the pipe and the related labor cost. The Company also serves its customers by providing pipe sizing other than the traditional 1-inch diameter, all with the Tough Lifetime Guarantee, which is valid as long as the original purchaser owns the property where Tough Turf Pipe was originally installed.

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

         The Company's marketing strategy focuses on the brand name recognition that its products have attained, particularly its PE pipe and tubing. To complement its products, the Company strives to provide quality customer service and short delivery times.

         The Company offers a wide variety of warranty programs on its products. These warranties cover failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. However, the Pure Core(R) product has a fifty-year warranty and Eagle Tough Turf Pipe(R) has its own unique lifetime warranty, which is valid as long as the original purchaser owns the property where Eagle Tough Turf Pipe(R) was originally installed. These warranties extend in scope from replacement of the defective pipe to payment of all costs of replacing the defective pipe, including labor costs. The Company maintains product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

         In addition to the warranty programs, the Company offers many of the industry-standard promotional sales programs, such as volume rebates and discounts.

         The Company's customers consist primarily of wholesalers and distributors. The Company has a broad and diverse group of customers. No customer accounted for more than 10% of total net sales in 1998, 1997, or 1996.

Competition

         The plastic pipe industry is highly competitive due to the large number of producers and the commodity nature of the industry. According to Plastics News, the plastic pipe market is approximately $4.0 billion in annual sales. The Company is the 17th largest extruder of plastic pipe, according to Plastic News. However, many of the pipe manufacturers that ranked higher than the Company produce types of pipe which the Company does not produce. Within its primary markets, the Company believes it is one of the largest producers of PVC pipe and PE pipe and tubing. Because of shipping costs, competition is usually regional, instead of national, in scope. Finally, although the Company believes it has reduced the commodity nature of its business through its high quality and brand names, pricing pressure will continue to affect the Company's margins in the future.

Manufacturing and Sources of Supplies

         All of the Company's manufacturing is performed at its facilities in Hastings, Nebraska, Hillsboro, Oregon and West Jordan, Utah. The Company believes it uses high quality raw materials and manufacturing techniques and machinery that incorporate many of the newest extrusion technologies.

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

         The Company acquires its PVC and PE resins in bulk, mainly by rail car. The Company acquires raw materials from various sources. During the years ended December 31, 1998, 1997 and 1996, purchases of raw materials from two vendors totaled 54%, 64% and 62% of total material purchases, respectively. The Company maintains strong relationships with its key raw material vendors to ensure the quality and availability of raw material.

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

Backlog

         The Company strives to keep delivery lead times to a minimum in order to meet customer needs. However, due to the seasonality of the business, lead times can occasionally approach 30 days. The Company's backlog on February 26, 1999, was 11,825,000 pounds of plastic pipe compared to 7,340,000 pounds on February 27, 1998.

Employees

         The Company currently employs 384 employees, of which 24 are in administration, 46 in sales and shipping and 314 in manufacturing. None of the Company's employees are represented by a labor union and the Company has never experienced any work stoppages.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in leased office space in Minneapolis, Minnesota, which is adequate for the operation of the Company's business. The Company's manufacturing and warehouse facilities are located in Hastings, Nebraska, Hillsboro, Oregon, West Jordan, Utah, and Baker City, Oregon. The Company both owns and leases portions of its facilities in Hastings, Nebraska. The facilities in Hillsboro, Oregon, West Jordan, Utah and Baker City, Oregon are owned.

         The Company believes that the production capacity of its facilities is sufficient to meet its current and future needs. The manufacturing facilities, as currently equipped, are operating at approximately 85% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material legal proceedings against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "EPII." The Company's Series A Preferred Stock and 8% Convertible Preferred Stock do not trade on any exchange or Nasdaq. The following table sets forth the high and low bid prices of a share of Common Stock for each fiscal quarter in 1998 and 1997.

                                          High                  Low
Year ended December 31, 1998:
   First quarter                         $2-1/2               $ 1-5/8
   Second quarter                         2-1/8                 1-3/8
   Third quarter                          2-3/8                 1-3/8
   Fourth quarter                         2-1/2                 1-1/2


Year ended December 31, 1997:
   First quarter                         $4                   $ 2-5/8
   Second quarter                         3-13/16               2-5/8
   Third quarter                          3                     2-1/2
   Fourth quarter                         3-1/32                2-1/4

         The bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. At February 26, 1999, the Company had approximately 1,970 shareholders of record and approximately 1,600 shareholders owning shares in street name.

         The Company has never paid a cash dividend on its Common Stock. Payment of Common Stock dividends is at the discretion of the board of directors, subject to the Company's lending arrangements. The board of directors plans to retain earnings, if any, for operations and does not intend to pay Common Stock dividends in the near future. However, dividends are paid by the Company on its Series A 7% Convertible Preferred Stock and 8% Convertible Preferred Stock.

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

         To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to Insiders were complied with.


ITEM 6.  SELECTED FINANCIAL DATA

Years ended December 31,                   1998               1997               1996             1995(1)             1994
--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
  Net sales                              $74,006,623        $71,685,080        $65,280,138        $51,330,127       $34,076,224
  Gross profit                            16,318,313         14,233,460         15,173,356          9,391,883         9,608,859
  Operating expenses                      12,110,103         10,877,964         10,044,450          7,680,038         5,702,515
  Operating income                         4,208,210          3,355,496          5,128,906          1,711,845         3,906,344
  Interest expense                         2,349,914          2,636,862          2,637,341          2,932,563         2,242,757
  Other income                                83,569             40,810             46,533            136,597            22,504
  Income (loss) before income taxes
    and extraordinary loss                 1,941,865            759,444          2,469,628         (1,028,824)        1,400,434
  Extraordinary loss on debt
     prepayments                            (656,419)                 -         (1,728,353)                 -                 -
  Net income (loss)                        1,131,446            930,765          1,750,960           (864,824)        1,400,434
  Net income (loss) applicable
     to common stock                         328,821            410,362          1,660,169         (1,058,513)        1,207,145

  Basic earnings (loss) per
    common share:
    Income (loss) before
       extraordinary loss                $       .15        $       .06        $       .62        $      (.27)      $       .34
    Extraordinary loss                          (.10)                 -               (.31)
                                         -----------        -----------        -----------        -----------       -----------
    Net income (loss)                    $       .05        $       .06        $       .31        $      (.27)      $       .34
                                         ===========        ===========        ===========        ===========       ===========
  Diluted earnings (loss) per
    common share:
    Income (loss) before
       extraordinary loss                $       .14        $       .06        $       .49         $    (.27)       $       .24
    Extraordinary loss                          (.09)                 -               (.24)                -                  -
                                         -----------        -----------        -----------         ---------        -----------
    Net income (loss)                    $       .05        $       .06        $       .25         $    (.27)       $       .24
                                         ===========        ===========        ===========         =========        ===========
  Average number of common
    shares outstanding:
    Basic                                  6,669,784          6,503,426          5,444,683         3,899,587          3,570,233
    Diluted                                7,165,225          7,426,521          7,120,112         3,899,587          5,788,320

December 31,                               1998                1997               1996               1995              1994
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
  Working capital                        $(1,964,126)       $ 4,080,324        $ 1,126,244         $  450,932       $ 3,975,553
  Total assets                            49,618,798         43,828,971         35,426,564         31,917,782        19,181,172
  Long-term and subordinated
    debt                                  10,582,585          9,672,470         11,008,012         11,743,512         9,426,460
  Deferred liabilities                             -                  -             72,384            263,595           806,705
  Redeemable preferred stock              10,000,000         10,000,000                  -                  -                 -
  Stockholders' equity                     7,802,986          7,699,147          8,024,004          4,575,075         4,030,373

(1) Includes operations of Pacific Plastics, Inc., a former subsidiary of the Company, from July 1995, the date of acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations. The following table sets forth items from the Company's Statements of Operations as percentages of net sales:


                                            1998     1997      1996
                                            ----     ----      ----
Net sales                                  100.0%   100.0%    100.0%
Cost of goods sold                          78.0     80.1      76.8
Gross profit                                22.0     19.9      23.2
Operating expenses                          16.3     15.2      15.4
Operating income                             5.7      4.7       7.9
Other expenses                               3.1      3.6       4.1
Income before income taxes and
    extraordinary loss                       2.6      1.1       3.8
Income tax (expense) benefit                (0.2)     0.2       1.5
Income before extraordinary loss             2.4      1.3       5.3
Extraordinary loss on debt prepayments       0.9        -       2.6
Net income                                   1.5%     1.3%      2.7%


         The Company posted record net sales in 1998, rising 3% from 1997 to 1998 and 10% from 1996 to 1997. Higher volumes of pipe sold, primarily due to increased demand and production capacities, were responsible for the 1998 and 1997 growth in revenues. Pounds sold rose by 13% from 1997 to 1998 and by 13% from 1996 to 1997. These higher volumes were partially offset by lower selling prices, which decreased 9% from 1997 to 1998 and 3% from 1996 to 1997. The lower selling prices were caused by increased competition and lower PVC resin prices.

         The increase in gross profit, as a percentage of net sales, from 1997 to 1998 is primarily due to a combination of strong demand and falling resin prices in 1998. PVC resin prices decreased due to an oversupply of resin caused by depressed Asian markets. Strong demand allowed the Company to retain a portion of the raw material price decreases. The decrease in gross profit as a percentage of net sales from 1996 to 1997 is primarily due to a combination of higher resin prices during the first half of 1997 and lower selling prices during 1997. PVC resin prices were approximately 3% higher from 1996 to 1997. Much of the PVC resin price increases were driven by a tight supply of resin during the first quarter of 1997, caused by various operational problems within many of the resin producers, not by an increase in demand. Therefore, the Company was unable to pass all of the raw material price increases on to its customers during the first half of 1997. The lower selling prices were due to PVC resin prices peaking earlier than usual in 1997. Resin prices peaked in May 1997, compared to the more traditional fall/winter price descent in September of 1996. To maintain its market share, the Company was required to lower its prices at the same rate that raw material prices declined. As higher priced inventory was sold at lower market prices, gross profits decreased significantly.

         The increase in operating expenses, as a percentage of net sales, from 1997 to 1998 is primarily due to additional freight costs from increased sales volume combined with lower selling prices. Operating expenses as a percentage of net sales decreased from 1996 to 1997 primarily due to administrative efficiencies within the Company which were partially offset by higher freight costs resulting from expanded geographic markets.

         The decrease in other expenses for 1998 and 1997, which consists principally of interest expense, is primarily due to the issuance of $10.0 million of the 8% Convertible Preferred Stock in May of 1997. The proceeds from the preferred stock were used to pay down the Company's revolving credit line.

         In 1998, income tax expense of $154,000 was recognized, which primarily relates to state income taxes, as the state credit carryforwards were substantially utilized in 1997. Due to future expected profits, income tax benefits of $250,000 and $1,000,000 were recorded in 1997 and 1996, respectively, representing NOL carryforwards expected to be utilized in the future.

Financial Condition. The Company had negative working capital of $1,964,000 on December 31, 1998. The negative working capital is due to the use of short-term financing during the construction of the new manufacturing facility in Utah. The Company currently has a short-term bridge loan through the revolving credit loan, which will be replaced by permanent long-term financing in conjunction with the closing of the pending asset purchase and merger as described in Note 2 to the financial statements. At December 31, 1998, the Company did not comply with the capital expenditures and net cash flow covenants of the revolving credit loan and accordingly, received a waiver from its lender.

         Cash generated from operating activities was $5.7 million in 1998, compared to $820,000 and $5.8 million in 1997 and 1996, respectively. Profits and depreciation and amortization were the primary sources of net cash provided by operating activities.

         The Company used $10.6 million, $7.9 million, and $3.5 million for investing activities in 1998, 1997, and 1996, respectively. The primary uses of cash were capital expenditures in 1998, 1997 and 1996. Capital expenditures increased substantially in 1998 and 1997 due to the addition and replacement of manufacturing equipment and the construction of the new manufacturing facility in Utah.

         Cash provided by financing activities of $5.0 million in 1998 consists of borrowing under notes payable and long-term debt, partially offset by repayments of long-term debt. Cash provided by financing activities of $7.1 million in 1997 primarily consisted of cash from the issuance of the 8% convertible Preferred Stock during the second quarter of 1997, partially offset by payments under the note payable and long-term debt. Cash used for financing activities of $2.6 million in 1996 was primarily from repayments of long-term debt and the revolving credit loan.

         The Company had commitments for capital expenditures of $162,000 at December 31, 1998, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, may include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

Outlook. The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

         The Company expects the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. The Company has historically been able to, and expects in the future to be able to, grow at rates substantially in excess of the industry averages due to its emphasis on customer satisfaction, product quality and differentiation and innovative promotional programs. The Company's strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

         The Company's gross margin percentage is a sensitive function of PVC and PE raw material resin prices and capacity levels in the industry. In a rising or stable resin market, margins and sales volume have historically been higher and conversely, in falling resin markets, sales volumes and margins have historically been lower. Gross margins also suffer when capacity increases outpace demand due to increased competition to utilize capacity. The Company believes that supply and demand in the plastic pipe industry is currently balanced. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

         The NOLs are available through 2012; however, the majority expire by 2000. The amount of available NOLs actually used will be dependent on future profits. The Company does not expect to utilize all of its NOLs before they expire.

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

         The Company has received a commitment letter from Fleet Capital Corporation ("Fleet") whereby Fleet has agreed to act as agent and underwrite $40.0 million of a $85.0 million senior credit facility. The senior credit facility will be used to finance the Company's ongoing operations. The $85.0 million senior credit facility will consist of a $35.0 million revolving credit facility and a $50.0 million term loan facility. The term of the senior credit facility is expected to be three years and the interest rate is expected to be based on a variable rate (prime rate or LIBOR, at the Company's option), plus a margin based on the Company's interest coverage ratio. See "The Company's Business--Recent Developments."

Year 2000 (Y2K) Compliance. As with other organizations, the Company's computer hardware and software were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond.

         The Company has completed an assessment of its information systems programs and completed changes on the majority of these programs to make them Y2K compliant. The remaining programs are expected to be corrected by the end of the first quarter of 1999. The Company is currently assessing, with the assistance of its vendors, whether any Y2K problems exist in its office and production equipment. This assessment project along with the remediation of any problems is expected to be completed by the end of the second quarter of 1999. In addition, the Company has inquired of its major customers and suppliers as to their readiness to the Y2K issue to determine the extent to which the Company is indirectly vulnerable to any third-party Y2K issues. Many of the Company's customers and suppliers have responded that they believe they are or will be Y2K compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

         The total cost associated with the modifications to be Y2K compliant are expected to be below $25,000, of which approximately $10,000 have been expensed as of December 31, 1998.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have an adverse effect on the Company's operations. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's operations. The Company believes that the assessment and remediation steps it is taking will significantly reduce its exposure to the Y2K problem.

         At this time, the Company believes it has addressed all Y2K issues that may arise; therefore, no contingency plan has been developed. If problems are detected during the Company's in-house testing, or if information is received from an outside source that they would be unable to be Y2K compliant, the Company will then develop an appropriate contingency plan to address Y2K problems that may arise.

Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management has not yet determined what effect, if any, SFAS No. 133 will have on its financial position or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditors' Report
Statements of Operations
Balance Sheets
Statements of Stockholders' Equity
Statements of Cash Flow
Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of Eagle Pacific Industries, Inc.


We have audited the accompanying balance sheets of Eagle Pacific Industries, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Eagle Pacific Industries, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




      /s/Deloitte & Touche LLP
         Deloitte & Touche LLP






Minneapolis, Minnesota
March 9, 1999



EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------
                                                     1998              1997              1996
NET SALES                                        $74,006,623       $71,685,080       $65,280,138

COST OF GOODS SOLD                                57,688,310        57,451,620        50,106,782
                                                 -----------       -----------       -----------
  Gross profit                                    16,318,313        14,233,460        15,173,356
                                                 -----------       -----------       -----------
OPERATING EXPENSES:
  Selling expenses                                 9,331,378         8,157,000         7,113,184
  General and administrative expenses              2,778,725         2,720,964         2,931,266
                                                 -----------       -----------       -----------
                                                  12,110,103        10,877,964        10,044,450
                                                 -----------       -----------       -----------
OPERATING INCOME                                   4,208,210         3,355,496         5,128,906
                                                 -----------       -----------       -----------
OTHER (EXPENSE) INCOME:
  Interest expense                                (2,349,914)       (2,636,862)       (2,637,341)
  Minority interest                                        -                 -           (68,470)
  Other income                                        83,569            40,810            46,533
                                                 -----------       -----------       -----------
                                                  (2,266,345)       (2,596,052)       (2,659,278)
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                           1,941,865           759,444         2,469,628

INCOME TAX (EXPENSE) BENEFIT  (Note 10)             (154,000)          171,321         1,009,685
                                                 -----------       -----------       -----------
INCOME BEFORE EXTRAORDINARY LOSS                   1,787,865           930,765         3,479,313

EXTRAORDINARY LOSS ON DEBT PREPAYMENTS, less
  income tax benefit of $31,000 and $80,500,
  respectively (Note 5)                              656,419                 -         1,728,353
                                                 -----------       -----------       -----------
NET INCOME                                         1,131,446           930,765         1,750,960

PREFERRED STOCK DIVIDENDS                           (802,625)         (520,403)          (90,791)
                                                 -----------       -----------       -----------
NET INCOME APPLICABLE TO COMMON STOCK            $   328,821       $   410,362       $ 1,660,169
                                                 ===========       ===========       ===========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary loss               $       .15       $       .06       $       .62
  Extraordinary loss on debt prepayments                (.10)                -              (.31)
                                                 -----------       -----------       -----------
  Net income                                     $       .05       $       .06       $       .31
                                                 ===========       ===========       ===========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary loss               $       .14       $       .06       $       .49
  Extraordinary loss on debt prepayments                (.09)                -              (.24)
                                                 -----------       -----------       -----------
  Net income                                     $       .05       $       .06       $       .25
                                                 ===========       ===========       ===========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                            6,669,784         6,503,426         5,444,683
  Diluted                                          7,165,225         7,426,521         7,120,112

See notes to financial statements.



EAGLE PACIFIC INDUSTRIES, INC.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                              1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                                                     $           -    $         -
  Accounts receivable, less allowance for doubtful accounts and
    sales discounts of $199,000 and $203,500, respectively                          6,310,049      6,528,296
  Inventories (Note 3)                                                             12,249,959     13,269,560
  Deferred income taxes (Note 10)                                                     425,000        425,000
  Other
                                                                                      284,093        314,822
          Total current assets                                                  -------------     ----------
                                                                                   19,269,101     20,537,678

PROPERTY AND EQUIPMENT, NET (Note 4)                                               22,634,614     15,787,771
OTHER ASSETS:
  Prepaid interest (Note 5)                                                                 -        836,998
  Land held for sale                                                                2,490,965      1,066,676
  Goodwill, less accumulated amortization of $482,000 and $370,000,
    respectively                                                                    3,985,960      4,097,652
  Deferred income taxes (Note 10)                                                     825,000        825,000
  Other                                                                               413,158        677,196
                                                                                -------------    -----------
                                                                                    7,715,083      7,503,522
                                                                                -------------    -----------
                                                                                $  49,618,798    $43,828,971
LIABILITIES AND STOCKHOLDERS' EQUITY                                            =============    ===========
CURRENT LIABILITIES:
  Note payable (Note 5)                                                         $   9,632,105    $ 4,405,976
  Accounts payable                                                                  8,013,067      8,892,015
  Accrued liabilities                                                               1,738,427      1,276,481
  Current maturities of long-term debt (Note 5)                                     1,849,628      1,882,882
                                                                                -------------    -----------
          Total current liabilities                                                21,233,227     16,457,354

LONG-TERM DEBT, less current maturities (Note 5)                                   10,582,585      5,489,900
SUBORDINATED DEBT (Note 5)                                                                  -      4,182,570
COMMITMENTS AND CONTINGENCIES (Note 7)                                                      -              -
    REDEEMABLE PREFERRED STOCK, 8% cumulative dividend; convertible; $1,000 liquidation preference; $.01 par value; authorized, issued and
    outstanding 10,000 shares (Note 8)                                             10,000,000     10,000,000
STOCKHOLDERS' EQUITY (Note 9):
  Series A preferred stock, 7% cumulative dividend; convertible; $2 liquidation preference; no par value; authorized 2,000,000 shares;
    issued and outstanding 18,750 shares                                               37,500         37,500
  Undesignated stock, $.01 per share; authorized 14,490,000 shares;
    none issued and outstanding                                                             -              -
  Common stock, par value $.01 per share; authorized 30,000,000 shares;
    issued and outstanding 6,635,035 and 6,506,174 shares, respectively                66,350         65,062
  Class B Common stock, par value $.01 per share; authorized 3,500,000
    shares; none issued and outstanding                                                     -              -
  Additional paid-in capital                                                       36,480,930     36,707,200
  Notes receivable from officers and employees on common stock purchases             (434,206)      (434,206)
  Accumulated deficit                                                             (28,347,588)   (28,676,409)
                                                                                -------------    -----------
          Total stockholders' equity                                                7,802,986      7,699,147
                                                                                -------------    -----------
                                                                                $  49,618,798    $43,828,971
                                                                                =============    ===========
See notes to financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND
1996


                                                                                                    Notes
                                                                                                 Receivable
                                                                                                   from
                                                                                                  Officers
                                                                                                    and
                                                                                                  Employees
                                                                                                     on
                                    Series A                             Additional  Unearned      Common
                                Preferred Stock         Common Stock      Paid-in  Compensation on  Stock   Accumulated
                                Shares       Amount    Shares    Amount    Capital   Stock Options purchases  Deficit        Total
                            --------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/1995           1,383,500 $2,767,000  4,152,940 $41,529  $32,757,381 $(204,232)  $      -  $(30,786,603) $4,575,075

Net income                              -          -          -       -            -         -          -     1,750,960   1,750,960

Dividends on preferred stock            -          -          -       -            -         -          -       (90,791)    (90,791)

Issuance of common stock (Note 9)       -          -    730,547   7,305    1,604,807         -          -             -   1,612,112

Conversion of preferred stock  (1,364,750)(2,729,500) 1,559,750  15,598    2,713,902         -          -             -           -

Common stock options vested
(Note 9)                                -          -          -       -            -   107,991          -             -     107,991

Warrant issued in debt refinancing      -          -          -       -      135,000         -          -             -     135,000

Common stock purchases (Note 9)         -          -          -       -            -         -    (66,343)            -     (66,343)
                                ---------  ---------  ---------  ------   ----------  --------   --------   -----------  ----------
BALANCE AT 12/31/1996              18,750     37,500  6,443,237  64,432   37,211,090   (96,241)   (66,343)  (29,126,434)  8,024,004

Net income                              -          -          -       -            -         -          -       930,765     930,765

Dividends on preferred stock            -          -          -       -            -         -          -      (520,403)   (520,403)

Issuance of common stock (Note 9)       -          -     80,237     803       81,718         -          -             -      82,521

Common stock options vested
(Note 9)                                -          -          -       -            -    96,241          -             -      96,241

Preferred stock issuance costs          -          -          -       -     (583,029)        -          -             -    (583,029)

Purchase of minority interest           -          -          -       -       41,536         -          -        39,663      81,199

Common stock acquired and retired
(Note 9)                                -          -    (17,300)   (173)     (44,115)        -          -             -     (44,288)

Common stock purchases (Note 9)         -          -          -       -            -         -   (367,863)            -    (367,863)
                                ---------  ---------  ---------  ------   ----------  --------   --------   -----------   ---------
BALANCE AT 12/31/1997              18,750     37,500  6,506,174  65,062   36,707,200         -   (434,206)  (28,676,409)  7,699,147

Net income                              -          -          -       -            -         -          -     1,131,446   1,131,446

Dividends on preferred stock            -          -          -       -            -         -          -      (802,625)   (802,625)

Issuance of common stock
(Note 9)                                -          -    352,552   3,525      206,598         -          -             -     210,123

Common stock acquired and retired
(Note 9)                                -          -   (223,691) (2,237)    (432,868)        -          -             -    (435,105)
                                ---------  ---------  ---------  ------   ----------  --------   --------   -----------   ---------
BALANCE AT 12/31/1998              18,750 $   37,500  6,635,035 $66,350  $36,480,930 $       -  $(434,206) $(28,347,588) $7,802,986
                                =========  =========  =========  ======   ==========  ========   ========   ===========   =========

See notes to financial statements.



EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                           1998                 1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,131,446         $   930,765         $ 1,750,960
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary loss on debt prepayments                                 656,419                   -           1,728,353
    Minority interest                                                            -                   -              68,470
    Gain on disposal of fixed assets                                       (40,162)             (4,000)            (10,401)
    Depreciation and amortization                                        2,313,568           1,679,278           1,564,684
    Loan discount amortization                                             419,930             551,834             329,724
    Prepaid interest amortization                                          295,410             551,690             435,160
    Deferred income taxes                                                        -            (250,000)         (1,000,000)
  Change in assets and liabilities:
    Accounts receivable                                                    218,247            (927,453)            (51,607)
    Inventories                                                          1,019,601          (2,990,391)         (2,104,212)
    Other current assets                                                    30,729             654,811             (43,364)
    Accounts payable                                                      (878,948)            871,647           2,767,685
    Accrued liabilities                                                    492,946            (165,699)            313,359
    Other                                                                        -             (82,599)              8,622
                                                                      ------------         -----------         -----------
         Net cash provided by operating activities                       5,659,186             819,883           5,757,433
                                                                      ------------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (8,995,715)         (5,697,754)         (3,451,076)
  Purchases of and improvements to land held for sale                   (1,424,289)         (1,066,676)                  -
  Purchases of minority interest                                                 -            (748,734)           (519,749)
  Proceeds from restricted cash                                                  -                   -             500,000
  Proceeds from property and equipment disposals                            40,162               4,000              40,150
  Deferred acquisition costs                                              (237,297)                  -                   -
  Notes receivable from officers and employees
     on common stock purchases                                                   -            (367,863)            (66,343)
                                                                      ------------         -----------         -----------
         Net cash used in investing activities                         (10,617,139)         (7,877,027)         (3,497,018)
                                                                      ------------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note payable                                         84,215,027          87,076,262          63,277,663
  Payments under note payable                                          (78,988,898)        (87,319,388)        (64,150,066)
  Proceeds from long-term debt                                           6,477,800             260,000           8,029,950
  Repayment of long-term debt                                           (5,718,369)         (1,874,531)        (10,478,521)
  Payment of debt issuance costs                                                 -             (20,000)           (598,256)
  Issuance of common stock                                                 210,123              82,521           1,446,563
  Payment and retirement of common stock                                  (435,105)            (44,288)                  -
  Issuance of preferred stock, net of offering costs                             -           9,416,971                   -
  Payment of preferred stock dividend                                     (802,625)           (520,403)            (90,791)
                                                                      ------------         -----------         -----------
         Net cash provided by (used in) financing activities             4,957,953           7,057,144          (2,563,458)
                                                                      ------------         -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        -                   -            (303,043)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   -                   -             303,043
                                                                      ------------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $          -         $         -         $         -
                                                                      ============         ===========         ===========
See notes to financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

         Land held for sale - In conjunction with the development of the West Jordan, Utah manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. The Company is currently in the process of the selling the excess land. Land held for sale is stated at the lower of cost or net realizable value.

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset using the straight-line method. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. The carrying value is evaluated for impairment on a regular basis based on historical and projected undiscounted cash flows.

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

         Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options and preferred stock, if dilutive.

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

         Significant Vendors - The Company acquires raw materials from various sources. During the years ended December 31, 1998, 1997 and 1996, purchases of such raw materials from two vendors totaled 54%, 64% and 62%, respectively, of total material purchases.

         Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

         New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management has not yet determined what effect, if any, SFAS No. 133 will have on its financial position or the results of its operations.

2.       PENDING ASSET PURCHASE AND MERGER

         On December 11, 1998, the Company entered into an agreement to acquire the polyvinyl chloride (PVC) pipe business of the Lamson & Sessions Co. of Cleveland, Ohio. The Company will pay $45 million in cash (adjusted for changes in working capital) and issue $6 million of its notes and 785,000 shares of its common stock to the Lamson & Sessions Co. for the PVC pipe business. The asset purchase will be accounted for by the purchase method of accounting and is contingent upon the consummation of the merger agreement described below. Bank borrowings are expected to be used to finance the cash portion of the purchase price. The Company has also signed a merger agreement pursuant to which a PVC resin manufacturing facility owned and operated by CONDEA Vista Company, which is wholly-owned by RWE-DEA AG of Hamburg, Germany, will be merged into the Company. CONDEA Vista will transfer the PVC resin manufacturing facility to its wholly-owned subsidiary, Eagle Pacific Holdings, Inc. ("Holdings") in consideration for approximately 9.8 million shares of Holding's common stock and will have one representative on the Board of Directors of Holdings. The Company will become a wholly-owned subsidiary of Holdings and the Company's shareholders will receive Holdings' stock in a one-for-one exchange for the Company's stock.

Immediately following the merger, the Company common stockholders will own approximately 38.5%, and CONDEA Vista will own approximately 57% of the outstanding Holdings' common stock. However, pursuant to a Stockholders Agreement with CONDEA Vista, four of the Company's directors will serve on Holdings' five member board of directors and will be able to control the affairs of Holdings for up to five years. The merger is subject to shareholder approval and the closing is anticipated to occur during the Company's second quarter of fiscal 1999. The merger will be accounted for as a reverse acquisition using the purchase method of accounting and is contingent upon the consummation of the asset purchase agreement described above. Lamson and Session's PVC pipe business and CONDEA Vista's resin manufacturing facility sales for their fiscal 1998 were approximately $139 million and $88 million, respectively.




3.       INVENTORIES                                          1998                        1997
-----------------------------------------------------------------------------------------------------------
Raw materials....................................              $     4,519,991             $     5,033,398
Finished goods...................................                    7,729,968                   8,236,162
                                                               ---------------             ---------------
                                                               $    12,249,959             $    13,269,560
                                                               ===============             ===============

4.         PROPERTY AND EQUIPMENT                               1998                        1997
-----------------------------------------------------------------------------------------------------------

Land.............................................              $     1,080,509             $     1,038,998
Buildings and leasehold improvements.............                    8,192,062                   2,874,347
Machinery and equipment..........................                   18,429,485                  14,738,163
Transportation equipment.........................                      554,488                     443,254
Furniture and fixtures...........................                      520,235                     449,742
Construction-in-progress.........................                            -                     424,346
                                                               ---------------             ---------------
                                                                    28,776,779                  19,968,850
Less accumulated depreciation....................                    6,142,165                   4,181,079
                                                               ---------------             ---------------
                                                               $    22,634,614             $    15,787,771
                                                               ===============             ===============


5.       DEBT

         At December 31, 1998, the Company had outstanding borrowings of $9,623,105 under the revolving credit loan agreement of $16,500,000, subject to borrowing base restrictions. The Company may borrow up to 85% of "eligible" accounts receivable and 55% of "eligible" inventory. At December 31, 1998, the Company had additional borrowings available of approximately $2,500,000, which is based on available collateral. The revolving credit loan expires May 9, 2002. Interest is payable monthly at the bank's national base rate, plus .25% (8.0% at December 31, 1998). The agreement also includes a commitment fee of .5% of the unused portion of the credit loan, payable monthly. At December 31, 1997, the Company had outstanding borrowings of $3,345,645. The revolving credit loan is secured by substantially all assets of the Company. Until all obligations of the revolving credit loan and term promissory note A (see below) are paid in full, the Company must comply with certain covenants outlined in the loan agreement, including capital expenditures, tangible net worth, net cash flow and senior interest coverage ratio. At December 31, 1998, the Company did not comply with the capital expenditures and net cash flow covenants and accordingly, received a waiver from its lender. The weighted average interest rate on all short-term borrowings for the years ended December 31, 1998 and 1997, was 8.5% and 8.7%, respectively.

         In July 1998, the Company repaid $4.3 million of its subordinated debt, which generated an extraordinary loss of $656,419, net of income taxes. This loss consisted of unamortized prepaid interest of $542,000 and deferred financing costs of $145,000, net of tax benefit of $31,000. In conjunction with the repayment, the Company obtained an additional $6.5 million of term notes.

         In May 1996, the Company repaid $3.0 million of its subordinated debt, which generated an extraordinary loss of $1,728,353, net of income taxes. This loss consisted of unamortized prepaid interest of $1.5 million and deferred financing costs of $228,000. The Company issued a 22-month warrant to purchase 215,000 shares of the Company's Common Stock in connection with the subordinated debt repayment. The $135,000 value assigned to the warrant was amortized to interest expense over the term of the refinanced debt. In conjunction with the repurchase, the Company obtained $1.5 million of new common equity and an additional $3.4 million of term notes, and the Company repurchased approximately one-half of the remaining Eagle minority interest. The additional term notes were obtained through a bank refinancing that consolidated previously outstanding term notes and revolving credit loans into a $8.0 million term note and a $16.5 million revolving credit loan.



Long-term debt at December 31 consisted of the following:
--------------------------------------------------------------------------
                                                              1998                1997
                                                       -------------------------------------
Term promissory note (A).............................         $11,523,500       $ 6,189,300
Subordinated promissory note (B).....................                   -         4,182,570
Various installment notes payable (C)................             908,713         1,183,482
                                                              -----------       -----------
                                                               12,432,213        11,555,352
Less current maturities .............................           1,849,628         1,882,882
                                                              -----------       -----------
                                                              $10,582,585       $ 9,672,470
                                                              ===========       ===========

(A) Payable $95,300 monthly, plus interest at the bank's national base rate, plus .25% (8.0% at December 31, 1998), with remaining principal due May 9, 2002. Secured by substantially all assets of the Company and subject to the terms and covenants of the revolving credit loan agreement outlined above.

(B)      Paid in full on July 6, 1998.

(C) Due dates ranging from April 1999 through March 2004, initially payable $26,467 monthly, including interest at 4.25% to 9.38%. Secured by land and equipment.

These amounts are shown in the balance sheets under the following captions at December 31:


                                                       1998               1997
                                                --------------------------------------
Current maturities of long-term debt.........          $ 1,849,628        $ 1,882,882
Long-term debt, less current maturities......           10,582,585          5,489,900
Subordinated debt............................                    -          4,182,570
                                                       -----------        -----------
                                                       $12,432,213        $11,555,352
                                                       ===========        ===========


Aggregate annual maturities of long-term debt at December 31, 1998, are:

1999..........................................           $ 1,849,628
2000..........................................             1,202,218
2001..........................................             1,195,539
2002..........................................             8,132,562
2003..........................................                41,589
Thereafter....................................                10,677
                                                         -----------
                                                         $12,432,213
                                                         ===========
6.       DEFERRED COMPENSATION

         The Company previously adopted a plan of deferred compensation for a former officer of the Company. Under this plan, the officer will receive $50,000 per year for three years, commencing when the Company's annual net income per share equals or exceeds $1.00.

         The Company also has an unfunded deferred compensation agreement which provides approximately $75,000 upon retirement. During the year ended December 31, 1997, the officer retired and the compensation will be paid in 1999 at his request.

7.       COMMITMENTS AND CONTINGENCIES

         Litigation - The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 1998, the Company was not aware of any material legal proceedings against it.

         Leases - The Company has non-cancelable operating leases for certain operating facilities which expire in 2010. The operating facility leases contain provisions for increasing the monthly rent for changes in the Consumer Price Index (CPI).

         Future minimum lease payments at December 31, 1998, excluding the CPI increases, were:

1999.................................         $  123,336
2000.................................            123,336
2001.................................            123,336
2002.................................            123,336
2003.................................            123,336
Thereafter...........................            801,684
                                             -----------
                                             $ 1,418,364
                                             ===========

         Rent expense under all operating leases was $305,000, $363,000 and $285,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.       REDEEMABLE PREFERRED STOCK

         During 1997, the Company issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock is convertible at the holder's option at $4.26 per share and has a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. After two years from issuance, the Company can cause a mandatory conversion if the common stock trades above $7.45 per share for 30 consecutive days.

9.       STOCKHOLDERS' EQUITY

         During 1998, the Company issued 352,552 shares of common stock for the exercise of stock options and purchased and retired 223,691 shares of common stock. During 1997, the Company issued 80,237 shares of common stock for the exercise of stock options and purchased and retired 17,300 shares of common stock. During 1996, the Company issued 600,000, 60,547, 1,559,750, and 70,000 shares of common stock for a new private equity offering, the acquisition of additional shares of minority ownership of Eagle, the conversion of 1,364,750 shares of preferred stock, and the exercise of stock options, respectively.

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

         The Company has previously granted options to purchase 600,000 shares of its common stock at $.75 per share, which was $.75 below market value at grant time. The difference between the exercise price and the market value was amortized as compensation expense over the vesting period of the options, which was December 1994 through December 1997.

         In 1996, the Company established a leverage equity purchase program
(LEPP). The LEPP provides loans to board members and various members of management to purchase common stock of the Company. The loans are represented by five-year promissory notes, bear interest at a rate equal to the average annual rate on the Company's revolver loan (8.5% for 1998), and are collateralized by the pledge of the purchased shares of common stock of the Company.

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

         Deferred taxes as of December 31, 1998 and 1997, are summarized as follows:



                                                          1998              1997
----------------------------------------------------------------------------------------
Current deferred taxes:
Warranty reserve..................................          $  16,000        $   13,000
Allowance for doubtful accounts...................             72,000            79,000
Accrued expenses..................................            224,000           207,800
Inventory cost capitalization.....................             18,000            14,000
Federal net operating loss carryforwards.........             425,000           425,000
Less valuation allowance..........................           (330,000)         (313,800)
                                                            ---------        ----------
Total.............................................          $ 425,000        $  425,000
                                                            =========        ==========

Long-term deferred taxes:
LIFO inventory recapture..........................          $(248,000)       $ (396,000)
Deferred compensation.............................             31,000            31,000
Excess of tax over book depreciation..............           (485,000)         (729,000)
Non-compete agreement.............................            180,000           190,000
Federal net operating loss carryforwards.........           9,291,000        11,339,000
Tax credit carryforwards..........................            451,000           634,000
AMT credit carryforwards..........................             78,000            78,000
Contribution carryforwards........................              6,000            22,000
Less valuation allowance..........................         (8,479,000)      (10,344,000)
                                                           ----------       -----------
Total.............................................         $  825,000        $  825,000
                                                           ==========       ===========


         Income tax expense for the years ended December 31, 1998, 1997 and 1996, consists of the following:


                                                                                 1998          1997            1996
------------------------------------------------------------------------------------------------------------------------
Current - primarily state..............................................       $ 154,000     $  78,679       $    68,315
Deferred - primarily federal...........................................               -      (250,000)       (1,078,000)
                                                                              ---------     ---------       -----------
Income tax expense (benefit) before extraordinary loss.................         154,000      (171,321)       (1,009,685)
Income tax benefit from extraordinary loss on debt prepayments.........         (31,000)            -           (80,500)
                                                                              ---------     ---------       -----------
Income tax expense (benefit)...........................................       $ 123,000     $(171,321)      $(1,090,185)
                                                                              =========     =========       ===========


         A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows:

                                                                         1998              1997              1996
---------------------------------------------------------------------------------------------------------------------
Expected federal expense....................................         $   680,000       $   266,000       $   864,000
State taxes, net of federal benefit and tax credit..........              88,000            56,000            46,000
Expiration of capital loss carry forward....................                   -                 -           366,000
Expiration of net operating loss carryforward...............           1,195,000         2,366,000                 -
Change in valuation allowance...............................          (1,848,800)       (2,805,600)       (2,413,000)
Other.......................................................              39,800           (53,721)          127,315
                                                                     -----------       -----------       -----------
                                                                     $   154,000       $  (171,321)      $(1,009,685)
                                                                     ===========       ===========       ===========



         As of December 31, 1998, the Company had net operating loss carryforwards for federal tax purposes of approximately $28,577,000. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis. These carryforwards expire if not utilized to reduce future taxable income as follows:

   1999................................................   $  11,622,000
   2000................................................      11,380,000
   2001................................................         299,000
   2002................................................         523,000
   2003................................................         502,000
   2004................................................         706,000
   2005................................................       1,607,000
   2007................................................         296,000
   2008................................................         907,000
   2009................................................          14,000
   2010................................................         703,000
   2012................................................          18,000

11.      EARNINGS PER COMMON SHARE

         Basic earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes conversion of convertible preferred stock as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per share:


                                                                       Year Ended December 31, 1998
                                                                       ----------------------------
                                                                                                      Per Share
                                                            Income                Shares               Amount
                                                     --------------------- --------------------- --------------------

Income before extraordinary item.................              $1,787,865
Preferred stock dividends........................                (802,625)
                                                               ----------

Basic EPS
Income available to common stockholders..........                 985,240             6,669,784         $ .15
                                                                                                        =====

Effect of dilutive securities
Options..........................................                       -               495,441
                                                               ----------             ---------

Diluted EPS
Income available to common stockholders..........              $  985,240             7,165,225         $ .14
                                                               ==========             =========         =====




         Options to purchase 317,355 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and the 8% redeemable convertible preferred stock was not assumed since the conversion would have an antidilutive effect on the diluted EPS calculation.


                                                                       Year Ended December 31, 1997
                                                                       ----------------------------
                                                                                                     Per Share
                                                            Income                Shares               Amount
                                                     --------------------- --------------------- --------------------
Net income.......................................               $ 930,765
Preferred stock dividends........................                (520,403)
                                                                ---------

Basic EPS
Income available to common stockholders..........                 410,362             6,503,426         $ .06
                                                                                                        =====

Effect of dilutive securities
Warrants and options.............................                       -               923,095
                                                                ---------             ---------

Diluted EPS
Income available to common stockholders..........               $ 410,362             7,426,521         $ .06
                                                                =========             =========         =====



         Options to purchase 30,411 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and the 8% redeemable convertible preferred stock was not assumed since the conversion would have an antidilutive effect on the diluted EPS calculation.


                                                                         Year Ended December 31, 1996
                                                                         ----------------------------
                                                                                                      Per Share
                                                            Income                Shares               Amount
                                                     --------------------- --------------------- --------------------

Income before extraordinary item.................              $3,479,313
Preferred stock dividends........................                 (90,791)
                                                               ----------

Basic EPS before extraordinary item
Income available to common stockholders..........               3,388,522             5,444,683         $ .62
                                                                                                        =====

Effect of dilutive securities
Warrants and options.............................                                       950,503
7% convertible preferred stock...................                  90,791               724,926
                                                               ----------             ---------
Diluted EPS before extraordinary item
Income available to common stockholders..........              $3,479,313             7,120,112         $ .49
                                                               ==========             =========         =====



         Options to purchase 61,848 shares of common stock were outstanding at December 31, 1996, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

12.      RETIREMENT PLAN

         The Company has a 401(k) plan covering substantially all employees. The Company's discretionary contributions to the plan are determined annually by the board of directors. The Company is also committed to matching a portion of employees' voluntary contributions. Participants are 100% vested in their own contributions and the Company's matching contribution immediately and in the Company's discretionary contribution at the end of three years. Total amounts contributed by the Company were $302,546, $235,251 and $243,191 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the year ended on those dates is presented below (shares in thousands):



                                                  1998                      1997                    1996
                                       ----------------------------------------------------------------------------
                                                     Wgted Avg                 Wgted Avg               Wgted Avg
                                          Shares     Exer Price      Shares    Exer Price    Shares    Exer Price
                                          ------     ----------      ------    ----------    ------    ----------

Outstanding at beginning of year....        2,040       $1.66         2,126      $1.41       2,169       $1.57
Granted..............................         532        1.55             -          -          30        2.75
Exercised............................        (465)       1.03           (80)       .82         (70)        .34
Canceled.............................         (40)       2.00            (6)       .99          (3)       1.75
                                            -----                     -----                  -----
Outstanding at end of year...........       2,067        1.76         2,040       1.66       2,126        1.41
                                            =====                     =====                  ======

Options exercisable at year end......       1,510        1.82         1,881       1.60       1,773        1.62
                                            =====                     =====                  =====

Options available for future grant...         438                       970                    970
                                            =====                     =====                  =====

Weighted average fair value of
options granted during the year......                   $1.10                    $   -                   $1.49
                                                        =====                     ====                   =====



         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for options issued to employees under the plans. No compensation cost has been recognized for options issued under the plans when the exercise price of the options granted are at least equal to the fair value of this common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:


                                                                        1998             1997            1996
--------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock, as reported..............     $328,821        $410,362       $1,660,169
Net income applicable to common stock, pro forma................      277,795         361,362        1,633,169

Basic earnings per common share
  As reported...................................................         $.05            $.06             $.31
  Pro forma.....................................................          .04             .06              .30
Diluted earnings per common share
  As reported...................................................         $.05            $.06             $.25
  Pro forma.....................................................          .04             .05              .24


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

                                                     1998             1996
-------------------------------------------- ----------------- ----------------
Dividend yield.............................            -                -
Expected volatility........................           56%              25%
Expected life of option....................        120 months       120 months
Risk free interest rate....................          4.94%            6.66%
Fair value of options on grant date........         $586,000         $45,000

         The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):


                                      Options Outstanding                        Options Exercisable
                      ------------------------------------------------        --------------------------
     Range of                              Wgtd Avg           Wgtd Avg                           Wgtd Avg
     Exercise           Number            Remaining           Exercise          Number           Exercise
      Prices          Outstanding      Contractual Life         Price         Exercisable          Price
     --------         -----------      ----------------         -----         -----------          -----
    .64 to .75             620               1.9                0.75               620             0.75
   1.50 to 2.50            966               6.5                1.78               427             2.05
   2.75 to 3.13            481               1.7                3.04               463             3.04
                           ---                                                     ---
                         2,067                                  1.76             1,510             1.82
                         =====                                                   =====



14.      ADDITIONAL CASH FLOW INFORMATION


                                                                    1998           1997           1996
------------------------------------------------------------------------------------------------------------

Additional Cash Flow Information:

Interest paid, including capitalized interest and prepaid
  interest to extinguish contingent interest.................      $1,844,305       $816,308     $1,839,443
Income taxes paid............................................          79,158         29,538         38,656


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the executive officers and directors of the Company are as follows:

       Name             Age            Position
       ----             ---            --------

Harry W. Spell           75       Chairman of the Board
William H. Spell         42       Chief Executive Officer and Director
Bruce A. Richard         69       Vice Chairman of the Board
G. Peter Konen           49       President and Director
Patrick M. Mertens       35       Chief Financial Officer and Treasurer
David P. Schnase         38       Senior Vice President - Sales and Marketing
George R. Long           69       Director
Richard W. Perkins       68       Director
Larry D. Schnase         67       Director

         Harry W. Spell has been chairman of the board since January 1992. He also served as chief executive officer of the Company from January 1992 to January 1997. In addition, Mr. Spell is the chief financial manager and chairman of the board of Spell Capital Partners, LLC, a private investment equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988, where he served as senior vice president, finance and chief financial officer. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

         William H. Spell has been a director of the Company since January 1992 and chief executive officer since January 1997, and served as the Company's president from January 1992 to January 1997. In addition, Mr. Spell is the president of Spell Capital Partners, LLC, a private investment equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard & Co., a regional investment banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

         Bruce A. Richard has been a director of the Company since March of 1992 and vice chairman since February 1996. He also served as secretary of the Company from mid-1993 to August 1998, as chief financial officer from mid-1993 to February 1996 and treasurer from mid-1993 to March 1998. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private investment equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as president and chief operating officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and is actively involved in other philanthropic organizations.

         G. Peter Konen has been a director of the Company since December 1993 and president of the Company since January 1997. In addition, he served as President of the Company's former subsidiary, Eagle Plastics, Inc. ("Eagle Plastics") from February 1996 until December 1997, when it was merged into the Company. He was executive vice president and chief operating officer of Eagle Plastics from 1984 to February 1996. Prior to 1984, he was plant manager with Western Plastics, a PVC pipe and PE pipe and tubing manufacturer. Mr. Konen has more than 30 years of experience in the manufacturing and sales of plastic pipe.

         Patrick M. Mertens who joined the Company in May 1995 as controller, was promoted to chief financial officer in February 1996 and treasurer in March 1998. From 1986 to May 1991, he was a senior auditor, specializing in manufacturing clients, for Baird, Kurtz & Dobson, CPA's. During his tenure at Baird, Kurtz & Dobson, Mr. Mertens was in charge of the annual audit for Eagle Plastics, Inc. for three years. From 1991 to May of 1995 he was assistant controller of ISCO, Inc., a public company that manufactures scientific and environmental instruments. Mr. Mertens has a B.S. degree from Peru, Nebraska State College and an M.B.A. degree from the University of Nebraska.

         David P. Schnase was elected senior vice president - sales and marketing of the Company in January 1998. He joined the Company's former subsidiary, Eagle Plastics, Inc., in April 1985 and served as senior vice president - sales and marketing of Eagle Plastics, Inc. and of the Company's other subsidiaries from February 1996 until December 1997, when such subsidiaries were merged into the Company.

         George R. Long has been a director of the Company since 1986. He has served as Chairman of the Board of Directors of the Mayfield Corporation, a financial advisory firm, since 1973. For over five years, he has been a private investor. Mr. Long also is a director of the IAI Series of Mutual Funds, Minneapolis, Minnesota.

         Richard W. Perkins has been a director of the Company since January 1992. Mr. Perkins has been President of Perkins Capital Management, Inc., a registered investment adviser, since 1984 and has had over 40 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Inc. where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. Mr. Perkins is also affiliated with Spell Capital Partners, LLC, which is a private investment equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Perkins is a director of various public companies, including: Bio-Vascular, Inc., Lifecore Biomedical, Inc., Children's Broadcasting Corporation, CNS, Inc., Quantech Ltd., Nortech Systems, Inc., Vital Images, Inc. and Harmony Holdings, Inc.

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

         Harry W. Spell is William H. Spell's father, and Larry D. Schnase is David P. Schnase's father.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         COMPENSATION COMMITTEE'S RESPONSIBILITY. The Compensation Committee of the Board of Directors is currently composed of directors Richard A. Perkins, who is the Chairman of the Committee, Bruce A. Richard and Harry W. Spell. Harry

W. Spell was Chairman of the Board of the Company during 1998. Bruce Richard was Vice Chairman of the Board during 1998. The Committee is responsible for developing and making recommendations to the Board with respect to compensation of the executive officers of the Company and its three subsidiaries.

         COMPENSATION PHILOSOPHY. The Company is concerned with finding and retaining top quality people. The Committee looks at industry averages and surveys, and considers location as well in setting salaries.

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

         BASE SALARY. Base salaries for executive officers are reviewed by the Committee on an annual basis. Each year the Committee assesses the executive employee's level of responsibility, experience, and external market practices. For the year ended 1998, salaries increased slightly, and larger bonuses were awarded pursuant to the Company's Bonus Plan. Each year the Committee reviews the Company's performance and recommends to the full Board the salaries for the coming year.

         ANNUAL INCENTIVES. In 1996, the Company adopted an EBITDA (earnings before interest, taxes, depreciation and amortization) Bonus Plan (the "Bonus Plan"). Generally, executives receive a percentage, up to 100%, of potential bonuses based upon the Company's performance relative to EBITDA goals as well as subjective goals. Under the Bonus Plan, the Board of Directors establishes the Company's EBITDA goals and identifies other factors that will be considered in awarding bonuses. The Compensation Committee presents recommendations to the Board for executives' potential bonuses for the Board's approval.

         LONG TERM INCENTIVES. The Company may grant some executive level employees long-term awards, including stock options pursuant to the Company's 1997 Stock Option Plan. Prior to 1997 the Company had a 1991 Stock Plan; however beginning in 1997, awards under the 1991 Stock Plan will no longer be made. The Company adopted a Leverage Equity Purchase Plan (the "LEPP") in 1996 under which the Company loans 90% of the cost of purchasing shares of the Company's common stock to selected employees. The purpose of the LEPP is to more closely align the goals and motivation of management with those of other shareholders and to provide key personnel with a long-term capital accumulation opportunity. No grants were made under the LEPP during fiscal 1998.

         OTHER COMPENSATION PLANS. The Company has adopted certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and generally subject to the same limitation on the amounts that may be contributed or the benefits payable under those plans. The Company maintain(s) plan(s) qualified under I.R.C. Section 401(k), and the Company made aggregate contributions to such plan(s) of $200,000 for the year ended 1998, and a contribution of $150,000 for the year ended 1997.

         CHIEF EXECUTIVE OFFICER COMPENSATION. William H. Spell served as the Company's Chief Executive Officer in 1998. Mr. William Spell received compensation of $173,200 in 1998. The Compensation Committee has established a base salary of $115,000 for Mr. William Spell for 1999 and he is eligible for a cash bonus of up to $51,000.

                            Richard W. Perkins
                            Harry W. Spell
                            Bruce A. Richard
                                       Members of the Compensation Committee

         Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company and its former subsidiary, Eagle Plastics, as well as certain other compensation paid or accrued, during the last three fiscal years to the Chief Executive Officer of the Company and the executive officers of the Company who received more than $100,000 during fiscal 1998:


                                                                                     Long Term
                                              Annual Compensation                  Compensation
                                 ----------------------------------------------    ------------
        Name and          Fiscal                                 Other Annual   Securities Underlying    All Other
   Principal Position     Year        Salary          Bonus      Compensation    Options and SARs     Compensation(1)
   ------------------     ----        ------          -----      ------------    ----------------     ------------
William H. Spell           1998      $115,000(2)    $51,000        $7,200(2)         120,000                $5,072
   Chief Executive         1997      $108,000       $12,750        $7,200            100,000                $3,236
   Officer                 1996      $ 89,188       $55,000        $7,200                ---                $5,364

G. Peter Konen,            1998      $182,000(3)    $81,000        $7,200(3)          75,000                $5,072
   President               1997      $175,000       $20,250        $7,200             80,000                $3,469
                           1996      $145,000       $75,000        $6,000                ---                $5,364

David P. Schnase,          1998      $130,000(4)    $35,000        $6,000(4)             ---                $5,072
   Sr. Vice President      1997      $125,000       $ 8,750        $6,000             44,500                $3,469
                           1996      $ 87,500       $12,500        $  ---                ---                $5,364

Patrick M. Mertens,        1998      $ 94,000(5)    $21,000        $  ---             56,000                $3,673
   Chief Financial         1997      $ 90,000       $ 5,250        $  ---                ---                $2,774
     Officer               1996      $ 68,000       $24,000        $  ---                ---                $2,251
_________________


(1)      Amounts reflect Company contributions to the 401(k) Plan.
(2) William H. Spell, Chief Executive Officer of the Company, entered into a restated employment contract with Eagle for a three year term beginning January 1, 1997. Under such contract, Mr. Spell will receive an annual base salary (currently $115,000) and a $600 per month car allowance. Along with this base salary, he can receive a bonus up to $51,000 per year if Eagle meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Spell's base salary in the event of his termination other than for cause.
(3) G. Peter Konen, President, entered into a restated employment contract for a three year term beginning January 1, 1997. Under such contract, Mr. Konen will receive an annual base salary (currently $182,000) and a $600 per month car allowance. Along with his base salary, Mr. Konen can receive an annual bonus up to $81,000 if Eagle meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two year noncompetition clause and provides for a severance payment equal to Mr. Konen's base salary in the event of his termination other than for cause.
(4) David P. Schnase, Senior Vice President Sales, entered into an employment contract for a three year term beginning January 1, 1997. Under such contract, Mr. Schnase will receive an annual base salary (currently $135,000). Along with his base salary, Mr. Schnase can receive an annual bonus up to $35,000 if Eagle meets certain operating profit levels. Such employment agreement has a confidentiality provision, a two-year noncompetition clause and provides for a severance payment equal to his then annual base salary in the event of his termination other than for cause. The final 1996 salary figure shown for Mr. Schnase includes commissions of $50,297. Amounts shown in Other Annual Compensation reflect monthly car allowance.
(5) Patrick M. Mertens, Chief Financial Officer, entered into an employment contract for a three year term beginning January 1, 1997. Under such contract, Mr. Mertens will receive an annual base salary (currently $94,000). Along with his base salary, Mr. Mertens can receive an annual bonus up to $21,000 if Eagle meets certain operating profit levels. Such employment agreement has a confidentiality provision, a one-year noncompetition clause and provides for a severance payment equal to his then annual base salary in the event of his termination other than for cause.

Option/SAR Grants During 1998 Fiscal Year



                                                                                         Potential Realizable Value
                                                                                          at Assumed Annual Rates
                                                                                        of Stock Price Appreciation
                                             Individual Grants                                for Option Term
                      ----------------------------------------------------------------  ---------------------------
                                         Percent of
                         Number of         Total
                        Securities      Options/SARs
                        Underlying       Granted to      Exercise or
                       Options/SARs     Employees in      Base Price      Expiration
Name                    Granted (#)      Fiscal Year       ($/Sh)           Date           5% ($)         10% ($)
----                   -------------    ------------    ------------     ----------        ------         -------
William H. Spell..      $120,000(1)          43.0%          $1.50          08/31/08      $113,201         $286,874

G. Peter Konen....        75,000(1)          26.9%          $1.50          08/31/08      $ 70,751         $179,296

David P. Schnase..             0              0              --               --              ---              ---

Patrick M. Mertens         5,000(2)           1.8%          $2.375         01/06/08      $  7,468         $ 18,926
__________                51,000(1)          18.3%          $1.50          08/31/08      $ 48,110         $121,921



(1) Option was granted on September 1, 1998 and vests at a rate of 34% on March 2, 1999 and 33% on September 1, 2000 and September 1, 2001.

(2) Option was granted on January 7, 1998 and vests at a rate of 25% on July 8, 1998 and on each January 7 thereafter.

Option/SAR Exercises in 1998 Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information as to individual exercises of options, number of options and value of options at December 31, 1998 with respect to the named executive officers:


                                                                                 Number of
                                                                                Unexercised            Value of
                                                                                 Securities           Unexercised
                                                                                 Underlying          In-the-Money
                                                                              Options/SARs at       Options/SARs at
                                                                                FY-End(#)(2)         FY-End($)(1)
                                         Shares Acquired                        Exercisable/         Exercisable/
                 Name                      on Exercise      Value Realized     Unexercisable         Unexercisable
                 ----                    ---------------    --------------     -------------         -------------
William H. Spell...................          140,000          $ 211,851      210,000/120,000       $125,000/60,000
G. Peter Konen.....................           45,000          $  28,125       165,000/75,000       $100,000/37,500
David P. Schnase...................           45,000          $  28,125             74,500/0       $      51,125/0
Patrick M. Mertens.................                0                N/A        16,250/59,750       $      0/25,500



(1) Based on the difference between the closing price of Eagle's Common Stock as reported by Nasdaq at fiscal year end and the option exercise price.

Directors' Compensation

         In 1998, Harry W. Spell, Chairman of the Board, and Bruce A. Richard, Vice Chairman of the Board, were each compensated for their services in such capacities at the annual rate of $30,000. George R. Long and Richard W. Perkins received fees of $12,000 and $21,000, respectively, for their roles as non-employee directors. In addition, during 1998 nonemployee directors received ten-year options under Eagle's 1997 Stock Option Plan as follows: On March 27, 1998 Bruce Richard received an option to purchase 10,000 shares at $2.13 per share, vesting at the rate of 25% per year commencing September 27, 1998; and on September 1, 1998 Messrs. George Long, Larry Schnase and Richard Perkins each received an option to purchase 21,000 shares and Messrs. Harry Spell and Bruce Richard each received an option to purchase 84,000 shares at $1.50 per share, vesting at the rate of 34% on March 2, 1999, 33% on September 1, 2000 and 33% on September 1, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as of December 31, 1998, concerning the beneficial ownership of the Company's voting securities by persons who are known to own five percent or more of a class of voting stock of the Company, by each executive officer named in the Summary Compensation Table, by each director, and by all directors and executive officers (including the named individuals) of the Company as a group. Unless otherwise noted, the person listed as the beneficial owner of the shares has sole voting and investment power over the shares.

                                           Common Stock                   Series A Preferred Stock
                              ----------------------------------------    ------------------------       Percent of
                                                                                                        Common Stock
                                                                                                        and Series A
                                      Shares                               Shares                        Preferred
      Name and Address             Beneficially         Percent of      Beneficially     Percent of        Stock
    of Beneficial Owner               Owned              Class (1)         Owned         Class (1)        Combined
    -------------------            -----------         -------------    -----------    -------------    ------------
George Kosmides..........          ---                     --                12,500         66.7%              *
   7103 Amundson Avenue
   Edina, MN 55439
Kathryn A. Schuster......          ---                     --                 6,250         33.3%              *
   1748 James Road
   Mendota Heights, MN 55118
William Blair Mezzanine..          435,000                  6.4%              --               --               6.4%
   Capital Fund, L.P.
   222 West Adams Street
   Chicago, IL 60606
Okabena Partnership K....          410,000                  6.2%              --               --               6.4%
   5140 Norwest Center
   Minneapolis, MN 55402
William H. Spell.........          527,963(2)(3)(4)         7.4%              --               --               7.4%
   2430 Metropolitan Centre
   Minneapolis, MN 55402
Harry W. Spell...........          357,332(3)(4)(5)         5.3%              --               --               5.3%
   2430 Metropolitan Centre
   Minneapolis, MN 55402
Perkins Capital Management,        335,099                  5.1%              --               --               5.0%
Inc......................
   730 East Lake Street
   Wayzata, MN 55391
Richard W. Perkins.......          151,942(4)(6)            2.3%              --               --               2.3%
   730 East Lake Street
   Wayzata, MN 55391
George R. Long...........          236,807(7)               3.4%              --               --               3.4%
   29 Las Brisas Way
   Naples, FL 33963
Larry D. Schnase.........          590,153(8)               8.4%              --               --               8.4%
   146 North Maple
   Hastings, NE 68901
G. Peter Konen...........          243,309(9)               4.1%              --               --               4.1%
   146 North Maple
   Hastings, NE 68901
Bruce A. Richard.........          149,097(4)(10)           2.1%              --               --               2.1%
   2458 Farrington Circle
   Roseville, MN 55113
David P. Schnase.........          102,262(11)              1.9%              --               --               1.9%
   146 North Maple
   Hastings, NE 68901
Patrick M. Mertens.......           30,550(12)               *                --               --               *
   146 North Maple
   Hastings, NE 68901
All Directors and Officers       2,358,915(13)             31.2%              --               --              31.2%
as a Group (9 persons)
----------

*        Less than 1%
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of December 31, 1998 or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(2) Includes 210,000 shares which may be purchased upon exercise of currently exercisable options and 21,429 shares held by Mr. Spell's wife.
(3) Includes 30,500 shares held by the Spell Family Foundation. Messrs. Harry Spell and William Spell share voting and dispositive power over such shares.
(4) Messrs. William Spell, Harry Spell, Richard Perkins and Bruce Richard have individually acquired securities of the Company from the Company and in open market transactions and each of them individually anticipates that he will acquire additional securities of the Company in the future. Such persons have entered into an agreement which requires that a majority of them approve any sale of securities of the Company by any of them. This agreement is designed to keep all of such persons interested and focused on the long-term success of the Company and recognizes that each of such persons contributes specific expertise to the Company through their positions as directors and/or officers. The agreement does not require that such persons vote their shares in any specific manner or act in concert in connection with any purchase or sale of securities of the Company.
(5) Includes 45,000 shares which may be purchased upon exercise of currently exercisable options.
(6) Includes 25,000 shares which may be purchased upon exercise of currently exercisable options and 11,429 shares held by a Profit Sharing Trust for Mr. Perkins' benefit. Does not include 335,099 shares held by Perkins Capital Management, Inc. as to which Mr. Perkins has no voting or investment power.
(7) Includes 30,000 shares which may be purchased upon exercise of currently exercisable options.
(8) Includes 565,000 shares which may be purchased upon exercise of currently exercisable options.
(9) Includes 165,000 shares which may be purchased upon exercise of currently exercisable options.
(10) Includes 27,500 shares which may be purchased upon exercise of currently exercisable options.
(11) Includes 74,500 shares which may be purchased upon exercise of currently exercisable options.
(12) Includes 16,250 shares which may be purchased upon exercise of currently exercisable options.
(13) Includes 1,158,250 shares which may be purchased upon exercise of currently exercisable options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Office Sharing. The Company has an office sharing arrangement with Spell Capital Partners, LLC pursuant to which the Company pays $10,500 per month for space and administrative support. William H. Spell and Harry W. Spell are both members of Spell Capital Partners, LLC.

         Employment and Consulting Agreements. The Company has entered into Employment Agreements with William H. Spell, G. Peter Konen, David P. Schnase and Patrick M. Mertens, all as more specifically described herein in the notes to the Summary Compensation Table.

         Effective January 1, 1997, Larry Schnase former Chief Executive Officer of Eagle Plastics, entered into a two year Consulting Agreement and Release with the Company. Under such agreement, Mr. Schnase resigned as an officer and employee of Eagle and its subsidiaries. Mr. Schnase received monthly compensation of $8,333 per month during 1998, and was assigned the Company's interest in two insurance policies of his life. Along with this compensation, Mr. Schnase was entitled to receive an annual bonus of up to $30,000, if Eagle met certain operating profit levels. Such consulting agreement has a confidentiality provision and a five-year noncompetition clause. The Consulting Agreement has terminated.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  See Part II, Item 8 hereof.

         2.       Financial Statement Schedule

                           Title                                       Schedule

                  Valuation and Qualifying Account.........................II

         All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto.

         3.       Exhibits

Exhibit
Number          Description

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

10.3 Form of Agreement by and among the Registrant, Pacific Plastics, Inc., Pacific Acquisition Corp., Loyal Sorensen and Jarred Thompson. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.4 Form of Acknowledgment of Closing by and among the Registrant, Pacific Plastics, Inc., Loyal Sorensen and Jarred Thompson (Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated July 10, 1995
         - File No. 0-18050)

10.5 Promissory Note and Stock Pledge Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc., former shareholders, Registrant and Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.6 Registration Rights Agreement dated July 10, 1995 between the Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.15 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.7 Plan of Recapitalization dated March 16, 1995 among Registrant, William Blair Mezzanine Capital Fund, L.P. ("Blair") and Eagle Plastics, Inc. ("Eagle") (Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

10.8 Amended and Restated Loan and Security Agreement dated December 31, 1997 between Registrant and Fleet Capital Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the years ended December 31, 1997-File No. 0-18050)

10.9 Amended and Restated Secured Promissory Note dated December 31, 1997 of the Registrant payable to Fleet Capital Corporation (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the years ended December 31, 1997-File No. 0-18050)

10.10 Amendment Agreement regarding registration rights dated May 10, 1996 between Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

10.11 Preferred Stock Purchase Agreement by and between Registrant and Massachusetts Mutual Life Insurance Company (LTP), Massachusetts Mutual Life Insurance Company (IFM), MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited dated May 1, 1997 (Incorporated by reference to
         Exhibit 10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

10.12 Rights Agreement by and between Registrant, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, MassMutual Corporate Value Partners Limited and Spell Group dated May 1, 1997 (Incorporated by reference to Exhibit
         10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

10.13 Employment Agreement between William H. Spell and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.14 Employment Agreement between G. Peter Konen and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.15 Consulting Agreement and Release between Larry D. Schnase and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit
         10.24 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.16 Employment Agreement between Patrick Mertens and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.17 Employment Agreement between David Schnase and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)*

10.18    EBITDA Bonus Plan of Registrant (Incorporated by reference to Exhibit
         10.25 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.19 Leveraged Equity Purchase Plan of Registrant (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.20 First Amendment Agreement dated July 6, 1998 between Registrant and Fleet Capital (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 - File No. 0-18050)

23       Consent of Independent Auditors'

24 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-K

27       Financial Data Schedule

* compensatory plan or arrangement

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated December 11, 1998 in connection with its proposed acquisition of the PVC Pipe Asset of the Lamson & Sessions Co. and proposed merger with a subsidiary of Eagle Pacific Holdings, Inc.

(c)      Exhibits

         See Item 14(a)3 above.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EAGLE PACIFIC INDUSTRIES, INC.


Dated:  March 30, 1999                By: /s/ Harry W. Spell
                                         Harry W. Spell, Chairman of the Board

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

    Signature                     Title                                Date

 /s/ Harry W. Spell      Chairman of the Board                   March 30, 1999
 Harry W. Spell          (Principal Executive Officer)

 /s/ Patrick M. Mertens  Chief Financial Officer                 March 30, 1999
 Patrick M. Mertens      (Principal Financial and Accounting
                         Officer)

 /s/ G. Peter Konen      Director                                March 30, 1999
 G. Peter Konen

 ____________________    Director                                March __, 1999
 George R. Long

 ____________________    Director                                March __, 1999
 Richard W. Perkins

 /s/ Bruce A. Richard    Director                                March 30, 1999
 Bruce A. Richard

 ____________________    Director                                March __, 1999
 Larry D. Schnase

 /s/ William H. Spell    Director                                March 30, 1999
 William H. Spell

         Exhibit Index

Exhibit
Number          Description

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

10.3 Form of Agreement by and among the Registrant, Pacific Plastics, Inc., Pacific Acquisition Corp., Loyal Sorensen and Jarred Thompson. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.4 Form of Acknowledgment of Closing by and among the Registrant, Pacific Plastics, Inc., Loyal Sorensen and Jarred Thompson (Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated July 10, 1995
         - File No. 0-18050)

10.5 Promissory Note and Stock Pledge Agreement dated July 10, 1995 between Arrow Pacific Plastics, Inc., former shareholders, Registrant and Pacific Plastics, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.6 Registration Rights Agreement dated July 10, 1995 between the Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.15 to Registrant's Form 8-K dated July 10, 1995 - File No. 0-18050)

10.7 Plan of Recapitalization dated March 16, 1995 among Registrant, William Blair Mezzanine Capital Fund, L.P. ("Blair") and Eagle Plastics, Inc. ("Eagle") (Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1994 - File No. 0-18050)

10.8 Amended and Restated Loan and Security Agreement dated December 31, 1997 between Registrant and Fleet Capital Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the years ended December 31, 1997-File No. 0-18050)

10.9 Amended and Restated Secured Promissory Note dated December 31, 1997 of the Registrant payable to Fleet Capital Corporation (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the years ended December 31, 1997-File No. 0-18050)

10.10 Amendment Agreement regarding registration rights dated May 10, 1996 between Registrant and Loyal Sorensen, Zelda Sorensen, Jarred Thompson and Sharon Thompson (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)

10.11 Preferred Stock Purchase Agreement by and between Registrant and Massachusetts Mutual Life Insurance Company (LTP), Massachusetts Mutual Life Insurance Company (IFM), MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited dated May 1, 1997 (Incorporated by reference to
         Exhibit 10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

10.12 Rights Agreement by and between Registrant, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, MassMutual Corporate Value Partners Limited and Spell Group dated May 1, 1997 (Incorporated by reference to Exhibit
         10.1 to Registrant's Form 8-K dated May 19,1997 - File No. 0-18050)

10.13 Employment Agreement between William H. Spell and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.14 Employment Agreement between G. Peter Konen and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.15 Consulting Agreement and Release between Larry D. Schnase and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit
         10.24 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.16 Employment Agreement between Patrick Mertens and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.17 Employment Agreement between David Schnase and Registrant dated January 1, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050)*

10.18    EBITDA Bonus Plan of Registrant (Incorporated by reference to Exhibit
         10.25 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.19 Leveraged Equity Purchase Plan of Registrant (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050) *

10.20 First Amendment Agreement dated July 6, 1998 between Registrant and Fleet Capital (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 - File No. 0-18050)

23       Consent of Independent Auditors'

24 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-K

27       Financial Data Schedule

* compensatory plan or arrangement



SCHEDULE II

                                                   Valuation and Qualifying Accounts

                                                      Balance at                                      Balance at
                                                       Beginning      Additions-     Deductions-          End
                    Description                         of Year       Provisions      Write-offs        of Year
                    -----------                         -------       ----------      ----------        -------
Allowance for doubtful accounts and sales discounts

   Fiscal year ended December 31, 1998                     $203,500     14,528             19,028          $199,000
   Fiscal year ended December 31, 1997                     $195,100     43,688             35,288          $203,500
   Fiscal year ended December 31, 1996                     $157,900     67,846             30,647          $195,100


Valuation allowance for deferred taxes
   Fiscal year ended December 31, 1998                  $10,657,800       -             1,848,800        $8,809,000
   Fiscal year ended December 31, 1997                  $13,637,400       -             2,979,600       $10,657,800
   Fiscal year ended December 31, 1996                  $15,359,000       -             1,721,600       $13,637,400

