Form 10-Q
period 1999-03-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1999-05-14
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999

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

                             Yes X        No ____

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of April 30, 1999 was 7,015,222.

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX

                                                                     Page No.


                          PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:

         Condensed Statements of Operations - Three
           Months Ended March 31, 1999 and 1998 (Unaudited)...........    3

         Condensed Balance Sheets - March 31, 1999
           and December 31, 1998 (Unaudited)...........................   4

         Condensed Statements of Cash Flows - Three
           Months Ended March 31, 1999 and 1998 (Unaudited)............   5

         Notes to Condensed Financial Statements (Unaudited)...........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  10

Item 2.  Changes in Securities.........................................  10

Item 3.  Defaults Upon Senior Securities...............................  10

Item 4.  Submission of Matters to a Vote of Security Holders...........  10

Item 5.  Other Information.............................................  10

Item 6.  Exhibits and Reports on Form 8-K..............................  10

Signatures.............................................................  11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                1999                   1998
NET SALES                                                   $ 19,585,939           $ 18,510,064

COST OF GOODS SOLD                                            14,145,353             15,128,680
                                                            ------------           ------------
  Gross profit                                                 5,440,586              3,381,384

OPERATING EXPENSES:
  Selling expenses                                             2,542,358              2,114,548
  General and administrative expenses                            669,443                677,186
                                                            ------------           ------------
                                                               3,211,801              2,791,734
                                                            ------------           ------------
OPERATING INCOME                                               2,228,785                589,650

NON-OPERATING EXPENSES
  Interest expense                                              (542,050)              (632,366)
  Terminated acquisition costs                                (1,325,000)                     -
                                                            ------------           ------------
                                                              (1,867,050)              (632,366)
                                                            ------------           ------------
INCOME (LOSS)  BEFORE INCOME TAXES                               361,735                (42,716)

INCOME TAX EXPENSE                                                32,000                  7,000
                                                            ------------           ------------
NET INCOME (LOSS)                                                329,735                (49,716)

PREFERRED STOCK DIVIDENDS                                        200,656                200,656
                                                            ------------           ------------
NET INCOME (LOSS) APPLICABLE TO COMMON  STOCK
                                                            $    129,079           $   (250,372)
                                                            ============           ============
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                                     $        .02           $       (.04)
                                                            ============           ============
  Diluted                                                   $        .02           $       (.04)
                                                            ============           ============
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                                        6,719,635              6,646,341
  Diluted                                                      7,106,199              6,646,341

See accompanying notes to condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


                               ASSETS                                          MARCH 31, 1999            DECEMBER 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents                                                    $            -             $           -
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $366,000 and $199,000, respectively                          14,073,116                 6,310,049
  Inventories                                                                      13,129,006                12,249,959
  Deferred income taxes                                                               425,000                   425,000
  Other                                                                               954,659                   932,207
                                                                               --------------             -------------
     Total current assets                                                          28,581,781                19,917,215

PROPERTY AND EQUIPMENT, net                                                        22,548,962                21,986,500

OTHER ASSETS:
  Land held for sale                                                                2,581,335                 2,490,965
  Goodwill, less accumulated amortization of $510,000 and
    $482,000, respectively                                                          3,958,037                 3,985,960
  Other                                                                               929,786                 1,238,158
                                                                               --------------             -------------
                                                                                    7,469,158                 7,715,083
                                                                               --------------             -------------
                                                                               $   58,599,901             $  49,618,798
                                                                               ==============             =============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                 $   15,631,388             $   9,632,105
  Accounts payable                                                                 10,356,864                 8,013,067
  Accrued liabilities                                                               2,429,663                 1,738,427
  Current maturities of long-term debt                                              1,682,048                 1,849,628
                                                                               --------------             -------------
         Total current liabilities                                                 30,099,963                21,233,227

LONG-TERM DEBT, less current maturities                                            10,282,359                10,582,585

REDEEMABLE PREFERRED STOCK, 8% cumulative
  dividend; convertible; $1,000 liquidation preference; $.01 par
  value; authorized, issued and outstanding 10,000 shares                          10,000,000                10,000,000

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend;
    convertible; $2 liquidation preference; no par value;
    authorized 2,000,000 shares; issued and outstanding 18,750                         37,500                    37,500
    shares
  Undesignated stock, par value $.01 per share; authorized
    14,490,000 shares, none issued and outstanding                                          -                         -
  Common stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding 7,015,222 and
    6,635,035 shares, respectively                                                     70,152                    66,350
  Class B Common stock, par value $.01 per share; authorized
    3,500,000 shares; none issued and outstanding                                           -                         -
  Additional paid-in capital                                                       36,762,642                36,480,930
  Notes receivable from officers and employees on Common
    Stock purchases                                                                  (434,206)                 (434,206)
  Accumulated deficit                                                             (28,218,509)              (28,347,588)
                                                                               --------------             -------------
          Total stockholders' equity                                                8,217,579                 7,802,986
                                                                               --------------             -------------
                                                                               $   58,599,901             $  49,618,798
                                                                               ==============             =============
See accompanying notes to condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                 1999                    1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $          329,735        $       (49,716)
   Adjustments to reconcile net income to net cash
     used by operating activities:
     Loss on disposal of property and equipment                                        1,690                       -
     Depreciation and amortization                                                   662,400                 502,199
     Loan discount amortization                                                       57,824                 152,141
     Prepaid interest amortization                                                         -                 147,705
     Change in operating assets and liabilities                                   (5,749,590)             (5,142,388)
                                                                          ------------------        ----------------
        Net cash used in operating activities                                     (4,697,941)             (4,390,059)
                                                                          ------------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (1,096,171)             (2,676,195)
   Purchases of and improvements to land held for sale                               (90,370)                      -
   Deferred acquisition costs                                                        237,297                       -
   Proceeds from property and equipment disposals                                     30,850                       -
                                                                          ------------------        ----------------
          Net cash used in investing activities                                     (918,394)             (2,676,195)
                                                                          ------------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                  18,747,925              21,113,142
   Payments under note payable                                                   (12,748,642)            (13,699,654)
   Proceeds from long-term debt                                                            -                       -
   Repayment of long-term debt                                                      (467,806)               (352,515)
   Issuance of common stock                                                          285,514                 205,937
   Payment of debt issuance costs                                                          -                       -
   Payment of preferred stock dividend                                              (200,656)               (200,656)
                                                                          ------------------        ----------------
         Net cash provided by financing activities                                 5,616,335               7,066,254
                                                                          ------------------        ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    -                       -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           -                       -
                                                                          ------------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $                -        $              -
                                                                          ==================        ================

See accompanying notes to condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.        PRESENTATION

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. ("the Company") at March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1998.

2.        INVENTORY

                                           March 31,             December 31,
                                              1999                    1998
                                           --------              ------------
Raw materials                            $ 4,960,906             $ 4,519,991
Finished goods                             8,168,100               7,729,968
                                         -----------             -----------
                                         $13,129,006             $12,249,959
                                         -----------             -----------

3.       EARNINGS (LOSS) PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings
(loss) per common share ("EPS"):

                                                                      Period Ended March 31, 1999
                                                                      ---------------------------
                                                                                                          Per Share
                                                                 Income                Shares               Amount
                                                                 ------                ------               ------
Net income                                                    $  329,735
Preferred stock dividends                                       (200,656)
                                                              ----------

Basic EPS
Income available to common stockholders                          129,079             6,719,635               $  .02
                                                                                                             ======

Effect of dilutive securities
Warrants and options                                                                   386,564
                                                                                     ---------
Diluted EPS
Income available to common stockholders                       $  129,079             7,106,199               $  .02
                                                              ==========             =========               ======


     Options to purchase 425,706 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the Series A 7% convertible preferred stock and the 8% convertible preferred stock was not assumed since the conversion would have an antidilutive effect on the diluted EPS calculation.

     Because of the net loss in 1998, all potentially dilutive securities have an antidilutive effect on the dilutive EPS calculation. Both basic and dilutive EPS were computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding.

4.       TERMINATION OF ASSET PURCHASE AND MERGER

     On April 19, 1999, the Company announced the termination of its agreements to acquire the polyvinyl chloride (PVC) pipe business of The Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In conjunction with the termination of the agreements, the Company recorded a charge for acquisition related costs of $1,325,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of operations. The following table sets forth items from the Company's Statement of Operations as a percentage of net sales:

                                            THREE MONTHS ENDED MARCH 31,
                                            1999                     1998
                                            ----                     ----
Net sales                                  100.0%                    100.0%
Cost of goods sold                          72.2                      81.7
Gross profit                                27.8                      18.3
Operating expenses                          16.4                      15.1
Operating income                            11.4                       3.2
Non-operating expense                        9.5                       3.4
Income (Loss) before income taxes            1.8                      (0.2)
Income tax expense                           0.2                       0.0
Net income (loss)                            1.7%                     (0.2)%

         The Company posted record first quarter net sales in 1999, increasing 6% from the first quarter of 1998. Higher volumes, primarily due to increased demand and production capacities, were responsible for the growth in revenues. Pounds sold rose 19% from 1998 to 1999 but were partially offset by an 11% decrease in selling prices from 1998 to 1999. The lower selling prices were due to lower PVC raw material costs, the primary component of PVC pipe.

         Gross profits increased to 27.8 percent of sales, compared with 18.3 percent of sales for 1998. The significant increase in the gross profit was due to increased production efficiencies, coupled with strong demand from the construction industry. Mild weather and low interest rates fueled the high activity in the construction market.

         Operating expenses, as a percentage of net sales, increased 1.3% during the first quarter of 1999 compared to the first quarter of 1998. The increase in operating expenses was primarily due to higher freight costs from increased sales volume, combined with lower selling prices.

         Non-operating expenses increased during the first quarter of 1999 compared to the first quarter of 1998. The increase in non-operating expenses is due to the $1,325,000 charge incurred as a result of the terminated acquisition costs, partially offset by lower interest expense. The lower interest expense is due to the repayment of the subordinated debt in July of 1998.

         The income tax provisions for 1999 and 1998 were calculated based upon management's estimate of the annual effective rates, reduced by federal net operating loss ("NOL") and state tax credit carryforwards utilized.

         Financial Condition. The Company had negative working capital of $1,518,000 on March 31, 1999. The negative working capital is due to the use of short-term financing during the construction of the new manufacturing facility in Utah. The Company currently has a short-term bridge loan through the revolving credit loan, which is expected to be replaced by permanent long-term financing.

         Cash used in operating activities was $4.7 million in the first quarter of 1999 compared to $4.4 million in 1998. The primary use of cash in 1998 and 1999 was the change in operating assets and liabilities.

         The Company used $918,000 and $2.7 million for investing activities for the three months ended March 31, 1999 and 1998, respectively. The primary use of cash in 1998 and 1999 was capital expenditures.

         Cash provided by financing activities was $5.6 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to lower borrowings under the note payable due to higher profits and lower capital expenditures in 1999 compared to 1998.

         The Company had commitments for capital expenditures of $567,000 at March 31, 1999, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         Outlook. The statements contained in this Outlook section are based on current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

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

         The NOLs are available through the year 2012; however, the majority expire by the year 2000. The amount of available NOLs actually used will be dependent on future profits. The Company does not expect to utilize all of its NOLs before they expire.

         The foregoing statements contained in this outlook section and those specifically relating to the Company's expectation of the plastic pipe and tubing market, and the Company's performance in relation to such growth, the Company's ability to utilize NOLs in the future and its belief that it has the necessary resources for future success are all forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost fluctuations, general economic conditions, competition, availability of working capital and weather conditions.

Year 2000 (Y2K) Compliance. As with other organizations, the Company's computer hardware and software were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond.

         The Company has completed an assessment of its information systems programs and completed changes on the majority of these programs to make them Y2K compliant. The Company believes that approximately 75% of its information systems programs are Y2K compliant and expects the remainder of its information systems programs to be compliant by the end of the second quarter. The Company is currently assessing, with the assistance of its vendors, whether any Y2K problems exist in its office and production equipment. This assessment project along with the remediation of any problems is expected to be completed by the end of the second quarter of 1999. The Company received responses from approximately 60% of its office and equipment vendors, that such equipment is Y2K compliant. In addition, the Company has inquired of all its major customers and suppliers as to their readiness to the Y2K issue to determine the extent to which the Company is indirectly vulnerable to any third-party Y2K issues and all such customers and suppliers have responded that they believe they are or will be Y2K compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

     The total cost associated with the modifications to be Y2K compliant are expected to be approximately $25,000, of which approximately $15,000 have been expensed as of March 31, 1999.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have an adverse effect on the Company's operations. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's operations. The Company believes that the assessment and remediation steps it is taking will significantly reduce its exposure to the Y2K problem. Our most likely worst case Year 2000 scenario is if one or more plants does not have power to operate its equipment. Such a scenario would result in a backlog of production and the Company would be required to utilize existing inventory to fill customer orders.

     At this time, the Company believes it has addressed all Y2K issues that may arise; therefore, no contingency plan has been developed. If problems are detected during the Company's in-house testing or if information is received from an outside source that they would be unable to be Y2K compliant, the Company will then develop an appropriate contingency plan to address Y2K problems that may arise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits.
        --------
   Exhibit
    Number                   Description
   -------                   -----------
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


Dated: May 14, 1999