Form 10-Q
period 1999-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1999-08-20
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30,1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

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

                                    Yes  X        No___

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of August 13, 1999 was 7,015,222.

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX


                                                                     Page No.


                          PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements:

        Condensed Statements of Income - Three and Six
          Months Ended June 30, 1999 and 1998 (Unaudited)............     3

        Condensed Balance Sheets - June 30, 1999
          and December 31, 1998 (Unaudited)..........................     4

        Condensed Statements of Cash Flows - Six
          Months Ended June 30, 1999 and 1998 (Unaudited)............     5

        Notes to Condensed Financial Statements (Unaudited)..........     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk...    12


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................    13

Item 2. Changes in Securities........................................    13

Item 3. Defaults Upon Senior Securities..............................    13

Item 4. Submission of Matters to a Vote of Security Holders..........    13

Item 5. Other Information............................................    13

Item 6. Exhibits and Reports on Form 8-K.............................    13

Signatures...........................................................    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                 THREE MONTHS                     SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           1999              1998          1999                1998
                                                        --------------------------------------------------------------
NET SALES                                               $24,447,751      $20,396,580     $44,033,690       $38,906,644

COST OF GOODS SOLD                                       18,215,295       15,997,649      32,360,648        31,126,329
                                                        -----------      -----------     -----------       -----------
  Gross profit                                            6,232,456        4,398,931      11,673,042         7,780,315

OPERATING EXPENSES:
  Selling expenses                                        2,953,486        2,445,289       5,495,844         4,559,837
  General and administrative expenses                       772,614          698,901       1,442,057         1,376,087
                                                        -----------      -----------     -----------       -----------
                                                          3,726,100        3,144,190       6,937,901         5,935,924
                                                        -----------      -----------     -----------       -----------

OPERATING INCOME                                          2,506,356        1,254,741       4,735,141         1,844,391

NON-OPERATING EXPENSES:
  Interest expense                                          541,171          727,376       1,102,811         1,385,292
  Other income                                             (171,317)          (6,129)       (190,907)          (31,679)
  Terminated acquisition costs                                    -                -       1,325,000                 -
                                                        -----------      -----------     -----------       -----------
                                                            369,854          721,247       2,236,904         1,353,613
                                                        -----------      -----------     -----------       -----------
INCOME BEFORE INCOME TAXES                                2,136,502          533,494       2,498,237           490,778

INCOME TAX  (BENEFIT) EXPENSE                            (1,868,000)          43,000      (1,836,000)           50,000
                                                        -----------      -----------     -----------       -----------
NET INCOME                                                4,004,502          490,494       4,334,237           440,778

PREFERRED STOCK DIVIDENDS                                   200,657          200,657         401,313           401,313
                                                        -----------      -----------     -----------       -----------
NET INCOME APPLICABLE TO
COMMON STOCK                                            $ 3,803,845        $ 289,837     $ 3,932,924       $    39,465
                                                        ===========      ===========     ===========       ===========
NET INCOME PER COMMON SHARE:
  Basic                                                 $       .54        $     .04     $       .57       $       .01
                                                        ===========      ===========     ===========       ===========
  Diluted                                               $       .42        $     .04     $       .45       $       .01
                                                        ===========      ===========     ===========       ===========
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                   7,015,222        6,803,590       6,868,245         6,725,373
                                                        ===========      ===========     ===========       ===========
  Diluted                                                 9,628,605        7,203,380       9,553,159         7,134,044
                                                        ===========      ===========     ===========       ===========


See accompanying notes to unaudited condensed financial statements.


EAGLE PACIFIC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                               ASSETS                                           JUNE 30, 1999            DEC. 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents                                                    $           -          $            -
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $366,000 and $199,000, respectively                         12,515,969               6,310,049
  Inventories                                                                     10,775,802              12,249,959
  Deferred income taxes                                                              700,000                 425,000
  Other                                                                              901,438                 932,207
                                                                               -------------          --------------
          Total current assets                                                    24,893,209              19,917,215

PROPERTY AND EQUIPMENT, net                                                       22,816,084              21,986,500

OTHER ASSETS:
  Land held for sale                                                               2,260,756               2,490,965
  Goodwill, less accumulated amortization of $538,000 and
    $482,000, respectively                                                         3,930,114               3,985,960
  Deferred income taxes                                                            2,550,000                 825,000
  Other                                                                               52,986                 413,158
                                                                               -------------          --------------
                                                                                   8,793,856               7,715,083
                                                                               -------------          --------------
                                                                               $  56,503,149          $   49,618,798
                                                                               =============          ==============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                 $  10,773,819          $    9,632,105
  Accounts payable                                                                10,251,913               8,013,067
  Accrued liabilities                                                              1,858,006               1,738,427
  Current maturities of long-term debt                                             1,616,063               1,849,628
                                                                               -------------          --------------
         Total current liabilities                                                24,499,801              21,233,227

LONG-TERM DEBT, less current maturities                                            9,981,916              10,582,585

REDEEMABLE PREFERRED STOCK, 8% cumulative dividend;                               10,000,000              10,000,000
    convertible; $1,000 per share liquidation preference; $.01 par value;
    authorized, issued and outstanding 10,000 shares,

STOCKHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible;
   $2 per share liquidation preference; no par value; authorized 2,000,000
   shares; issued and outstanding 18,750 shares                                       37,500                  37,500
  Undesignated stock, par value $.01 per share; authorized
   14,490,000 shares, none issued and outstanding                                          -                       -
  Common stock, par value $.01 per share; authorized
   30,000,000 shares; issued and outstanding 7,015,222 and
   6,635,035 shares, respectively                                                     70,152                  66,350
  Class B Common stock, par value $.01 per share; authorized
   3,500,000 shares; none issued and outstanding                                           -                       -
  Additional paid-in capital                                                      36,762,642              36,480,930
  Notes receivable from officers and employees on Common
Stock purchases                                                                     (434,206)               (434,206)
  Accumulated deficit                                                            (24,414,656)            (28,347,588)
                                                                               -------------          --------------
          Total stockholders' equity                                              12,021,432               7,802,986
                                                                               -------------          --------------
                                                                               $  56,503,149          $   49,618,798
                                                                               =============          ==============


See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.


CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                    1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $     4,334,237          $      440,778
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Gain on sale of land held for sale                                             (164,186)                      -
     Depreciation and amortization                                                 1,215,617               1,043,498
     Loan discount amortization                                                       96,373                 304,282
     Prepaid interest amortization                                                         -                 295,410
     Deferred income taxes                                                        (2,000,000)                      -
     Change in operating assets and liabilities                                   (2,460,960)             (1,776,836)
                                                                             ---------------          --------------
         Net cash provided by operating activities                                 1,021,081                 307,132
                                                                             ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (1,897,641)             (6,045,227)
   Purchases of and improvements to land held for sale                              (143,952)                      -
   Proceeds from sale of property and equipment                                       68,200                       -
   Proceeds from sale of land held for sale                                          523,333                       -
   Other                                                                             237,297                       -
                                                                             ---------------          --------------
          Net cash used in investing activities                                   (1,212,763)             (6,045,227)
                                                                             ---------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                  40,385,100              44,688,831
   Payments under note payable                                                   (39,243,386)            (37,617,248)
   Repayment of long-term debt                                                      (834,234)               (706,395)
   Issuance of common stock                                                          285,515                       -
   Payment and retirement of common stock                                                  -                (175,780)
   Payment of debt issuance costs                                                          -                 (50,000)
   Payment of preferred stock dividend                                              (401,313)               (401,313)
                                                                             ---------------          --------------
          Net cash provided by financing activities                                  191,682               5,738,095
                                                                             ---------------          --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    -                       -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                           -                       -
                                                                             ---------------          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $             -          $            -
                                                                             ===============          ==============



See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1.        PRESENTATION

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Eagle Pacific Industries, Inc. ("the Company") at June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the December 31, 1998 Condensed Balance Sheet to conform to the June 30, 1999 presentation. Such reclassification has no effect on net income or stockholders' equity as previously stated.

2.        INVENTORY
                                    June 30, 1999         December 31,1998
                                    -------------         ----------------
Raw materials                       $  4,867,387           $     4,519,991
Finished goods                         5,908,415                 7,729,968
                                    $ 10,775,802           $    12,249,959

3.        INCOME TAXES

          The Company has net operating loss carryforwards of approximately $28.5 million, $23.0 million of which expire in years 1999 and 2000, and $5.5 million expire in years 2001 through 2013. In addition, there are state tax credit carryforwards that expire in varying amounts through 2004. These carryforwards and credits are available to offset future taxable income and state taxes, respectively.

          The Company establishes deferred tax asset valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes benefits when it is more likely than not that the benefits will be realized.

          At June 30, 1999, the Company had net deferred tax assets of approximately $3.3 million. In the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance placed on the Company's deferred tax assets. The reversal was based on continuing improvements in operating results influenced by the Company's added production capacity, as well as other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in the current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence, is expected to be zero. In addition, the valuation allowance reversal in the quarter ended June 30, 1999 relates to the change in estimate of future years' income. The valuation allowance that remains at June 30, 1999 principally represents approximately $16.0 million of net operating loss carryforwards forecasted to expire in 1999 and 2000. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. The Company anticipates that in fiscal years subsequent to 1999, the overall federal and state effective tax rate applied to earnings as reported for financial reporting purposes will approximate 38%, absent any further adjustment of estimated income in 2000 available to offset net operating loss carryforwards expiring in that year.

         Income before taxes and provisions for income tax (benefit) expense for the three and six months ended June 30, 1999 and 1998 are as follows:


                                                  June 1999                                   June 1998
                                    ---------------------------------------     --------------------------------------
                                      Three Months           Six Months           Three Months          Six Months
                                    ------------------    -----------------     ------------------    ----------------
Pretax income                             $ 2,136,502          $ 2,498,237               $ 533,494            $490,778
                                    ==================    =================     ==================    ================

Current Tax Provision - primarily
state taxes                                   132,000              164,000                  43,000              50,000


Deferred Tax Benefit-change in
   estimate of future years
   taxable income                          (2,000,000)          (2,000,000)                      -                   -
                                    ------------------    -----------------     ------------------    ----------------
Total Tax (Benefit) Provision             $(1,868,000)         $(1,836,000)               $ 43,000             $50,000
                                    ==================    =================     ==================    ================



4.       EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings per common share:


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                  1999                    1998
                                                  ----                    ----
Basic EPS Computation
Income available to common stockholders       $ 3,803,845              $  289,837
                                              ============              =========
Average common shares outstanding               7,015,222               6,803,590
                                              ============              =========
Basic earnings per share                      $       .54              $      .04
                                              ============              =========
Diluted EPS Computation
Income available to common stockholders       $  3,803,845             $  289,837
8% redeemable preferred stock dividends            200,000                      -
7% convertible preferred stock dividends               657                    656
                                              ------------              ---------
Income available to common stockholders          4,004,502                290,493
                                              ============              =========
Average common shares outstanding                7,015,222              6,803,590
Warrants and options                               247,215                381,040
8% redeemable preferred stock                    2,347,418                      -
7% convertible preferred stock                      18,750                 18,750
                                              ------------              ---------
                                                 9,628,605              7,203,380
                                              ============              =========
Diluted earnings per share                    $        .42             $      .04
                                              ============              =========



         Options to purchase 354,275 and 367,933 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% redeemable convertible preferred stock was not assumed for the period ending June 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                  1999                    1998
                                                  ----                    ----
Basic EPS Computation
Income available to common stockholders       $ 3,932,924              $   39,465
                                              ===========              ==========

Average common shares outstanding               6,868,245               6,725,373
                                              ===========              ==========
Basic earnings per share                      $       .57              $      .01
                                              ===========              ==========
Diluted EPS Computation
Income available to common stockholders       $ 3,932,924              $   39,465
8% redeemable preferred stock dividends           400,000                       -
7% convertible preferred stock dividends            1,313                       -
                                              -----------              ----------
Income available to common stockholders         4,334,237                  39,465
                                              ===========              ==========
Average common shares outstanding               6,868,245               6,725,373
Warrants and options                              318,746                 408,671
8% redeemable preferred stock                   2,347,418                       -
7% convertible preferred stock                     18,750                       -
                                              -----------              ----------
                                                9,553,159               7,134,044
                                              ===========              ==========
Diluted earnings per share                    $       .45              $      .01
                                              ===========              ==========

          Options to purchase 388,646 and 285,046 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and 8% redeemable convertible preferred stock was not assumed for the period ending June 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

5.       TERMINATION OF ASSET PURCHASE AND MERGER

         On April 19, 1999, the Company announced the termination of its agreements to acquire the polyvinyl chloride (PVC) pipe business of The Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In conjunction with the termination of the agreements, the Company recorded a charge for acquisition related costs of $1,325,000.

6.       LITIGATION

         On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position and future results of operations.

7.       PENDING ACQUISITION

         On July 29, 1999, the Company signed a letter of intent with Mitsubishi Chemical America, Inc. to acquire all the outstanding capital stock of Pacific Western Extruded Plastics Company (PW Pipe). The Company will pay $80 million for PW pipe, subject to certain balance sheet adjustments. The stock purchase will be accounted for by the purchase method of accounting and is contingent upon obtaining certain regulatory consents, obtaining satisfactory financing, and other conditions. The company will use a combination of senior secured debt and subordinated notes, with warrants to finance the purchase. The Company anticipates that the closing will take place in the third quarter of 1999. PW pipe manufacturers and distributes polyvinyl chloride (PVC) pipe and had sales of $94 million for the six months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of operations. The following table sets forth items from the Company's Statement of Operations as percentages of net sales:



                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         1999              1998                     1999                1998
                                         -----             -----                    -----               ----
Net sales                               100.0%             100.0%                  100.0%              100.0%
Cost of goods sold                       74.5               78.4                    73.5                80.0
Gross Profit                             25.5               21.6                    26.5                20.0
Operating expenses                       15.2               15.4                    15.8                15.3
Operating income                         10.3                6.2                    10.7                 4.7
Non-operating expense                     1.5                3.5                     5.1                 3.5
Income before income taxes                8.8                2.6                     5.6                 1.2
Income tax (benefit) expense              7.6                0.2                     4.2                 0.1
Net Income                               16.4%               2.4%                    9.8%                1.1%


         The Company posted record net sales for the three and six month periods ended June 30, 1999, increasing 20% and 13%, respectively, compared to the same periods in 1998. Higher volumes, primarily due to increased demand and production capacities, were responsible for the growth in revenue. Pounds sold rose 25% and 22%, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Selling prices decreased .4% and 7%, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The lower selling prices were due to lower PVC raw material costs, the primary component of PVC pipe.

         Gross profits increased to 25.5% and 26.5% of sales for the three and six months ended June 30, 1999, compared with 21.6% and 20.0% of sales for the same periods in 1998. The significant increases in gross profits were due to increased production efficiencies, coupled with strong demand from the construction industry. Mild weather and low interest rates fueled the high activity in the construction market.

         The decrease in operating expenses, as a percentage of net sales, for the three months ended June 30, 1999 compared to the same period in 1998 was primarily due to flat administrative expenses coupled with increased sales. The increase in operating expenses, as a percentage of net sales, for the six months ended June 30,1999 compared to the same period in 1998 was primarily due to higher freight costs from increased sales volumes, combined with lower selling prices.

         The increase in non-operating expenses for the six month period ended June 30, 1999 is due to the $1,325,000 charge incurred in the first quarter of 1999 as a result of the terminated acquisition costs, partially offset by lower interest expense. The lower interest expense is due to the repayment of the subordinated debt in July of 1998.

         At June 30, 1999, the Company had net deferred tax assets of approximately $3.3 million. In the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance placed on the Company's deferred tax assets. The reversal was based on continuing improvements in operating results influenced by the Company's added production capacity, as well as other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in the current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence, is expected to be zero. In addition, the valuation allowance reversal in the quarter ended June 30, 1999 relates to the change in estimate of future years' income. The valuation allowance that remains at June 30, 1999 principally represents approximately $16.0 million of net operating loss carryforwards forecasted to expire in 1999 and 2000. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. The Company anticipates that in fiscal years subsequent to 1999, the overall federal and state effective tax rate applied to earnings as reported for financial reporting purposes will approximate 38%, absent any further adjustment associated estimated income in 2000 available to offset for net operating loss carryforwards expiring in that year.

Financial Condition

         The Company had working capital of $393,000 on June 30, 1999. The low working capital is due to the use of short-term financing for the construction of the new manufacturing facility and purchase of land for the entire industrial park in Utah. The Company is in the process of selling the excess land and is reviewing options for long-term financing for the production facility and the land that it occupies. As of June 30, 1999, the Company had available excess borrowing capacity under its revolving credit facility of $5.7 million.

         Cash provided by operating activities was $1.0 million in 1999 and $307,000 in 1998. Improved profitability was the primary reason for the improved results in 1999 compared to 1998.

         The Company used $1.2 million and $6.0 million on investing activities for the six months ended June 30, 1999 and 1998, respectively. The primary use of cash in 1999 and 1998 was for capital expenditures.

         Cash provided by financing activities was $192,000 and $5.7 million for the six months ended June 30, 1999 and 1998, respectively. The primary source of cash in 1999 and 1998 was borrowings under the revolving credit loan.

         The Company had commitments for capital expenditures of $325,000 at June 30, 1999, which will be funded from borrowings under the revolving credit loan. Additional sources of liquidity, if needed, include the Company's revolving credit line, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position and future results of operations.

         On July 29, 1999, the Company signed a letter of intent with Mitsubishi Chemical America, Inc. to acquire all the outstanding capital stock of Pacific Western Extruded Plastics Company (PW Pipe). The Company will pay $80 million for PW pipe, subject to certain balance sheet adjustments. The stock purchase will be accounted for by the purchase method of accounting and is contingent upon obtaining certain regulatory consents, obtaining satisfactory financing, and other conditions. The company will use a combination of senior secured debt and subordinated notes, with warrants to finance the purchase. The Company anticipates that the closing will take place in the third quarter of 1999. PW pipe manufacturers and distributes polyvinyl chloride (PVC) pipe and had sales of $94 million for the six months ended June 30, 1999.

Outlook

         The statements contained in this Outlook section are based on Company management's current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

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

          The Company has net operating loss carryforwards of approximately $28.5 million, $23.0 million of which expire in years 1999 and 2000, and $5.5 million expire in years 2001 through 2013. In addition, there are state tax credit carryforwards that expire in varying amounts through 2004. These carryforwards and credits are available to offset future taxable income and state taxes, respectively.

         The Company establishes deferred tax asset valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes benefits when it is more likely than not that the benefits will be realized.

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

         The Company has completed an assessment of its information systems programs and completed changes on the majority of these programs to make them Y2K compliant. The Company believes that approximately 85% of its information systems programs are Y2K compliant and expects the remainder of its information systems programs to be compliant by the end of the third quarter. The Company is currently assessing, with the assistance of its vendors, whether any Y2K problems exist in its office and production equipment. This assessment project along with the remediation of any problems is expected to be completed by the end of the third quarter of 1999. The Company received responses from approximately 90% of its office and equipment vendors, that such equipment is Y2K compliant. In addition, the Company has inquired of all its major customers and suppliers as to their readiness to the Y2K issue to determine the extent to which the Company is indirectly vulnerable to any third-party Y2K issues and all such customers and suppliers have responded that they believe they are or will be Y2K compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

         The total cost associated with the modifications to be Y2K compliant are expected to be approximately $15,000, of which approximately $10,000 have been expensed as of June 30, 1999.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders
The Company's annual meeting of shareholders was held on June 8, 1999.

         a) A resolution was adopted to set the number of directors for the ensuing year at seven. The resolution passed with 3,301,732 votes cast in favor, 410,432 opposed, and 21,229 votes withheld.

         b) Richard W. Perkins, George R. Long, and Harry W. Spell were elected to serve as directors of the Company until the 2002 Annual Shareholders meeting. Other directors whose term of office as a director continued after the meeting are: Larry D. Schnase, G. Peter Konen, William H. Spell and Bruce A. Richard.

                          Richard W. Perkins   George R. Long     Harry W. Spell
         Votes in favor        3,371,105          3,371,105         3,367,683
         Votes withheld          362,288            362,288           365,710


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits.

   Exhibit
    Number                     Description
      27                Financial Data Schedule


    (b) Reports on Form 8-K.

         On May 4, 1999, the registrant filed form 8-K to report a change in certifying accountants. There were no financial statements filed with the 8-K.

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


Dated: August 20, 1999