Form 10-Q
period 1999-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1999-11-12
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                      333 South Seventh Street, Suite 2430
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)

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

                         Yes X          No____

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of September 30, 1999 was 7,235,098.

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.


                          PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements:

        Condensed Statements of Income - Three and Nine
          Months Ended September 30, 1999 and 1998 (Unaudited).............  3

        Condensed Balance Sheets - September 30, 1999
          and December 31, 1998 (Unaudited)................................  4

        Condensed Statements of Cash Flows - Nine
          Months Ended September 30, 1999 and 1998 (Unaudited).............  6

        Notes to Condensed Financial Statements (Unaudited)................  8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 20


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 21

Item 2. Changes in Securities.............................................. 21

Item 3. Defaults Upon Senior Securities.................................... 21

Item 4. Submission of Matters to a Vote of Security Holders................ 21

Item 5. Other Information.................................................. 21

Item 6. Exhibits and Reports on Form 8-K................................... 21

Signatures................................................................. 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except for per share amounts)

                                                                 THREE MONTHS                      NINE MONTHS
                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER  30,
                                                             1999            1998           1999                1998
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                                   $36,162          $20,757        $80,196            $59,664
COST OF GOODS SOLD                                           27,238           15,572         59,599             46,699
                                                            -------          -------        -------            -------
  Gross profit                                                8,924            5,185         20,597             12,965
OPERATING EXPENSES:
  Selling expenses                                            3,830            2,558          9,326              7,118
  General and administrative expenses                         1,142              662          2,584              2,037
  Nonrecurring expenses                                       1,163                -          1,163                  -
                                                            -------          -------        -------            -------
                                                              6,135            3,220         13,073              9,155
                                                            -------          -------        -------            -------
OPERATING INCOME                                              2,789            1,965          7,524              3,810
NON-OPERATING EXPENSES:
  Interest expense                                              729              451          1,832              1,836
  Other income                                                  (16)              (5)          (207)               (36)
  Nonrecurring expenses                                         500                -          1,825                  -
                                                            -------          -------        -------            -------
                                                              1,213              446          3,450              1,800
                                                            -------          -------        -------            -------
INCOME BEFORE INCOME TAXES                                    1,576            1,519          4,074              2,010

INCOME TAX  BENEFIT (EXPENSE)                                 2,348             (113)         4,184               (163)
                                                            -------          -------        -------            -------
INCOME BEFORE EXTRAORDINARY LOSS                              3,924            1,406          8,258              1,847

EXTRAORDINARY LOSS ON DEBT
  PREPAYMENTS, Less income tax benefit of $31                     -              656              -                656

NET INCOME                                                    3,924              750          8,258              1,191

PREFERRED STOCK DIVIDENDS AND
  LOSS ON REDEMPTION                                            432              201            833                602
                                                            -------          -------        -------            -------
NET INCOME APPLICABLE TO
COMMON STOCK                                                $ 3,492          $   549        $ 7,425             $  589
                                                            =======          =======        =======            =======
NET INCOME PER COMMON SHARE:
Basic
  Income before extraordinary loss                          $   .50          $   .18        $  1.08             $  .19
  Extraordinary loss on debt prepayments                          -             (.10)             -               (.10)
                                                            -------          -------        -------            -------
  Net Income                                                $   .50          $   .08        $  1.08             $  .09
                                                            =======          =======        =======            =======
Diluted
  Income before extraordinary loss                          $   .39              .17            .85                .17
  Extraordinary loss on debt prepayments                                        (.09)                             (.09)
                                                                  -                               -
                                                            -------          -------        -------            -------
  Net income                                                $   .39          $   .08        $   .85            $   .08
                                                            =======          =======        =======            =======
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                       6,971            6,613          6,903              6,688
                                                            =======          =======        =======            =======
  Diluted                                                     9,949            7,018          9,706              7,091
                                                            =======          =======        =======            =======

See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(In thousands, except for shares and per share amounts)

------------------------------------------------------------------------------------------------------------------------

            ASSETS                                                             SEPT. 30, 1999              DEC. 31, 1998
                                                                               --------------              -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    1,747                $     -
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $1,283 and $199, respectively                                    37,480                  6,310
  Inventories                                                                          27,305                 12,250
  Deferred income taxes                                                                 3,915                    425
  Other                                                                                 4,716                    932
                                                                                   ----------                -------
          Total current assets                                                         75,163                 19,917

PROPERTY AND EQUIPMENT, net                                                            74,745                 21,987

OTHER ASSETS:
  Land held for sale                                                                    2,140                  2,491
  Goodwill, less accumulated amortization of $565 and
    $482, respectively                                                                  3,902                  3,986
  Deferred income taxes                                                                 2,991                    825
  Other, primarily spare parts inventory                                                3,101                    413
                                                                                   ----------                -------
                                                                                       12,134                  7,715
                                                                                   ----------                -------
                                                                                   $  162,042                $49,619
                                                                                   ==========                =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowing                                                             $   33,889                $ 9,632
  Current maturities of long-term debt                                                 10,331                  1,850
  Accounts payable                                                                     13,352                  8,013
  Accrued liabilities                                                                  16,122                  1,738
                                                                                   ----------                -------
         Total current liabilities                                                     73,694                 21,233

OTHER LONG-TERM LIABILITIES                                                               100                      -

LONG-TERM DEBT, less current maturities                                                40,140                 10,583
SENIOR SUBORDINATED DEBT, Net                                                          27,420                      -

COMMITMENT (Note 6), CONTINGENCY (Note 9)                                                   -                      -

REDEEMABLE PREFERRED STOCK, 8% cumulative dividend; convertible;                            -                 10,000
    $1,000 per share liquidation preference; $.01 par value;
    authorized, issued and outstanding none and 10,000, respectively

STOCK WARRANTS                                                                          4,915                      -


SHAREHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible;
    $2 per share liquidation preference; no par value; authorized
    2,000,000 shares; issued and outstanding 18,750 shares                                 38                     38
  Undesignated stock, par value $.01 per share; authorized
    14,490,000 shares, none issued and outstanding                                          -                      -
  Common stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding 7,235,098 and
    6,635,035 shares, respectively                                                         72                     66
  Class B Common stock, par value $.01 per share; authorized
    3,500,000 shares; none issued and outstanding                                           -                      -
  Additional paid-in capital                                                           38,537                 36,481
  Unearned compensation                                                                  (424)                     -
  Notes receivable from officers and employees on common
    stock purchases                                                                    (1,527)                  (434)
  Accumulated deficit                                                                 (20,923)               (28,348)
                                                                                   ----------                -------
          Total stockholders' equity                                                   15,773                  7,803
                                                                                   ----------                -------
                                                                                   $  162,042                $49,619
                                                                                   ==========                =======
See accompanying notes to unaudited condensed financial statements


EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands, except for per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                    1999                    1998
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $      8,258             $     1,191
   Adjustments to reconcile net income to net cash
     (Used in) provided by operating activities:
     Extraordinary loss on debt prepayment                                                 -                     656
     Gain on sale of land held for sale                                                 (189)                      -
     Loss on sale of fixed assets                                                         43                       -
     Depreciation and amortization                                                     2,519                   1,643
     Amortization of debt issue costs, discounts, and premiums                           128                     657
     Deferred income taxes                                                            (4,545)                      -
     Non cash compensation                                                               838                       -
     Change in operating assets and liabilities                                       (7,394)                 (1,663)
                                                                                ------------             -----------
         Net cash (used in) provided by operating activities                            (342)                  2,484
                                                                                ------------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (2,662)                 (9,292)
   Purchases of and improvements to land held for sale                                  (144)                      -
   Proceeds from sale of property and equipment                                           68                       -
   Proceeds from sale of land held for sale                                              684                       -
   Note receivable on stock purchase                                                  (1,093)                      -
   Acqusition of PWPipe, net of cash acquired of $1.2 million                        (75,683)                      -
   Other                                                                                   -                    (112)
                                                                                ------------             -----------
          Net cash used in investing activities                                      (78,830)                 (9,404)
                                                                                ------------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings/(payments) under note payable                                           24,257                   6,819
   Payment of long-term debt                                                          (1,118)                 (5,362)
   Issuance of long-term debt                                                         39,156                   6,478
   Issuance of senior subordinated notes                                              19,078                       -
   Issuance of stock warrants                                                          3,422                       -
   Issuance of common stock                                                            1,912                       -
   Repurchase and retirement of common stock                                          (1,782)                   (194)
   Financing costs                                                                    (2,991)                      -
   Payment of preferred stock dividend                                                (1,015)                   (602)
                                                                                ------------             -----------
          Net cash provided by financing activities                                   80,919                   7,139
                                                                                ------------             -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,747                     219

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                                   -                       -
                                                                                ------------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,747             $       219
                                                                                ============             ===========



SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Noncash activities:
    Preferred stock exchanged for Subordinated Note                              (10,000)
    Issuance of warrants relating to recapitalization/acquisition                  1,493
    Additional paid in capital-stock compensation                                    838
    Subordinated Note acquired in recapitalization/acquisition                     8,325
    Other                                                                           (182)
    Deferred tax asset related to issuance of Subordinated Note                      670



    Effective September 16, 1999, the Company purchased all the outstanding capital stock of Pacific Western Extruded Plastics Company (PWPipe) for $76.9 million, including transaction costs, subject to certain balance sheet adjustments to be determined. In connection with the acquisition, liabilities assumed were as follows:

         Fair value of assets acquired    $               98,496
         Acquisition price of PWPipe                     (76,900)
                                          ----------------------
         Liabilities assumed              $               21,596
                                          ======================



See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1.        PRESENTATION

          In September, 1999, Eagle Pacific Industries, Inc. (the "Company") acquired Pacific Western Extruded Plastics Company ("PWPipe") as described in
Note 2. The acquisition is included in the September 30, 1999 balance sheet and all operating results and cash flows have been included in the statements of income and cash flows for the 10 day period from the consummation of the acquisition through September 30, 1999.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1998 and reports on Form 8-K filed on October 4, 1999. Certain reclassifications have been made to the December 31, 1998, condensed balance sheet to conform to the September 30, 1999, presentation. Such reclassifications have no effect on net income or stockholders' equity as previously stated.


2.        ACQUISITION

          Effective as of September 16, 1999, the Company acquired (the "Acquisition") all of the outstanding capital stock of PWPipe, a manufacturer of polyvinyl chloride ("PVC") pipe and fittings. PWPipe was then merged into the Company. PWPipe operates six manufacturing facilities located in Tacoma and Sunnyside, Washington; Eugene, Oregon; and Cameron Park, Perris and Visalia, California, from its operating headquarters in Eugene, Oregon. The Company paid approximately $76.9 million, plus transaction costs, subject to certain balance sheet adjustments to be determined. The Acquisition was financed in connection with the Company's recapitalization which included the retirement of $10.0 million outstanding 8% convertible Preferred Stock, the amending of its outstanding Senior Credit Facility and the issuance of an aggregation of $32.5 million mezzanine debt consisting of Senior Subordinated Notes and detachable stock purchase Warrants (Note 4 and 5). In addition, in the fourth quarter of fiscal 1999, the Company expects to record certain relocation and other realignment expenses associated with the formation of a combined business organization.

          The Acquisition has been accounted for as a purchase in the third quarter of fiscal 1999, and, accordingly, the results of operations of PWPipe for the period subsequent to the consummation of the acquisition through September 30, 1999 are included in the accompanying financial statements. The purchase price has been initially allocated to the assets acquired and liabilities assumed based on their estimated fair values as set forth below, subject to adjustment in the fourth quarter of fiscal 1999, once finalization of any purchase price adjustments and certain valuation matters are known. The initial purchase price allocation is as follows:

        Net working capital                     $24.4
        Property and equipment                   52.1
        Deferred tax asset                         .4
                                          ------------
                                                $76.9
                                          ============

          The following unaudited pro forma income statement information assumes that the Acquisition took place on January 1, 1998. This information assumes that the benefit from NOL carryforwards is applied to the purchase price on January 1, 1998, and not included in net income. In addition, pro forma income is taxed at a rate of 40%.

Unaudited Pro Forma Income Statement Information
(In thousands, except for per share amounts)

                                 Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                 ------------------------------------- -------------------------------------
                                       1999               1998               1999               1998
                                 ------------------ ------------------ ------------------ ------------------
Net sales                           $  91,636          $  71,804         $  220,296         $  199,484
Net income                              6,833              1,998             12,614                304
Basic earnings per share            $     .93          $     .28         $     1.73         $      .04
Diluted earnings per share                .70                .21               1.31                .03

          Included in the unaudited historical and pro forma interim 1999 net income and earnings per share information are certain nonrecurring charges as discussed in Note 10 associated with the Acquisition, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items reduce historical and pro forma net income by approximately $1.5 million and $2.8 million for the three and nine months ended September 30, 1999, respectively. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $1.05 and $.79 for the three month period ended September 30, 1999, respectively, and $1.92 and $1.48 for the nine months ended September 30, 1999, respectively.

          Included in the pro forma nine month period ending September 30, 1998 net income and earnings per share information is a $3.3 million fair market value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Absent this charge, pro forma basis and diluted earnings per share would be approximately $0.32 and $0.24 for the nine month period ending September 30, 1998, respectively.

          From a liquidity perspective, the Company will be utilizing significant federal NOL carryforwards to offset the funding of its federal tax.

          The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the Acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

3.        INVENTORIES
(In thousands)
                      September 30, 1999            December 31, 1998
                      ------------------            -----------------
Raw materials              $ 15,484                      $ 4,520
Finished goods               11,821                        7,730
                           --------                      -------
                           $ 27,305                      $12,250
                           --------                      -------
4.        DEBT

          In connection with the Acquisition, on September 20, 1999, the Company entered into a Second Amended and Restated Loan and Security Agreement to obtain a $100.0 million Senior Credit Facility ("Senior Credit Facility"). The Senior Credit Facility consists of a: (i) Term Note A in the principal amount of $35.0 million ("Term Note A"); (ii) Term Note B in the principal amount of $15.0 million ("Term Note B"), and a (iii) $50.0 million Revolving Credit Facility ("Revolving Facility"). The Senior Credit Facility is secured by substantially all the assets of the Company. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to LIBOR plus 3.25%. The LIBOR rate at September 30, 1999 was 5.50%. Principal on the Term Notes is due and payable quarterly in $1.25 million amounts beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% on the unused portion of the Revolving Facility.

         Also on September 20, 1999, the Company issued Senior Subordinate Notes totaling $32.5 million ($27.4 million recorded amount, net of debt discount described below) with detachable stock purchase Warrants to purchase an aggregate of 1,940,542 shares of Company Common Stock (Note 5). Interest on the Senior Subordinate Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999 and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is payment in kind. Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007. A debt discount totaling $5.1 million has been recorded associated with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior Subordinate Notes and Warrants on the date issued, as determined by an independent valuation firm. The discount will be amortized using an interest method as a yield adjustment over the term of the note.

          The various debt agreements set forth certain financial covenants, which require, among other things, the Company to maintain certain levels of net worth and financial ratios, limit the Company's capital expenditures, and restrict its ability to pay dividends.

          The fair market value of the Senior Credit Facility and Senior Subordinated Notes based on discounted cash flow analysis using the Company's current incremental borrowing rate, approximate their carrying value at September 30, 1999.


5.        PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANT

         On September 20, 1999, as part of the issuance of the Senior Subordinated Notes (Note 4), the Company redeemed all $10.0 million of its outstanding 8% Convertible Preferred Stock in exchange for $10.0 million Senior Subordinated Notes and detachable Warrants to purchase 597,090 shares of Common Stock. A loss of approximately $251,000 was recorded for financial reporting purposes (classified with preferred dividends in the statement of income) on the retirement of the preferred shares, based on the fair value of the Senior Subordinated Note and detachable stock Warrant issued in the exchange.

         In addition, detachable Warrants to purchase 1,343,452 shares of Common Stock were issued in conjunction with the issuance of the $22.5 million Senior Subordinated Note. All of the detachable Warrants are exercisable to purchase the Company's Common Stock or Class B Common Stock at $0.01 per share and expires in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in Common Stock, subdivides or combines its Common Stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance, or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its Common Stock, options or convertible securities unless the Company has first offered to sell to each Warrant holder its proportionate share. Certain affiliates of the Company granted the Warrant holders tagalong rights that give the Warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the Warrant holders a put right, whereby in the event of a change of control of the Company, the Warrant holders have the right to require the Company to purchase all or any part of the Warrants or shares issuable upon exercise of the Warrants.


6.        SHAREHOLDERS' EQUITY TRANSACTIONS

          As described below, in connection with the Acquistion, the Company entered into various equity transactions with certain officers and directors. The Company sold an aggregate of 289,500 shares of Common Stock at fair market value, issued an aggregate of 128,000 shares of Restricted Stock and granted incentive stock options to purchase an aggregate of 272,500 shares of Common Stock.

          In connection with the sale of Common Stock to the Company's directors and officers, the Company accepted Promissory Notes as partial payment for shares of the Company's Common Stock purchased. All of the promissory Notes are dated September 16, 1999, and require that the principal balance to be paid in full by November 20, 2004. The promissory Notes bear interest at the rate of the Company's Revolving Credit Facility in place during the term of the Note. Interest is due beginning on December 30, 1999, continuing on the last day of each calendar year until the promissory Note is paid in full, and is a full recourse obligation of the maker.

          On September 16, 1999, Restricted Stock Grants were made to certain officers of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than normal retirement, death or disability. Shares issued were recorded at their fair market value on the date of grant with the corresponding deferred charge as part of shareholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of September 30, 1999, 128,000 shares of restricted stock were outstanding.

          On September 2, 1999, the Company repurchased 555,265 shares of common stock for $3.20 per share from a director of the Company. In addition, the director excercised options for 48,860 shares which the Company repurchased. The net aggregate cash purchase price of these transactions was $1.1 million. The director resigned from the board and relinquished all of his equity ownership in the Company through this transaction. In connection with repurchase, the Company recorded a one-time charge of approximately $838,000 associated with shares reacquired, which had been purchased in fiscal 1999 by the director under stock option arrangements.

          After September 30, 1999, the Company entered into several agreements with current and former officers of the Company. The Company made Restricted Stock Grants to certain officers of the Company covering 54,000 shares. The Company also sold 61,000 shares of common stock to these same officers and accepted promissory notes for a portion of the purchase price. These officers were also granted options covering in the aggregate 135,000 shares. The terms and conditions of these grants and sales were the same as those described above. The Company also entered into an agreement with a former officer and director which granted to that person the right to require the Company to purchase shares of the Company's common stock and options to purchase shares of the Company's common stock under certain circumstances prior to December 31, 1999. Pursuant to this agreement, the Company could be required to purchase up to 78,309 shares of its common stock and options covering 150,500 shares of its common stock.

7.        INCOME TAXES

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

         At September 30, 1999, the Company had net deferred tax assets of approximately $6.9 million. In the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance placed on the Company's deferred tax asset. In addition, in the quarter ended September 30, 1999, the Company reversed approximately $2.1 million of valuation allowance placed on the Company's deferred tax assets. The reversals, totaling $4.1 million, were based on updated expectations about future years' taxable income to reflect continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. The valuation allowance at June 30, 1999 and September 30, 1999 reflect the Company's then current best estimates of the amount of net operating loss carryforwards that would expire in 1999 and 2000. The valuation allowance that remains at September 30, 1999 principally represents approximately $4.6 million of net operating loss carryforwards expected to expire in 1999.

         Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in the current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adustment to the valuation allowance described above were accounted for discretely in the quarters they were made and (b) the Company's federal effective tax rate for the remainder of 1999, excluding the discrete adjustments and the matter described in the following two sentences, is expected to be zero. In connection with the Acquisition, taxable temporary differences originating after September 16, 1999, related principally to accelerated depreciation, will result in the recognition of a deferred tax liability by year-end 1999. The related deferred tax expense is being recognized in the quarters ended September 30, 1999 and ending December 31, 1999 in proportion to the estimated pretax income of PWPipe in those periods. The deferred tax expense recognized in the quarter ending December 31, 1999 is expected to result in an overall effective tax rate of approximately 25% for that quarter. Beginning with the first quarter of 2000, the Company expects that its overall effective tax rate will approximate 40%. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset.

         Income before taxes and provisions for income tax (benefit) expense for the three and nine months ended September 30, 1999 and 1998 are as follows:


(In thousands, except for share amounts)


                                                September 1999                           September 1998
                                      ------------------------------------    -------------------------------------
                                       Three Months         Nine Months         Three Months         Nine Months
                                      ----------------    ----------------    -----------------    ----------------
Pretax income                                  $1,576              $4,074               $1,519              $2,010
                                      ================    ================    =================    ================
Current Tax Provision                                                (361)
  State taxes                                    (197)                                    (113)               (163)

Deferred Tax Benefit-
   Primarily change in
   Estimate of future years'
   Taxable income                               2,090               4,090
   Other                                          455                 455                    -                   -
                                      ----------------    ----------------    -----------------    ----------------
Total Tax Benefit (Expense)                    $2,348              $4,184               $ (113)             $ (163)
                                      ================    ================    =================    ================


7.       EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings per common share:

(In thousands, except per share amounts)
                                               Three Months Ended September 30,
                                                 1999                    1998
                                                 ----                    ----
Basic EPS Computation
Income available to common stockholders        $  3,492                 $   549
                                               ========                 =======
Average common shares outstanding                 6,971                   6,613
                                               ========                 =======
Basic earnings per share                       $    .50                 $   .08
                                               ========                 =======
Diluted EPS Computation
Income available to common stockholders        $  3,492                 $   549
Preferred stock dividends                           432                       -
                                               --------                 -------
Income available to common stockholders (a)    $  3,924                 $   549
                                               ========                 =======

Average common shares outstanding                 6,971                   6,613
Warrants, options, and restricted stock grants      841                     386
Preferred stock                                   2,137                      19
                                               --------                 -------
                                                  9,949                   7,018
                                               ========                 =======
Diluted earnings per share                     $    .39                 $   .08
                                               ========                 =======

(a) After considering dilutive nature of convertible shares, options and restricted stock grants

Options to purchase 29,000 and 358,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% Convertible Preferred Stock was not assumed for the period ending September 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

(In thousands, except per share amounts)
                                                 Nine Months Ended September 30,
                                                   1999                1998
                                                   ----                ----
Basic EPS Computation
Income available to common stockholders            $  7,425           $   589
                                                   ========           =======
Average common shares outstanding                     6,903             6,688
                                                   ========           =======
Basic earnings per share                           $   1.08           $   .09
                                                   ========           =======
Diluted EPS Computation
Income available to common stockholders            $  7,425           $   589
Preferred stock dividends                               835                 -
                                                   --------           -------
Income available to common stockholders (a)        $  8,260           $   589
                                                   ========           =======

Average common shares outstanding                     6,903             6,688
Warrants, options, and restricted stock grants          514               403
Preferred stock                                       2,289                 -
                                                   --------           -------
                                                      9,706             7,091
                                                   ========           =======
Diluted earnings per share                         $    .85           $   .08
                                                   ========           =======

(a) After considering dilutive nature of convertible shares, options and restricted stock grants

Options to purchase 201,000 and 309,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% Convertible Preferred Stock and 8% Convertible Preferred Stock was not assumed for the period ending September 30, 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

9.        LITIGATION

          On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position and future results of operations. The Company has recorded additional estimated costs incurred associated with the disposition of this matter (Note 10) of $500,000, in the third quarter ended September 30, 1999.

10.       NONRECURRING ITEMS

         Nonrecurring items included in operating (item (b) below) or nonoperating income (item (a) below) consist of certain nonrecurring charges associated with the acquisition of PWPipe, and associated with a proposed acquisition terminated earlier in 1999. The following table summarizes nonrecurring items recorded by the Company:

                                                                  Dollars in Thousands
                                      ------------------------------------------------------------------------------
                                        Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                      -------------------------------------    -------------------------------------
                                           1999                 1998                1999                 1998
                                      ----------------    -----------------    ----------------    -----------------
Terminated acquisition related               $    500                    -            $  1,825              $     -
costs (a)

Costs associated with the
PWPipe acquisition, recorded in
the third quarter
ended September 30, 1999 (b):
        Expense incurred in                       838                    -                 838                    -
        connection with director
        resignation (Note 6)

        Transaction based                         175                    -                 175                    -
        compensation

Other                                             150                    -                 150                    -
                                      ----------------    -----------------    ----------------    -----------------
                                            $   1,663           $        -            $  2,988              $     -
                                      ================    =================    ================    =================


(a) On April 19, 1999, the Company announced the termination of its agreements to acquire the polyvinyl chloride (PVC) pipe business of The Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In the first quarter ended March 31, 1999, in conjunction with the termination of the agreements, the Company recorded a charge for acquisition related costs of $1,325,000. The Company recorded an additional charge of $500,000 in the third quarter ended September 30, 1999 associated with this terminated transaction (Note 9).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of operations. The following table sets forth items from the Company's Statement of Income as percentages of net sales:


                                        Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                         1999                     1998              1999                1998
                                         -----                    ----              -----               ----
Net sales                               100.0%                   100.0%            100.0%              100.0%
Cost of goods sold                       75.3                     75.0              74.3                78.3
Gross Profit                             24.7                     25.0              25.7                21.7
Operating expenses                       17.0                     15.5              16.3                15.3
Operating income                          7.7                      9.5               9.4                 6.4
Non-operating expense                     3.4                      2.2               4.3                 3.0
Income before income taxes                4.4                      7.3               5.1                 3.4
Income tax (benefit) expense             (6.5)                     0.5              (5.2)                0.3
Income before extraordinary              10.9                      6.8              10.3                 3.1
  loss
Extraordinary loss                          -                     (3.2)                -                (1.1)
Net Income                               10.9%                     3.6%             10.3%                2.0%


          The Company posted record net sales for the three and nine month periods ended September 30, 1999, increasing 74% and 34%, respectively, compared to the same periods in 1998. Higher volumes, primarily due to increased demand and production capacities and the acquisition of PWPipe in September were responsible for the growth in revenue for the nine months ended September 30, 1999. Both higher volumes and selling prices were responsible for the revenue growth for the three months ended September 30, 1999. Pounds sold rose 57% and 35% for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Selling prices increased 14% and 1% for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The higher selling prices were due to increased demand for plastic pipe, the strength of the economy in the western United States, and the influence on selling prices by increases in the cost of PVC resin.

         Gross profits decreased from 25.0% to 24.7% for the three months ending September 30, 1999, and increased from 21.7% to 25.7% for the nine months ending September 30, 1999. The slight decrease in gross profits in the three months ending September 30, 1999, is due to accounting requirements associated with the finished goods inventory acquired with the acquisition of PWPipe. Absent these accounting requirements, gross profits for the three months would have reflected an increase that approximates the rate experienced for the nine months ending September 30, 1999. The significant increase in gross profits for the nine month period ending September 30, 1999 is due to increased production efficiencies together with strong demand in all markets and the influence on selling price of the rise in the cost of PVC resin.

          The increase in operating expenses of 1.5% and 1.0% as a percentage of net sales, for the three and nine month periods ending September 30, 1999, respectively, is a result of non-recurring expenses experienced in the third quarter as discussed in Note 10 to the financial statements. Without these non-recurring expenses, operating expenses would have decreased 2.1% and 0.4% for three and nine month periods ending September 30, 1999, respectively.

          The increase in non-operating expenses for the three month period ending September 30, 1999, is due to the $.5 million and $1.3 million charges incurred in the third and first quarters of 1999, respectively, as a result of the terminated acquisition costs as discussed in Note 10 to the financial statements, and to higher interest expense incurred with the recapitalization of the Company and financing of the acquisition of PWPipe. The increase in non-operating expenses for the nine month period ending September 30, 1999 is due to the previously mentioned terminated acquisition costs and the expenses incurred in the third quarter.

         As of September 30, 1999, the Company had net deferred tax assets of approximately $6.9 million. In the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation placed on the Company's deferred tax assets. In addition, in the quarter ended September 30, 1999, the Company reversed approximately $2.1 million of valuation allowance placed on the Company's deferred tax assets. The reversals, totaling $4.1 million, were based on updated expectations about future years' taxable income to reflect continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. The valuation allowance at June 30, 1999 and September 30, 1999 reflect the Company's then current best estimates of the amount of net operating loss carryforwards that would expire in 1999 and 2000. The valuation allowance that remains at September 30, 1999 principally represents approximately $4.6 million of net operating loss carryforwards expected to expire in 1999.

          Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adjustments to the valuation allowance described above were accounted for discretely in the quarters they were made and (b) the Company's federal effective tax rate for financial reporting purposes for the remainder of 1999, excluding the discrete adjustments and the matter described in the following two sentences, is expected to be zero. In connection with the Acquisition, taxable temporary differences originating after September 16, 1999, related principally to accelerated depreciation, will result in the recognition of a deferred tax liability by year-end 1999. The related deferred tax expense is being recognized in the quarters ended September 30, 1999 and ending December 31, 1999 in proportion to the estimated pretax income of PWPipe in those periods. The deferred tax expense recognized in the quarter ending December 31, 1999 is expected to result in an overall effective tax rate of approximately 25% for that quarter. Beginning with the first quarter of 2000, the company expects that its overall effective tax rate will approximate 40%. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset.

Supplemental Discussion and Analysis of Pro Forma Results of Operations. The following is a supplemental discussion and analysis of the Company's pro forma results of operations for the three and nine months ended September 30, 1999, compared with the pro forma results of operations for the three and nine month periods ended September 30, 1998, as if the Acquisition had occurred on January 1, 1998. The pro forma results may not be indicative of results that actually would have occurred had the Acquisition taken place at the beginning of the period presented or of results which may occur in the future.

         The following table sets forth selected pro forma operating statement data for the Company:

(In thousands, except for per share amounts)

                                        Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                         1999                1998                   1999                1998
                                         -----               ----                   ----                ----
Net sales                            $   91,636         $   71,804              $  220,296         $   199,484
Cost of goods sold                       62,766             54,794                 154,957             160,762
Gross Profit                             28,870             17,010                  65,338              38,722
Operating expenses                       13,273             10,885                  32,972              29,497
Operating income                         15,597              6,125                  32,366               9,225
Interest Expense                          2,810              2,758                   8,661               8,663
Other Expense                             1,398                 37                   2,684                  56
Income before income taxes               11,389              3,330                  21,023                 506
Income tax (benefit) expense              4,556              1,332                   8,409                 202
Net Income                                6,833              1,998                  12,614                 304

EPS
  Basic                                   $ .93              $ .28                  $ 1.73               $ .04
  Diluted                                 $ .70              $ .21                  $ 1.31               $ .03


Average shares
  Basic                               7,357,500               7,030,500           7,301,500           7,105,500
  Diluted                             9,826,042               9,357,042           9,651,042           9,449,042

(In percentages)

                                        Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                         1999                 1998                  1999                1998
                                         -----                ----                  -----               ----
Net sales                               100.0%               100.0%                100.0%              100.0%
Cost of goods sold                       68.5                 76.3                  70.3                80.6
Gross Profit                             31.5                 23.7                  29.7                19.4
Operating expenses                       14.5                 15.2                  15.0                14.8
Operating income                         17.0                  8.5                  14.7                 4.6
Interest Expense                          3.1                  3.8                   3.9                 4.3
Other Expense                             1.5                  0.0                   1.2                 0.0
Income before income taxes               12.4                  4.6                   9.5                 0.3
Income tax (benefit) expense              5.0                  1.2                   3.8                 0.1
Net Income                                7.5                  3.5                   5.7                 0.2

         The principal factors underlying the changes and trends set forth above in the pro forma results of operations information are consistent with those discussed on pages 14 and 15 associated with the Company's historic operations information, largely accentuated by a significant increase in pounds sold of 8% and 13% in the three and nine months ended September 30, 1999, respectively. This is a result of the economy in the western United States and its influence on the construction industry and its suppliers. In addition, selling prices have increased due to increases in the price of PVC resin and strong demand for finished goods, and the Company has realized the result of significant capacity and process improvement investments made by both Eagle and PWPipe over the last two years being deployed in 1999.

         The pro forma results of operations reflect a pro forma interest expense at rates that approximate that which the Company would have experienced on pro forma debt levels that would have been outstanding over the pro forma periods. The pro forma results do not reflect any anticipated cost savings or any synergies that are anticipated from the Acquisition, and there can be no assurance that any such cost savings or synergies will occur.

         Had the Acquisition been consummated on January 1, 1998, the Company believes that the valuation allowances related to deferred tax assets for the Company's net operating loss carryforwards would have been decreased at that date as part of the purchase accounting for the Acquisition. Accordingly, the pro forma results of operations reflect a consistent pro forma overall effective income tax rate of 40%.

         Included in the unaudited historical and pro forma interim 1999 net income and earnings per share information are certain nonrecurring charges, as noted in Note 10 to the financial statements, associated with the acquisition of PWPipe, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items approximately reduce historical and pro forma net income for the three and nine month periods ended September 30, 1999, by $1.5 million and $2.8 million, respectively. Absent these nonrecurring charges, proforma basic and diluted earnings per share would be approximately $1.05 and $.79, and $1.96 and $1.48 for the three and nine month periods ending September 30, 1999, respectively.

         Included in the pro forma nine month period ending September 30, 1998 net income and earnings per share information is a $3.3 million fair market value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Absent this charge, pro forma basis and diluted earnings per share would be approximately $0.32 and $0.24 for the nine month period ending September 30, 1998, respectively.

Financial Condition. The Company had working capital of $1.5 million at September 30, 1999. As of September 30, 1999, the Company had available excess borrowing capacity under its Revolving Facility of $4.5 million. Subsequent to September 30, 1999, certain restrictions were lifted on the borrowing capacity regarding items related to the recapitaliazation of the Company, available collateral increased, and the Company provided net cash from operations. As a result, on October 31, 1999, the Company had available excess borrowing capacity under its Revolving Facility of $19.2 million.

          Cash used by operating activities was $0.3 million in 1999. Cash provided by operations was $2.5 million in 1998. The primary use of cash in 1999 was a $4.9 million reduction in accounts payable due to the mid-month timing of the Acquisition of PWPipe in September, 1999. The reported 1999 reduction in cash provided by operations is also influenced by an increase in September 1999 cost of sales related to the acquired PWPipe finished goods inventories, previously discussed.

          The Company used $78.8 million and $9.4 million on investing activities for the nine months ended September 30, 1999 and 1998, respectively. The primary use of cash in 1999 was for the purchase of PWPipe. The primary use of cash in 1998 was for capital expenditures.

          Cash provided by financing activities was $80.9 million and $7.1 million for the nine months ended September 30, 1999 and 1998, respectively. The primary source of cash in 1999 was borrowings under the Senior Credit Facility and Senior Subordinated Notes, and in 1998 was borrowings under the revolving credit loan.

         The Company had estimated commitments for capital expenditures of $515,000 at September 30, 1999, which will be funded from borrowings under the Revolving Facility and operating cash flow. Additional sources of liquidity, if needed, include the Company's Revolving Facility, additional long-term debt financing, and the sale of Company equity securities under either a private or public offering. The Company believes that it has the financial resources needed to meet its current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

          On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position and future results of operations. During the third quarter of 1999, the Company reserved $500,000 for legal fees to defend the Company in this matter.

          Effective September 16, 1999, the Company completed the acquisition of all of the outstanding capital stock of PWPipe, a manufacturer of polyvinyl chloride (PVC) pipe and fittings. PWPipe operates six manufacturing facilities located in Tacoma and Sunnyside, Washington; Eugene, Oregon; and Cameron Park, Perris and Visalia, California, from its operating headquarters in Eugene, Oregon. The Company paid approximately $76.9 million, plus transaction costs, subject to certain balance sheet adjustments to be determined. In addition, in the fourth quarter of fiscal 1999, the Company expects to record certain relocation and other realignment expenses associated with the formation of a combined business organization.

          In connection with the Acquisition of PWPipe on September 20, 1999, the Company entered into a Second Amended and Restated Loan and Security Agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a: (i) Term Note A in the principal amount of $35.0 million; (ii) Term Note B in the principal amount of $15.0 million, and a (iii) $50.0 million Revolving Facility. The Senior Credit Facility is secured by substantially all the assets of the Company. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to LIBOR plus 3.25%. The LIBOR rate at September 30, 1999 was 5.50%. Principal on the Term Notes is due and payable quarterly in $1.25 million amounts beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% of the unused portion of the Revolving Facility.

          Also on September 20, 1999, the Company issued Senior Subordinate Notes totaling $32.5 million ($27.4 million recorded amount, net of debt discount described below) with detachable stock purchase Warrants to purchase an aggregate of 1,940,542 shares of Company Common Stock. Interest on the Senior Subordinate Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is payment in kind. Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007. A debt discount totaling $5.1 million has been recorded associated with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior Subordinate Notes and Warrants on the date of issue, as determined by an independent valuation firm. The discount will be amortized using an interest method as a yield adjustment over their term.

          The various debt agreements set forth certain financial covenants, which require, among other things, that the Company maintain certain levels of net worth and ratios of financial condition, limits capital expenditures, and restricts the Company payment of dividends.

          As described below, in connection with the Acquisition of PWPipe, the Company entered into various equity transactions with certain officers and directors. The Company sold an aggregate of 289,500 shares of Common Stock at fair market value, issued an aggregate of 128,000 shares of Restricted Stock and granted incentive stock options to purchase an aggregate of 272,500 shares of Common Stock.

          In connection with the sale of Common Stock to the Company's directors and officers, the Company accepted Promissory Notes as partial payment for shares of the Company's Common Stock purchased. All of the promissory Notes are dated September 16, 1999, and require that the principal balance be paid in full by November 20, 2004. The promissory Notes bear interest at the rate of the Company's Revolving Credit Facility in place during the term of the Note. Interest is due beginning on December 30, 1999, and continuing on the last day of each calendar year until the promissory Note is paid in full, and is a full recourse obligation of the maker.

          On September 16, 1999, Restricted Stock Grants were made to certain officers of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than normal retirement, death or disability. Shares issued were recorded at their fair market value on the date of grant with the corresponding deferred charge as part of shareholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of September 30, 1999, 128,000 shares of restricted stock were outstanding.

Outlook. The statements contained in this Outlook section are based on Company management's current expectations. These statements are forward-looking, and actual results may differ materially from those anticipated by some of the statements made herein.

          The Company expects the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. The Company has historically been able, and expects in the future to be able, to grow at rates in excess of the industry averages due to its emphasis on customer satisfaction and product quality. The Company's ability to grow may be restrained, by among other things, the availability of PVC resin. The Company's strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

          The Company's gross margin percentage is a sensitive function of PVC and PE raw material resin prices and capacity levels in the industry. In a rising or stable resin market, margins and sales volume have historically been higher and conversely, in falling resin markets, sales volumes and margins have historically been lower. Gross margins also suffer when capacity increases outpace demand due to increased competition to utilize capacity. The Company currently believes that supply and demand for PVC resin in the plastic pipe industry is currently balanced. The Company also currently believes that PVC resin demand will be greater than PVC resin supply in the year 2000 and that there may be shortages of PVC resin. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

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

          The foregoing statements contained in this outlook section including those specifically relating to the Company's expectation of the plastic pipe and tubing market and the Company's performance in relation to such growth, the Company's ability to utilize NOLs in the future, and its belief that it has the necessary resources for future success, and its statememt below regarding "Year 2000 (Y2K) Compliance" are all forward looking statements. The forward looking statements involve a number of risks and uncertainties, some of which are beyond the Company's control, that may cause actual results to differ from the Company's expectations. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost fluctuations, raw material availability, general economic conditions, competition, availability of working capital and weather conditions.

Year 2000 (Y2K) Compliance. As with other organizations, the Company's computer hardware and software were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond.

          The Company has completed an assessment of its information systems and believes that it has completed changes on these systems to make them Y2K compliant. The Company believes that 100% of its information systems are Y2K compliant. The Company has also assessed, with the assistance of its vendors, whether any Y2K problems exist in its office and production equipment. The Company believes that all of its office and production equipment is Y2K compliant. In addition, the Company has inquired of all its major suppliers as to their readiness to the Y2K issue to determine the extent to which the Company is indirectly vulnerable to any third-party Y2K issues and all such suppliers have responded that they believe they are or will be Y2K compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

          The total cost associated with the modifications to be Y2K compliant are expected to be approximately $15,000, all of which has been expensed as of September 30, 1999.

          The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have an adverse effect on the Company's operations. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's operations. The Company believes that the assessment and remediation steps it is taking will significantly reduce its exposure to the Y2K problem. The most likely worst case Year 2000 scenario is if one or more plants does not have power to operate its equipment. Such a scenario would result in a backlog of production and the Company would be required to utilize existing inventory to fill customer orders.

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

Item 3.  Quantitative and qualitative disclosures about market risk

          The company is exposed to certain market risks based on the outstanding long-term debt obligations of $83.9 million at September 30, 1999. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $839,000.

          Under covenants of the Company's Senior Credit Facility, the Company is required to secure interest rate protection commencing within sixty days of the closing date until at least the third anniversary of the closing date, for one half of the outstanding principal of Term Loan A and Term Loan B. The Company plans to secure an interest rate swap prior to November 20, 1999, for three years with a LIBOR rate of 6.46% for one half of the outstanding principal of Term Loan A and Term Loan B.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

   Exhibit
    Number                     Description
   -------                     -----------
     10.1 Employment agreement dated October 15, 1999, between the Company and James K. Rash

      27        Financial Data Schedule


         (b)      Reports on Form 8-K.

         On September 2, 1999 the Company filed a Current Report on Form 8-K to report the resignation of Larry D. Schnase from the Company's Board of Directors, and the purchase of all of his shares of common stock and options to purchase common stock for a net aggregate purchase price of $1.1 million. There were no financial statements filed with the Form 8-K.

         On September 20, 1999, the Company filed a Current Report on Form 8-K to report its acquisition of Pacific Western Extruded Plastics Company ("PWPipe") from Mitsubishi Chemical America, Inc. and Mitsubishi Plastics, Inc. (the "Sellers"). The registrant purchased all the outstanding capital stock of PWPipe pursuant to a Stock Purchase Agreement dated September 16, 1999 by and among the Company, Mitsubishi Chemical America, Inc. and Mitsubishi Plastics, Inc. Pursuant to Item 7(a)(4) of Form 8-K, the required financial statements will be filed by amendment by December 13, 1999, or sooner if such information is available.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.

By  /s/ William H. Spell
    William H. Spell
    Chief Executive Officer



By  /s/ Roger R. Robb
    Roger R. Robb
    Chief Financial Officer
     (Principal Financial and Accounting Officer)


Dated: November 11, 1999

                                 EXHIBIT INDEX


Exhibit
Number                Description
------                -----------

10.1 Employment agreement dated October 15, 1999, between the Company and James K. Rash

27        Financial Data Schedule (filed in electronic format only)