Form 10-Q/A
period 1999-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 1999-12-30
CIK 852426

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q/A (No. 1)

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

Part I and Exhibit 27 of the Registrant's Form 10-Q for the quarter ended September 30, 1999 are hereby amended.

                                     Part I

Item 1.  Condensed Consolidated Financial Statements

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except for per share amounts)

                                                                 THREE MONTHS                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                             1999            1998           1999          1998
-------------------------------------------------------------------------------------------------------------------
NET SALES                                                   $36,162          $20,757        $80,196       $59,664
COST OF GOODS SOLD                                           27,238           15,572         59,599        46,699
                                                            -------          -------        -------       -------
  Gross profit                                                8,924            5,185         20,597        12,965
OPERATING EXPENSES:
  Selling expenses                                            3,830            2,558          9,326         7,118
  General and administrative expenses                         1,142              662          2,584         2,037
  Nonrecurring expenses                                       1,163                -          1,163             -
                                                            -------          -------        -------       -------
                                                              6,135            3,220         13,073         9,155
                                                            -------          -------        -------       -------
OPERATING INCOME                                              2,789            1,965          7,524         3,810
NON-OPERATING EXPENSES:
  Interest expense                                              729              451          1,832         1,836
  Other income                                                  (16)              (5)          (207)          (36)
  Nonrecurring expenses                                         500                -          1,825             -
                                                            -------          -------        -------       -------
                                                              1,213              446          3,450         1,800
                                                            -------          -------        -------       -------
INCOME BEFORE INCOME TAXES                                    1,576            1,519          4,074         2,010

INCOME TAX  BENEFIT (EXPENSE)                                 2,348             (113)         4,184          (163)
                                                            -------          -------        -------       -------
INCOME BEFORE EXTRAORDINARY LOSS                              3,924            1,406          8,258         1,847

EXTRAORDINARY LOSS ON DEBT
  PREPAYMENTS, Less income tax benefit of $31                     -              656              -           656

NET INCOME                                                    3,924              750          8,258         1,191

PREFERRED STOCK DIVIDENDS AND
  LOSS ON REDEMPTION                                            999              201          1,401           602
                                                            -------          -------        -------       -------
NET INCOME APPLICABLE TO COMMON STOCK                       $ 2,925          $   549        $ 6,857       $   589
                                                            =======          =======        =======       =======
NET INCOME PER COMMON SHARE:
Basic
  Income before extraordinary loss                          $   .42          $   .18        $   .99       $   .19
  Extraordinary loss on debt prepayments                          -             (.10)             -          (.10)
                                                            -------          -------        -------       -------
  Net Income                                                $   .42          $   .08        $   .99       $   .09
                                                            =======          =======        =======       =======
Diluted
  Income before extraordinary loss                          $   .37              .17            .85           .17
  Extraordinary loss on debt prepayments                          -             (.09)             -          (.09)
                                                            -------          -------        -------       -------
  Net income                                                $   .37          $   .08        $   .85       $   .08
                                                            =======          =======        =======       =======
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                                       6,971            6,613          6,903         6,688
                                                            =======          =======        =======       =======
  Diluted                                                    7,831             7,018          9,706         7,091
                                                            =======          =======        =======       =======

See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(In thousands, except for shares and per share amounts)

------------------------------------------------------------------------------------------------------------------------

            ASSETS                                                             SEPT. 30, 1999              DEC. 31, 1998
                                                                               --------------              -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    1,747                  $     -
  Accounts receivable, less allowance for doubtful accounts and
    sale discounts of $1,283 and $199, respectively                                    37,480                    6,310
  Inventories                                                                          27,305                   12,250
  Deferred income taxes                                                                 3,915                      425
  Other                                                                                 4,716                      932
                                                                                   ----------                  -------
          Total current assets                                                         75,163                   19,917

PROPERTY AND EQUIPMENT, net                                                            74,745                   21,987

OTHER ASSETS:
  Land held for sale                                                                    2,140                    2,491
  Goodwill, less accumulated amortization of $565 and
    $482, respectively                                                                  3,902                    3,986
  Deferred income taxes                                                                 2,991                      825
  Other                                                                                 3,101                      413
                                                                                   ----------                  -------
                                                                                       12,134                    7,715
                                                                                   ----------                  -------
                                                                                   $  162,042                  $49,619
                                                                                   ==========                  =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowing                                                             $   33,889                  $ 9,632
  Current maturities of long-term debt                                                 10,331                    1,850
  Accounts payable                                                                     13,352                    8,013
  Accrued liabilities                                                                  16,122                    1,738
                                                                                   ----------                  -------
         Total current liabilities                                                     73,694                   21,233

OTHER LONG-TERM LIABILITIES                                                               100                        -

LONG-TERM DEBT, less current maturities                                                40,140                   10,583
SENIOR SUBORDINATED DEBT, Net                                                          26,379                        -

COMMITMENT (Note 6), CONTINGENCY (Note 9)                                                   -                        -

REDEEMABLE PREFERRED STOCK, 8% cumulative dividend; convertible;                            -                   10,000
    $1,000 per share liquidation preference; $.01 par value;
    authorized, issued and outstanding none and 10,000, respectively

STOCK WARRANTS                                                                          6,523                        -



SHAREHOLDERS' EQUITY:
  Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized
    2,000,000 shares; issued and outstanding 18,750 shares                                 38                       38
  Undesignated stock, par value $.01 per share; authorized
    14,490,000 shares, none issued and outstanding                                          -                        -
  Common stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding 7,235,098 and
    6,635,035 shares, respectively                                                         72                       66
  Class B Common stock, par value $.01 per share; authorized
    3,500,000 shares; none issued and outstanding                                           -                        -
  Additional paid-in capital                                                           38,537                   36,481
  Unearned compensation                                                                  (424)                       -
  Notes receivable from officers and employees on common
    stock purchases                                                                    (1,527)                    (434)
  Accumulated deficit                                                                 (21,490)                 (28,348)
                                                                                   ----------                  -------
          Total stockholders' equity                                                   15,206                    7,803
                                                                                   ----------                  -------
                                                                                   $  162,042                  $49,619
                                                                                   ==========                  =======

See accompanying notes to unaudited condensed financial statements


EAGLE PACIFIC INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands, except for per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                    1999                    1998
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $      8,258          $     1,191
   Adjustments to reconcile net income to net cash (Used in) provided by operating activities:
     Extraordinary loss on debt prepayment                                                 -                  656
     Gain on sale of land held for sale                                                 (189)                   -
     Loss on sale of fixed assets                                                         43                    -
     Depreciation and amortization                                                     2,519                1,643
     Amortization of debt issue costs, discounts, and premiums                           128                  657
     Deferred income taxes                                                            (4,545)                   -
     Non cash compensation                                                               838                    -
     Change in operating assets and liabilities                                       (7,394)              (1,663)
                                                                                ------------          -----------
         Net cash (used in) provided by operating activities                            (342)               2,484
                                                                                ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (2,662)              (9,292)
   Purchases of and improvements to land held for sale                                  (144)                   -
   Proceeds from sale of property and equipment                                           68                    -
   Proceeds from sale of land held for sale                                              684                    -
   Note receivable on stock purchase                                                  (1,093)                   -
   Acqusition of PWPipe, net of cash acquired of $1.2 million                        (75,683)                   -
   Other                                                                                   -                 (112)
                                                                                ------------          -----------
          Net cash used in investing activities                                      (78,830)              (9,404)
                                                                                ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings/(payments) under note payable                                           24,257                6,819
   Payment of long-term debt                                                          (1,118)              (5,362)
   Issuance of long-term debt                                                         39,156                6,478
   Issuance of senior subordinated notes                                              19,078                    -
   Issuance of stock warrants                                                          3,422                    -
   Issuance of common stock                                                            1,912                    -
   Repurchase and retirement of common stock                                          (1,782)                (194)
   Financing costs                                                                    (2,991)                   -
   Payment of preferred stock dividend                                                (1,015)                (602)
                                                                                ------------          -----------
          Net cash provided by financing activities                                   80,919                7,139
                                                                                ------------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,747                  219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           -                    -
                                                                                ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,747          $       219
                                                                                ============          ===========



SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Noncash activities:
    Preferred stock exchanged for Subordinated Note                              (10,000)
    Issuance of warrants relating to recapitalization/acquisition                  2,060
    Additional paid in capital-stock compensation                                    838
    Subordinated Note acquired in recapitalization/acquisition                     8,325
    Other                                                                           (385)
    Deferred tax asset related to issuance of Subordinated Note                      670



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


Included in the unaudited historical and pro forma interim 1999 net income and earnings per share information are certain nonrecurring charges as discussed in
Note 10 associated with the Acquisition, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items reduce historical and pro forma net income by approximately $1.5 million and $2.8 million for the three and nine months ended September 30, 1999, respectively. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $1.05 and $.79 for the three month period ended September 30, 1999, respectively, and $1.96 and $1.48 for the nine months ended September 30, 1999, respectively.

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

Also on September 20, 1999, the Company issued Senior Subordinate Notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable stock purchase Warrants to purchase an aggregate of 1,940,542 shares of Company Common Stock (Note 5). Interest on the Senior Subordinate Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999 and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is payment in kind. Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007. A debt discount totaling $6.1 million has been recorded associated with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior Subordinate Notes and Warrants on the date issued. The discount will be amortized using an interest method as a yield adjustment over the term of the note.

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

5.        PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANT

On September 20, 1999, as part of the issuance of the Senior Subordinated Notes (Note 4), the Company redeemed all $10.0 million of its outstanding 8% Convertible Preferred Stock in exchange for $10.0 million Senior Subordinated Notes and detachable Warrants to purchase 597,090 shares of Common Stock. A loss of approximately $818,000 was recorded for financial reporting purposes (classified with preferred dividends in the statement of income) on the retirement of the preferred shares, based on the fair value of the Senior Subordinated Note and detachable stock Warrant issued in the exchange.

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

6.  SHAREHOLDERS' EQUITY TRANSACTIONS

As described below, in connection with the Acquisition, the Company entered into various equity transactions with certain officers and directors. The Company sold an aggregate of 289,500 shares of Common Stock at fair market value, issued an aggregate of 128,000 shares of Restricted Stock and granted incentive stock options to purchase an aggregate of 272,500 shares of Common Stock.

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

On September 2, 1999, the Company repurchased 555,265 shares of common stock for $3.20 per share from a director of the Company. In addition, the director exercised options for 48,860 shares which the Company repurchased. The net aggregate cash purchase price of these transactions was $1.1 million. The director resigned from the board and relinquished all of his equity ownership in the Company through this transaction. In connection with repurchase, the Company recorded a one-time charge of approximately $838,000 associated with shares reacquired, which had been purchased in fiscal 1999 by the director under stock option arrangements.

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

Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in the current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adjustment to the valuation allowance described above were accounted for discretely in the quarters they were made and (b) the Company's federal effective tax rate for the remainder of 1999, excluding the discrete adjustments and the matter described in the following two sentences, is expected to be zero. In connection with the Acquisition, taxable temporary differences originating after September 16, 1999, related principally to accelerated depreciation, will result in the recognition of a deferred tax liability by year-end 1999. The related deferred tax expense is being recognized in the quarters ended September 30, 1999 and ending December 31, 1999 in proportion to the estimated pretax income of PWPipe in those periods. The deferred tax expense recognized in the quarter ending December 31, 1999 is expected to result in an overall effective tax rate of approximately 25% for that quarter. Beginning with the first quarter of 2000, the Company expects that its overall effective tax rate will approximate 40%. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset.

Income before taxes and provisions for income tax (benefit) expense for the three and nine months ended September 30, 1999 and 1998 are as follows:

(In thousands, except for share amounts)

                                                September 1999                           September 1998
                                      ------------------------------------  -------------------------------------
                                       Three Months         Nine Months         Three Months         Nine Months
                                      ----------------    ----------------    -----------------  ----------------
Pretax income                                  $1,576              $4,074               $1,519              $2,010
                                      ================    ================    =================   ================
Current Tax Provision
  State taxes                                    (197)               (361)                (113)               (163)

Deferred Tax Benefit-
   Primarily change in
   Estimate of future years'
   Taxable income                               2,090               4,090
   Other                                          455                 455                    -                   -
                                      ----------------    ----------------    -----------------   ----------------
Total Tax Benefit (Expense)                    $2,348              $4,184               $ (113)             $ (163)
                                      ================    ================    =================   ================

8.  EARNINGS PER COMMON SHARE

The following table reflects the calculation of basic and diluted earnings per common share:

(In thousands, except per share amounts)
                                               Three Months Ended September 30,
                                                 1999                    1998
                                                 ----                    ----
Basic EPS Computation
Income available to common stockholders        $  2,925                 $   549
                                               ========                 =======
Average common shares outstanding                 6,971                   6,613
                                               ========                 =======
Basic earnings per share                       $    .42                 $   .08
                                               ========                 =======
Diluted EPS Computation
Income available to common stockholders        $  2,925                 $   549
Preferred stock dividends                             -                       -
                                               --------                 -------
Income available to common stockholders (a)    $  2,925                 $   549
                                               ========                 =======

Average common shares outstanding                 6,971                   6,613
Warrants, options, and restricted stock grants      841                     386
Preferred stock                                      19                      19
                                               --------                 -------
                                                  7,831                   7,018
                                               ========                 =======
Diluted earnings per share                     $    .37                 $   .08
                                               ========                 =======

(a) After considering dilutive nature of convertible shares, options and restricted stock grants

Options to purchase 29,000 and 358,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 8% Convertible Preferred Stock was not assumed for the period ending September 30, 1999 and 1998, since the conversion would have an antidilutive effect on the diluted EPS calculation.

(In thousands, except per share amounts)
                                                 Nine Months Ended September 30,
                                                   1999                1998
                                                   ----                ----
Basic EPS Computation
Income available to common stockholders            $  6,857           $   589
                                                   ========           =======
Average common shares outstanding                     6,903             6,688
                                                   ========           =======
Basic earnings per share                           $    .99           $   .09
                                                   ========           =======
Diluted EPS Computation
Income available to common stockholders            $  6,857           $   589
Preferred stock dividends                             1,401                 -
                                                   --------           -------
Income available to common stockholders (a)        $  8,258           $   589
                                                   ========           =======


Average common shares outstanding                     6,903             6,688
Warrants, options, and restricted stock grants          514               403
Preferred stock                                       2,289                 -
                                                   --------           -------
                                                      9,706             7,091
                                                   ========           =======
Diluted earnings per share                         $    .85           $   .08
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

10.  NONRECURRING ITEMS

Nonrecurring items included in operating (item (b) below) or nonoperating income (item (a) below) consist of certain nonrecurring charges associated with the acquisition of PWPipe, and associated with a proposed acquisition terminated earlier in 1999. The following table summarizes nonrecurring items recorded by the Company:




                                                                  Dollars in Thousands

--------------------------------------------------------------------------------------------------------------------
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

Note 11:  Adjustment of Prior Interim Period Financial Statements

The Company's financial statements as of September 30, 1999, have been adjusted to reflect the final determination of the estimated fair market value of the stock purchase warrants issued on September 20, 1999. These warrants were issued in conjunction with the recapitalization of the Company at the time of the Acquisition of Pacific Western Extruded Plastics Company. The adjustment was made to comply with the SEC's current position with respect to the valuation of securities.

The adjustment has no effect on previously reported operating income or net income for the Company's interim September 30, 1999, statements of income. The adjustment relates to the amount of the loss on redemption in connection with the exchange of the previously outstanding preferred stock for senior subordinated notes with stock purchase warrants, and to the carrying value of the newly issued subordinated notes. The effect of this adjustment on the September 30, 1999 financial statements is as follows:

Dollars in thousands, except per share information:

                                             As Previously Reported                        As Adjusted
                                      -------------------------------------   --------------------------------------
Balance sheet - September 30, 1999:
   Subordinated debt                          $27,420                                  $26,379

   Stock purchase warrants                      4,915                                    6,523

   Stockholders' equity                        15,773                                   15,206



Statements of income -  interim        Three Months         Nine Months         Three Months         Nine Months
periods ended September 30, 1999:          Ended               Ended               Ended                Ended
                                      ----------------    -----------------   -----------------    -----------------
   Net income                                  $3,924               $8,258              $3,924               $8,258

   Preferred stock dividends and                  432                  833                 999                1,401
   loss on redemption

   Net income applicable to common              3,492                7,425               2,925                6,857
   stock

   Net income per common share:
     Basic                                        .50                 1.08                 .42                  .99
     Diluted                                     $.39                 $.85                $.37                 $.85


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of operations. The following table sets forth items from the Company's Statement of Income as percentages of net sales:


                                        Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                         1999                     1998              1999                1998
                                         -----                    ----              -----               ----
Net sales                               100.0%                   100.0%            100.0%              100.0%
Cost of goods sold                       75.3                     75.0              74.3                78.3
Gross Profit                             24.7                     25.0              25.7                21.7
Operating expenses                       17.0                     15.5              16.3                15.3
Operating income                          7.7                      9.5               9.4                 6.4
Non-operating expense                     3.4                      2.2               4.3                 3.0
Income before income taxes                4.4                      7.3               5.1                 3.4
Income tax (benefit) expense             (6.5)                     0.5              (5.2)                0.3
Income before extraordinary              10.9                      6.8              10.3                 3.1
  loss
Extraordinary loss                          -                     (3.2)                -                (1.1)
Net Income                               10.9%                     3.6%             10.3%                2.0%


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

Included in the unaudited historical and pro forma interim 1999 net income and earnings per share information are certain nonrecurring charges, as noted in
Note 10 to the financial statements, associated with the acquisition of PWPipe, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items approximately reduce historical and pro forma net income for the three and nine month periods ended September 30, 1999, by $1.5 million and $2.8 million, respectively. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $1.05 and $.79, and $1.96 and $1.48 for the three and nine month periods ending September 30, 1999, respectively.

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

Financial Condition. The Company had working capital of $1.5 million at September 30, 1999. As of September 30, 1999, the Company had available excess borrowing capacity under its Revolving Facility of $4.5 million. Subsequent to September 30, 1999, certain restrictions were lifted on the borrowing capacity regarding items related to the recapitalization of the Company, available collateral increased, and the Company provided net cash from operations. As a result, on October 31, 1999, the Company had available excess borrowing capacity under its Revolving Facility of $19.2 million.

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

Also on September 20, 1999, the Company issued Senior Subordinate Notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable stock purchase Warrants to purchase an aggregate of 1,940,542 shares of Company Common Stock. Interest on the Senior Subordinate Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is payment in kind. Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007. A debt discount totaling $6.1 million has been recorded associated with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior Subordinate Notes and Warrants on the date of issue.The discount will be amortized using an interest method as a yield adjustment over their term.

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

The foregoing statements contained in this outlook section including those specifically relating to the Company's expectation of the plastic pipe and tubing market and the Company's performance in relation to such growth, the Company's ability to utilize NOLs in the future, and its belief that it has the necessary resources for future success, and its statement below regarding "Year 2000 (Y2K) Compliance" are all forward looking statements. The forward looking statements involve a number of risks and uncertainties, some of which are beyond the Company's control, that may cause actual results to differ from the Company's expectations. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost fluctuations, raw material availability, general economic conditions, competition, availability of working capital and weather conditions.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.


   Exhibit
    Number                     Description
   -------                     -----------
     10.1* Employment agreement dated October 15, 1999, between the Company and James K. Rash


     27        Financial Data Schedule

* Filed with original Form 10-Q for quarter ended September 30, 1999 and incorporated herein by reference.

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

EAGLE PACIFIC INDUSTRIES, INC.


By  /s/ William H. Spell
    William H. Spell
    Chief Executive Officer


By  /s/ Roger R. Robb
    Roger R. Robb
    Chief Financial Officer
     (Principal Financial and Accounting Officer)


Dated: December 30, 1999

                                 EXHIBIT INDEX


Exhibit
Number                Description
------                -----------


10.1* Employment agreement dated October 15, 1999, between the Company and James K. Rash

27        Financial Data Schedule (filed in electronic format only)

* Filed with original Form 10-Q for quarter ended September 30, 1999 and incorporated herein by reference.