Form 10-K
period 1999-12-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 2000-03-14
CIK 852426

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1999

                                         OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                          Commission File Number 0-18050

                           EAGLE PACIFIC INDUSTRIES, INC.
                (Exact name of registrant as specified in its Charter)
         MINNESOTA                                              41-1642846
         (State of incorporation)            (IRS Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X             No__________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 24, 2000 was approximately $65,258,218 (based on closing sale price of $8.375 per share as reported on the Nasdaq Small-Cap Market(R)).

         The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of February 24, 2000 was 7,792,026.

                         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for registrant's 2000 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III.
===============================================================================

                                 PART I

ITEM 1.  BUSINESS

General

         Eagle Pacific Industries, Inc., a Minnesota corporation, manufactures and distributes polyvinyl chloride ("PVC") pipe and fittings, and polyethylene ("PE") pipe and tubing products used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products primarily west of the Ohio and Mississippi Rivers, including Hawaii, Alaska and selected foreign countries.

         Our executive offices are located in Minneapolis, Minnesota, and the operating headquarters are in Eugene, Oregon. We have production facilities in Hastings, Nebraska; Eugene and Hillsboro, Oregon; Tacoma and Sunnyside, Washington; Cameron Park, Visalia and Perris, California; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Recent Developments

         Effective September 16, 1999, we acquired all of the outstanding capital stock of Pacific Western Extruded Plastics Company ("PWPipe"), a manufacturer of PVC pipe and fittings and merged PWPipe into us. PWPipe operated six manufacturing facilities located in Tacoma and Sunnyside, Washington; Eugene, Oregon and Cameron Park, Perris and Visalia, California, from its operating headquarters in Eugene, Oregon. We paid approximately $73.8 million, including transaction costs. The acquisition was financed in connection with our recapitalization which included the retirement of $10.0 million of outstanding 8% convertible preferred stock, the amendment of our outstanding Senior Credit Facility and the issuance of an aggregate of $32.5 million of senior subordinated notes and detachable stock purchase warrants.

Products

         Our products consist of 1/2-inch to 24-inch PVC pipe and 1/2-inch to 6-inch PE pipe and tubing for applications in the building, municipal water distribution, municipal sewage collection, irrigation, natural gas, fiber optic, power distribution and telecommunications industries. We believe we have created brand name recognition for many of our products by offering quality PVC and PE pipe and providing customer service that extends well beyond the initial sale. We look for new niche markets, and, when appropriate, produce products having special features for our customers.

Plastic Pipe

         Plastic is a widely accepted piping material. A number of factors have contributed to its popularity including low cost, easy installation, lower weight and freedom from corrosion when compared to pipe made of competitive materials. As a result, PVC and PE pipe are replacing ductile iron, cast iron, aluminum, copper, clay and concrete in many applications. Below are descriptions of our primary PVC and PE pipe products and their applications.

         A major use of PVC and PE pipe is transporting water under pressure. We manufacture and distribute many pressure pipe products for the transporting of drinking and irrigation water:

         American Water Works Association (AWWA) Water Main Pipe. We offer this product in diameters of 4" to 24". During the manufacturing process each piece of this AWWA pipe is filled with water and proof tested. This pipe is also used in fire protection and carries the listing of Factory Mutual and Underwriter's Laboratory (UL).

         AWWA Service Connection Pipe. We offer this product in diameters of 1/2" to 2". A completely corrosion free system is in place when this polyethylene service line is connected from a home to a PVC water main. This product is in compliance with the ANSI/National Sanitation Foundation (NSF) Standard 61 - Health Effects to assure delivery of clean, safe water.

         American Society for Testing and Materials (ASTM) PVC Pressure Pipe. Manufactured in diameters of 1/2" to 24" in a series of pressure ratings from 63 pounds to 315 pounds, this product delivers the water to grow crops and beautify parks, golf courses and homes.

         Belled & Gasketed PVC Pipe. All water main pipes and many ASTM pressure pipes are sold with rubber sealing gaskets in place to facilitate installation. This factor, in addition to the light weight of PVC pipe, allows contractors to lay more feet of pipe per day than with competitive materials.

         ASTM PE Pressure Pipe. We offer a broad product line, which assures the customer the product of choice for its specific application. Polyethylene pressure pipes are manufactured from high quality PE 2406 and PE 3408 for irrigation. To complete the system, sprinkler pipe and drip tube is manufactured using a linear low-density PE resin.

         ASTM PVC Well Casing. We offer a lightweight PVC pipe to be used as casing in water wells. Like the majority of our pressure pipes, well casing is in compliance with ANSI/NSF Standard 61 - Health Effects. As a companion to its well casing pipe, we also offer a threaded drop pipe for hanging submersible pumps. These heavy-duty pipes are made from Schedule 80 PVC and weigh approximately one-seventh of an equivalent metal pipe.

         ASTM PE Pipes for Special Applications. Polyethylene's unique properties produce valuable products for applications in mining, chemical transport and closed-loop ground coupled heat pump systems. We believe our Eagle Pure-Core Blue(R) and Eagle Geo-Flo(R) are recognized leaders in the marketplace. We also produces Eagle Tri-Stripe(R) for natural gas distribution in diameters from 1/2" to 6".

         For many of the same reasons that plastic pipes are the materials of choice for pressure piping systems, PVC and PE pipes are used in non-pressure applications. We service homes and industry through the production of non-pressure pipes to carry sewage, electrical power, fiber optics and telecommunications.

         ASTM Drain, Waste and Vent (DWV) Pipe. This PVC DWV pipe is used inside the home to drain wastewater and vent the plumbing system. We manufacture this product up to 6" in diameter from either a solid wall construction, or a construction that layers solid walls around a cellular core. This ASTM coex cellular core pipe is very tough while having a lighter weight.

         ASTM Gravity PVC Sewer Pipe. Sewer pipe is used to transport wastewater from our buildings to the treatment plant. Manufactured in diameters from 4" through 24", our products are found leaving the home and entering the collection system of the sewage treatment plant. We believe our belled and gasketed pipe is the most popular product in the nation for this purpose.

         ASTM PVC Pipe with Recycle Content. We sponsored an ASTM Standard, which specifies a three-layer construction having the center layer made of recycled PVC. This pipe is sold as drainpipe, gravity sewer pipe, and for removing methane gas from landfills.

         Underwriter's Laboratory Electrical Conduit. We manufacture a complete line, 1/2" through 6", of PVC heavy wall electrical conduit and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

         ASTM Utility Duct. Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

         Fiber Optic Pipe. The ever-expanding fiber optic market demands both long and short distance runs of glass fiber bundles. We manufacture coiled PE duct pipe, 2" through 6", in lengths up to 5,000 feet. The pipe is color-coded and available with various features including a form that can be plowed directly into the ground. To complete the system, fiber optic pipe with the same color-codes as PE is offered in PVC.

Marketing and Customers

         We market our products through a combination of independent sales representatives, company salespersons, and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market extends west of the Ohio and Mississippi Rivers and includes Hawaii, Alaska and a minimum of shipments to selected foreign countries.

         Our marketing strategy focuses on providing high quality products and services which include a broad array of PVC pipe and fittings and PE pipe and tubing products. We believe that both PWPipe and Eagle brand products enjoy wide acceptance and recognition.

         We offer a wide variety of warranty programs on our products. These warranties cover failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

         Our customers consist primarily of wholesalers and distributors. We have a broad and diverse group of customers. No customer accounted for more than 4% of total net sales in 1999, and 10% of sales in 1998 or 1997.

Competition

         The plastic pipe industry is highly fragmented and competitive, due to the large number of producers, small number of raw material suppliers, and the commodity nature of the industry. According to industry sources, the plastic pipe market is approximately $4.6 billion in annual sales. We believe we are the largest extruder of plastic pipe in the western United States and the second largest in the country. Because of shipping costs, competition is usually regional, instead of national, in scope. We compete not only against other plastic pipe manufacturers, but also ductile iron, steel, concrete and clay pipe producers. Finally, although we believe we have lessened the commodity nature of our business through our brand name pipe products, pricing pressure will continue to effect our operating margins in the future.

Manufacturing and Supply Sources

         All of our manufacturing is performed at our facilities in Hastings, Nebraska; Eugene and Hillsboro, Oregon; Tacoma and Sunnyside, Washington; Cameron Park, Visalia and Perris, California and West Jordan, Utah. We strive to use high quality raw materials, as well as manufacturing techniques and machinery that incorporate many of the newest extrusion technologies.

         All nine of our manufacturing facilities have compound centers where the PVC resin is precisely mixed with various waxes, colorants, UV protectants and lubricants to create the appropriate compound resin for each extrusion application. We purchase PE material in compounded form, ready for direct use in the extruder. Compounded PVC resin and PE resin are automatically transported from storage silos to the extrusion equipment by a vacuum feeding system.

         Extrusion is a common manufacturing process used in the production of plastic products. During production, PVC compound or PE is placed in an extrusion machine, where the PVC or PE material is heated into a plastic state and pulled through a sizing apparatus to produce pipe or tubing of the desired diameter. The newly extruded pipe or tubing is moved through a water cooling trough, marked to indicate the identity of the pipe or tubing and cut to length. Multiple warehousing and outdoor storage facilities are used to store finished product. Inventory is shipped from storage to customers by common carrier or by our vehicles.

         At each phase of the manufacturing process, we strive to pay great attention to quality and production of a consistent product. Every PVC and PE product is thoroughly examined for compliance with consensus standards, such as American Society for Testing Materials, American Water Works Association and Underwriter's Laboratory. We have a quality assurance program, which has its own testing lab for both resin and finished goods.

         We acquire our PVC and PE resins in bulk, mainly by rail car, from various sources. During the years ended December 31, 1999, 1998 and 1997, purchases of raw materials from two vendors totaled 79%, 54% and 64% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors is good.

Business Seasonality

         Due to general weather constraints in the geographic markets in which we operate, the demand for our products tends to be seasonal, and we experience fluctuations in sales, accounts receivable and inventory levels during the year.

Backlog

         We strive to keep delivery lead times to a minimum in order to meet customer requirements. Our backlog on February 24, 2000, was approximately $15,900,000 of plastic pipe compared to $5,400,000 on February 26, 1999.

Employees

         We currently have 835 employees, 67 of which are in administration, 42 in sales and shipping and 726 in manufacturing. None of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 2.  PROPERTIES

         Our executive offices are located in leased office space in Minneapolis, Minnesota. The operating headquarters are located in Eugene, Oregon in an office building owned by us. Our manufacturing and warehouse facilities are located in Hastings, Nebraska; Hillsboro, Eugene and Baker City, Oregon; West Jordan, Utah; Tacoma and Sunnyside, Washington; and Cameron Park, Visalia and Perris, California. We both own and lease portions of our facilities in Hastings, Nebraska, and lease our manufacturing plant in Eugene, Oregon. We own the facilities in Hillsboro and Baker City, Oregon; West Jordan, Utah; Tacoma and Sunnyside, Washington; and Cameron Park, Visalia and Perris, California.

         We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The manufacturing facilities, as currently equipped, are operating at approximately 95% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

         On July 21, 1999, Lamson & Sessions Co. filed a complaint against us in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of our proposed acquisition of Lamson's PVC pipe business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. We have denied all of Lamson's claims. Although this matter is at an early stage, we believe that the outcome of this litigation will not have a material adverse effect on our financial position and future results of operations.

         We are also from time to time a party to various other claims and matters of litigation incidental to our normal course of business. We believe that final resolution of these matters will not have a material adverse affect on us or our financial position and future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         Our common stock is currently traded on the Nasdaq Small Cap Market(R) under the symbol "EPII." Our Series A preferred stock does not trade on any exchange or Nasdaq. The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 1999 and 1998:

                                                     High               Low
    Year ended December 31,1999:
          First Quarter                          $  2-3/8          $  1-1/4
          Second Quarter                            2-3/8             1-3/8
          Third Quarter                                 5             2-1/8
          Fourth Quarter                          4-15/16             3-1/2

    Year ended December 31, 1998:
          First Quarter                          $  2-1/2         $ 1-13/16
          Second Quarter                            2-1/8             1-1/2
          Third Quarter                             2-3/8             1-1/2
          Fourth Quarter                           2-7/16             1-1/2

         The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. At February 24, 2000, we had approximately 1,893 shareholders of record and approximately 1,600 shareholders in street name.

         We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain earnings, if any, for operations and does not intend to pay common stock dividends in the near future. However, we paid dividends on our Series A 7% convertible preferred stock and 8% redeemable preferred stock. On May 9, 1997, we issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock was convertible at the holders option at $4.26 per share and had a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. As part of our recapitalization, the 8% redeemable preferred stock was redeemed in exchange for $10.0 million senior subordinated notes and detachable warrants to purchase 597,090 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

EAGLE PACIFIC INDUSTRIES, INC.
SUMMARY OF OPERATIONS (In thousands, except for per share amounts)
----------------------------------------------------------------------------------------------------------------------
  Years ended December 31,                     1999(1)           1998            1997             1996         1995(2)

  Net Sales                                 $  153,950      $  74,007       $  71,685        $  65,280       $  51,330
  Gross profit                                  43,465         16,318          14,233           15,173           9,392
  Operating expenses                            24,797         12,110          10,878           10,044           7,680
  Operating income                              18,668          4,208           3,355            5,129           1,712
  Interest expense                               5,125          2,350           2,637            2,637           2,933
  Other income (expense)                        (1,599)            84              41               47             137
  Income (loss) before income taxes
  and extraordinary loss                        11,944          1,942             759            2,470          (1,029)
  Extraordinary loss on debt
  prepayments                                        -           (656)              -           (1,728)              -
  Net income (loss)                             14,562          1,132             930            1,751            (865)
  Net income (loss) applicable to
  common stock                                  13,161            329             410            1,660          (1,059)
  Basic earnings (loss) per common share:
  Income (loss) before
  extraordinary loss                          $   1.88        $   .15        $    .06         $    .62      $     (.27)
  Extraordinary loss                                 -           (.10)              -             (.31)              -
                                      =================================================================================
  Net income (loss)                           $   1.88        $   .05        $    .06         $    .31      $     (.27)
                                      =================================================================================

  Diluted earnings (loss) per common share:
  Income (loss) before
  extraordinary loss                          $   1.48        $   .14        $    .06         $    .49      $     (.27)
  Extraordinary loss                                 -           (.09)              -             (.24)              -
                                      =================================================================================
  Net income (loss)                           $   1.48        $   .05        $    .06         $    .25      $     (.27)
                                      =================================================================================

  Average number of common shares outstanding:
  Basic                                          6,998          6,670           6,503            5,445           3,900
  Diluted                                        9,812          7,165           7,427            7,120           3,900

FINANCIAL POSITION

  Working capital                            $   1,735     $  (1,964)       $   4,080        $   1,126        $    451
  Total assets                                 167,787         49,479          43,637           34,653          31,681
  Long-term and subordinated debt               64,252         10,583           9,672           11,008          11,744
  Deferred liabilities                               -              -               -               72             264
  Redeemable preferred stock                         -         10,000          10,000                -               -
  Stockholders' equity                          22,058          7,803           7,699            8,024           4,575


(1) Includes operations of PWPipe from September 20, 1999, the date of acquisition.
(2) Includes operations of Pacific Plastics, Inc., a former subsidiary of the Company, from July 1995, the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from our statements of operations as percentages of net sales:

                                                                    1999           1998            1997
Net sales                                                          100.0%         100.0%          100.0%
Cost of goods sold                                                  71.8           78.0            80.1
Gross profit                                                        28.2           22.0            19.9
Operating expenses                                                  16.1           16.3            15.2
Operating income                                                    12.1            5.7             4.7
Non-operating expenses                                               4.3            3.1             3.6
Income before income taxes and extraordinary loss                    7.8            2.6             1.1
Income tax expense (benefit)                                        (1.7)           0.2            (0.2)
Income before extraordinary loss                                     9.5            2.4             1.3
Extraordinary loss on debt prepayments                                -             0.9              -
Net income                                                           9.5            1.5%            1.3%

         We posted record net sales in 1999, rising 108% from 1998 to 1999 and 3% from 1997 to 1998. Our acquisition of PWPipe in September 1999, as well as higher volumes of pipe sold, primarily due to increased demand and production capacities; and increasing pipe prices due to strong demand and increasing raw material prices, were responsible for the 1999 growth in revenues. Pipe pounds sold rose by 83% from 1998 to 1999, and pipe prices increased by 11% during the same period. Revenue growth from 1997 to 1998 was due primarily to higher volumes of pipe sold due to increased demand and production capacities. Pounds sold rose by 13% from 1997 to 1998. These higher volumes in 1998 were partially offset by lower selling prices, which decreased 9% from 1997 to 1998. The lower selling prices were caused by increased competition and lower PVC resin prices.

         The increase in gross profit, as a percentage of net sales, from 1998 to 1999 is primarily due to a combination of strong demand for pipe, rising resin and pipe prices in 1999, and significant capacity and process improvement investments we made during the past two years being deployed in 1999. PVC resin prices increased due to a strong demand for resin and increasing raw material costs. Strong demand for pipe allowed us to increase pipe prices at a rate greater than resin price increases. The increase in gross profit as a percentage of net sales from 1997 to 1998 is primarily due to a combination of strong demand for pipe and decreasing resin prices in 1998. PVC resin prices decreased due to excess production capacity in North America and depressed Asian markets. Strong demand for pipe prevented pipe prices from dropping as fast as resin prices.

         The decrease in operating expenses, as a percentage of net sales, from 1998 to 1999 is the result of increased sales in combination with certain fixed operating expenses. The increase in operating expenses, as a percentage of net sales, from 1997 to 1998 is primarily due to additional freight costs from increased sales volume combined with lower selling prices.

         The increase in non-operating expenses, as a percentage of net sales, from 1998 to 1999 is due to the $.5 million and $1.3 million charges incurred in the third and first quarters of 1999, respectively, as a result of the terminated acquisition costs incurred in connection with our prior agreements to acquire the PVC pipe business of the Lamson & Sessions Co. and merge with a company wholly-owned by CONDEA Vista Company discussed in more detail in Note 5 to the financial statements. The decrease in non-operating expenses as a percentage of net sales, from 1998 to 1997, which consists principally of interest expense, is primarily due to the issuance of $10.0 million of redeemable preferred stock in May of 1997. The proceeds from the preferred stock were used to pay down our revolving credit line.

         In the quarters ended June 30, 1999 and September 30, 1999, we reversed approximately $2.0 million and $2.1 million, respectively, of valuation allowance placed on our deferred tax asset relating to the net operating loss carryforwards. The reversals, totaling $4.1 million, were based on updated expectations about future years' taxable income to reflect continuing improvements in operating results influenced by our added production capacity, and other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is accounted for as a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate of the current year income is recorded over the remainder of the current year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adjustment to the valuation allowance described above was accounted for discretely in the quarters they were made and (b) our federal effective tax rate for the remainder of 1999, excluding the discrete adjustments and the matter described in the following sentences, was zero. The deferred tax expense recognized in the quarter ended December 31, 1999, is primarily the result of the earnings of the acquired PWPipe business. Beginning with the first quarter of 2000, we expect our overall effective tax rate will approximate 38%.

         The net income available to common stockholders for the three months and for the year ended December 31, 1999 was approximately $1.4 million and $7.1 million, respectively, higher than it would have been if we had recorded our income tax provision at 38%, which is the expected overall tax rate to be recorded in future periods. This difference is principally the result of the accounting for our net operating loss carryforwards in 1999 as discussed in the preceding paragraph.

Supplemental Discussion and Analysis of Pro Forma Results of Operations

         The following is a supplemental discussion and analysis of our pro forma results of operations as of December 31, 1999, compared with the pro forma results of operations for December 31, 1998, as if our acquisition had occurred on January 1, 1998. The pro forma results may not be indicative of results that actually would have occurred had our acquisition taken place at the beginning of the period presented or of results which may occur in the future.

         The following table sets forth our selected pro forma operating statement data:

(In thousands, except for per share amounts)
                                                 1999                     1998
Net sales                                   $ 303,249                $ 254,035
Cost of goods sold                            213,496                  201,991
Gross profit                                   89,753                   52,044
Operating expenses                             47,136                   39,660
Operating income                               42,617                   12,384
Interest expense                               12,379                   11,784
Other expense                                   1,652                      187
Income before income taxes                     28,586                      413
Income tax expense                             10,830                      157
Net income                                     17,756                      256

EPS
     Basic                                    $  2.43                  $   .04
     Diluted                                  $  1.82                  $   .03

Average shares
     Basic                                      7,296                    7,218
     Diluted                                    9,739                    9,523

(In percentages)
                                                 1999                     1998
Net sales                                       100.0%                   100.0%
Cost of goods sold                               70.4                     79.5
Gross profit                                     29.6                     20.5
Operating expenses                               15.5                     15.6
Operating income                                 14.1                      4.9
Interest expense                                  4.1                      4.6
Other expense                                     0.5                      0.1
Income before income taxes                        9.5                      0.2
Income tax expense                                3.6                      0.1
Net income                                        5.9                      0.1

         The principal factors underlying the changes and trends set forth above in the pro forma results of operations information are consistent with our historic operation information discussed on pages 9 and 10, largely accentuated by an increase in pounds sold of 9% in 1999 over 1998. This is primarily a result of the strong economy in the western United States and its influence on the construction industry and its suppliers. In addition, selling prices have increased due to increases in the price of PVC resin and strong demand for finished goods, and we have realized the result of significant capacity and process improvement investments made by both Eagle and PWPipe over the last two years being deployed in 1999.

         The pro forma results of operations reflect a pro forma interest expense at rates that approximate that which we would have experienced on pro forma debt levels that would have been outstanding over the pro forma periods. The pro forma results do not reflect any anticipated cost savings or any synergies that are anticipated from our acquisition of PWPipe, and there can be no assurance that any such cost savings or synergies will occur.

         Had our acquisition been consummated on January 1, 1998, we believe the valuation allowances related to deferred tax assets for our net operating loss carryforwards would have been decreased at that date as part of the purchase accounting for the acquisition. Accordingly, the pro forma results of operations reflect a consistent pro forma overall effective income tax rate of 38%.

         Included in the unaudited historical and pro forma 1999 net income and earnings per share information are certain nonrecurring charges, as noted in
Note 11 to the financial statements, associated with our acquisition of PWPipe and our proposed acquisitions which were terminated earlier in fiscal 1999. These nonrecurring items reduce historical and proforma income before tax by approximately $3.6 million. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $2.74 and $2.05, respectively.

         Included in the pro forma 1998 net income and earnings per share information is a $3.3 million fair market value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Absent this charge, pro forma basic and diluted earnings per share would be approximately $.31 and $.24 for 1998, respectively.

Financial Condition

         We had working capital of $1.7 million at December 31, 1999. As of December 31, 1999, we had available excess borrowing capacity under our Revolving Credit Facility of $10.5 million.

         Cash generated from operating activities was $8.3 million in 1999, compared to $5.7 million and $0.8 million in 1998 and 1997, respectively. Profits and depreciation and amortization were the primary sources of net cash provided by operating activities.

         During the fourth quarter of 1999, we increased inventory to replenish inventories utilized in the second and third quarters. We normally build inventory in the first and fourth quarters and draw down inventory in the second and third quarters due to the seasonal nature of the business. This inventory build was larger than previous years due to the acquisition of PWPipe in the third quarter of 1999 and the necessity to build inventory for a larger company. This increase in inventory utilized approximately $15 million of cash generated by operations and the revolving credit facility.

         We used $77.9 million, $10.6 million, and $7.9 million for investing activities in 1999, 1998, and 1997, respectively. The primary use of cash in 1999 was for our acquisition of PWPipe. The primary use of cash in 1998 and 1997 was for capital expenditures for the addition and replacement of manufacturing equipment and the construction of the new manufacturing facility in Utah.

         Cash provided by financing activities was $72.3 million in 1999. The primary source of cash in 1999 was borrowings under the Senior Credit Facility and senior subordinated notes for the PWPipe acquisition.

         We had commitments for capital expenditures of $1.1 million at December 31, 1999, which will be funded from operating profits. Additional sources of liquidity, if needed, may include our revolving credit line, additional long-term debt financing, and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         On July 21, 1999, Lamson & Sessions Co. filed a complaint against us to recover alleged damages incurred by Lamson in connection with the termination of our proposed acquisition of Lamson's PVC pipe business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. Although this matter is at an early stage, we believe that the outcome of this litigation will not have a material adverse effect on our financial position and future results of operations. We have accrued $500,000 of estimated costs to be incurred associated with the disposition of this matter.

         Effective September 16, 1999, we completed the acquisition of all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe operated six manufacturing facilities located in Tacoma and Sunnyside, Washington; Eugene, Oregon; and Cameron Park, Perris and Visalia, California, from its operating headquarters in Eugene, Oregon. We paid approximately $73.8 million, including transaction costs. In addition, in the fourth quarter of fiscal 1999, we recorded an expense of $800,000 for severance costs related to the elimination of redundant positions following the acquisition.

         In connection with the acquisition of PWPipe, on September 20, 1999, we entered into a second amended and restated loan and security agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a (i) Term Note A in the principal amount of $35.0 million; (ii) Term Note B in the principal amount of $15.0 million, and a (iii) $50.0 million Revolving Credit Facility ($60 million, as amended on March 13, 2000). The Senior Credit Facility is collateralized by substantially all our assets. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to the LIBOR plus 3.25%. The LIBOR rate at December 31,1999 was 6.5%. In November 1999, under covenants of our Senior Credit Facility, we entered into an interest rate swap agreement for three years with a LIBOR rate of 6.46% for one half of the outstanding principal of Term Loan A and Term Loan
B. Principal on the term notes is due and payable quarterly in $1.25 million installments beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to the LIBOR plus 2.5%. We are required to pay a fee equal to 0.5% of the unused portion of the Revolving Facility.

         Also on September 20, 1999, we issued senior subordinated notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable stock purchase warrants to purchase an aggregate of 1,940,542 shares of our common stock. Interest on the senior subordinated notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and an additional 2% accrues annually. Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007. A debt discount totaling $6.1 million has been recorded associated with the issuance of the senior subordinated notes, based on the collective estimated fair value of the senior subordinated notes and warrants on the date of issue. The discount is being amortized using an interest method as a yield adjustment over their term.

         The various debt agreements set forth certain financial covenants, which require, among other things, that we maintain certain levels of net worth and ratios of financial condition, limit capital expenditures, and restrict our payment of dividends.

         As described below, in connection with our acquisition of PWPipe, we entered into various equity transactions with certain officers and directors. We sold an aggregate of 353,500 shares of common stock at fair market value, issued an aggregate of 184,000 shares of restricted stock and granted incentive stock options to purchase an aggregate of 412,500 shares of common stock.

         In the third and fourth quarters of 1999, restricted stock grants were made to certain officers of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reason other than normal retirement, death or disability. Shares issued were recorded at the market price on the date of grant, with the corresponding deferred charge as part of shareholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of December 31, 1999, 184,000 shares of restricted stock were outstanding.

Outlook

         The statements contained in this outlook and Year 2000 (Y2K) Compliance sections and statements contained in Items 1, 3 and 7, regarding our beliefs and expectations, including statements regarding litigation matters, are based on our current expectations. These statements are forward-looking, and actual results may differ materially from our current expectations.

         We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been able to, and expect in the future to be able to, grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

         Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically when resin prices are rising or stable, our margins and sales volume have been higher and when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe that supply and demand in the plastic pipe industry is currently balanced. We also believe that PVC resin demand will be greater than PVC resin supply in the year 2000 and that there may be shortages of PVC resin. Due to the commodity nature of PVC and PE resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

         At December 31, 1999, we had a net deferred tax asset of approximately $7.4 million, including significant net operating loss carryforwards (NOLs). The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that we can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. We have and will continue to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

         The statements contained in this Outlook and Year 2000 (Y2K) Compliance sections and statements contained in Items 1, 3 and 7 regarding our beliefs and expectations, including statements regarding litigation matters, are forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost and supply fluctuations, lower than expected economic growth, competition, availability of working capital and adverse weather conditions.

Year 2000 (Y2K) Compliance

         As with other organizations, our computer hardware and software were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond.

         We completed an assessment of our information and manufacturing systems and completed the necessary changes on these systems to make them Y2K compliant. We have not experienced any disruption to our business as a result of Y2K issues. In addition, we are not aware of any business disruption related to major vendors or customers as a result of their non-compliance with Y2K issues. However, we may experience problems associated with Y2K issues that have not yet been discovered. We are continuing to monitor our information and manufacturing systems and transactions with vendors and customers for any indications of Y2K issues.

         As of December 31, 1999, the total cost associated with the modification to be Y2K compliant was approximately $15,000 which was expensed as incurred. Most PWPipe system platforms were acquired over the last 24 months and are Y2K compliant. We believe this to be the total cost necessary to be Y2K compliant; however, there can be no assurance that final costs will not exceed this level.

Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. We believe implementation of SFAS No. 133 will not have a material effect on earnings and on our financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $53 million, of our $78 million of long-term variable rate debt at December 31, 1999. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $530,000.

         We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate lock agreement (the contract) for three years with a LIBOR rate of 6.46%. The contract has a notional amount of $25 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements.

FINANCIAL STATEMENTS

Report of Independent Accountants                                     18
Independent Auditors' Report                                          19
Statements of Operations                                              20
Balance Sheets                                                        21
Statements of Stockholders' Equity                                    22
Statements of Cash Flow                                               23
Notes to Financial Statements                                         24 - 41

Report of Independent Accountants

To Stockholders and Board of Directors
Eagle Pacific Industries, Inc.

In our opinion, the financial statements as listed in Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Eagle Pacific Industries, Inc., at December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index at Item 14 presents fairly in all material respects the information set forth therein when read in conjunction with the related financial statements. These financial statement's are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, MN
February 4, 2000, except for the first paragraph of Note 4,
as to which the date is March 13, 2000.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Eagle Pacific Industries, Inc.

We have audited the accompanying balance sheet of Eagle Pacific Industries, Inc. (the Company) as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule for 1998 and 1997 listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Eagle Pacific Industries, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




  /s/  Deloitte & Touche LLP
        Deloitte & Touche LLP

Minneapolis, Minnesota
March 9, 1999

EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS (in thousands, except for per share amounts)
---------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                                                         1999              1998               1997

Net sales                                                                   $ 153,950          $ 74,007           $ 71,685
Cost of goods sold                                                            110,485            57,689             57,452
                                                                    -------------------------------------------------------
     Gross profit                                                              43,465            16,318             14,233
                                                                    -------------------------------------------------------

Operating expenses:
     Selling expenses                                                          16,855             9,331              8,157
     General and administrative expenses                                        5,979             2,779              2,721
     Nonrecurring expenses                                                      1,963                 -                  -
                                                                    -------------------------------------------------------
                                                                               24,797            12,110             10,878
                                                                    -------------------------------------------------------

                                                                    -------------------------------------------------------
Operating income                                                               18,668             4,208              3,355
                                                                    -------------------------------------------------------
Non-operating expenses:
     Interest expense                                                           5,125             2,350              2,637
     Other income                                                                (226)              (84)               (41)
     Nonrecurring expenses                                                      1,825                 -                  -
                                                                    -------------------------------------------------------
                                                                                6,724             2,266              2,596
                                                                    -------------------------------------------------------

Income before income taxes and extraordinary loss                              11,944             1,942                759
Income tax (benefit) expense                                                   (2,618)              154               (171)
                                                                    -------------------------------------------------------
Income before extraordinary loss                                               14,562             1,788                930
Extraordinary loss on debt prepayments                                              -               656                  -
                                                                    -------------------------------------------------------
Net income                                                                     14,562             1,132                930
Preferred stock dividends and loss on redemption                                1,401               803                520
                                                                    -------------------------------------------------------
Net income applicable to common stock                                        $ 13,161           $   329            $   410
                                                                    =======================================================

Net income per common share:
Basic earnings:
     Income before extraordinary loss                                         $  1.88           $   .15            $   .06
     Extraordinary loss on debt prepayments                                         -              (.10)                 -
                                                                    -------------------------------------------------------
     Net income                                                               $  1.88           $   .05            $   .06
                                                                    =======================================================

Diluted earnings:
     Income before extraordinary loss                                         $  1.48           $   .14            $   .06

     Extraordinary loss on debt prepayments                                         -              (.09)                 -
                                                                    -------------------------------------------------------
     Net income                                                               $  1.48           $   .05            $   .06
                                                                    =======================================================

Average number of common shares outstanding:
     Basic                                                                      6,998             6,670              6,503
     Diluted                                                                    9,812             7,165              7,427

The accompanying notes are an integral part of the financial statements.


EAGLE PACIFIC INDUSTRIES, INC.
BALANCE SHEETS (in thousands, except for per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
At December 31,                                                                                             1999           1998

Current assets:
      Cash and cash equivalents                                                                          $ 2,669          $   -
      Accounts receivable, net                                                                            26,159          6,310
      Inventories                                                                                         45,777         12,250
      Deferred income taxes                                                                                2,487            425
      Other                                                                                                  233            144
                                                                                                  ------------------------------
           Total current assets                                                                           77,325         19,129
Property and equipment, net                                                                               74,895         22,635
Other assets:
      Deferred financing costs, net                                                                        5,300             96
      Land held for sale                                                                                   1,346          2,491
      Goodwill, less accumulated amortization of $593 and $482, respectively                               3,874          3,986
      Deferred income taxes                                                                                4,901            825
      Other                                                                                                  146            317
                                                                                                  ------------------------------
Total other assets                                                                                        15,567          7,715
                                                                                                  ------------------------------
                                                                                                        $167,787        $49,479
                                                                                                  ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Borrowings under revolving credit facility                                                        $ 30,558        $ 9,632
      Current maturities of long-term debt                                                                10,441          1,850
      Accounts payable                                                                                    22,347          7,873
      Accrued liabilities                                                                                 12,244          1,738
                                                                                                  ------------------------------
           Total current liabilities                                                                      75,590         21,093

Long-term debt, less current maturities                                                                   37,500         10,583
Senior subordinated debt                                                                                  26,752              -
Commitments and contingencies (Note 5)                                                                         -              -
Redeemable preferred stock, 8% cumulative dividend; convertible; $1,000 per share liquidation
preference; $.01 par value; authorized, issued and outstanding 10,000 shares                                   -         10,000
Stock warrants                                                                                             5,887              -
Stockholders' equity:
     Series A preferred stock, 7% cumulative dividend; convertible; $2 liquidation preference;
     no par value; authorized 2,000,000 shares: issued and outstanding 18,750 shares                          38             38
     Undesignated stock, $.01 per share; authorized 14,490,000 shares; none issued and
     outstanding                                                                                               -              -
     Common stock, par value $.01 per share; authorized 30,000,000 shares;
     issued and outstanding 7,721,214 and 6,635,035 shares, respectively                                      77             66
     Class B common stock, par value $.01 per share; authorized 3,500,000 shares; none
     issued and outstanding                                                                                    -              -
     Additional paid-in capital                                                                           39,013         36,481
     Unearned compensation                                                                                  (587)
     Notes receivable from officers and employees on common stock purchases                               (1,296)          (434)
     Accumulated deficit                                                                                 (15,187)       (28,348)
                                                                                                  ------------------------------
           Total stockholders' equity                                                                     22,058          7,803
                                                                                                  ==============================
Total liabilities and stockholders' equity                                                              $167,787        $49,479
                                                                                                  ==============================

The accompanying notes are an integral part of the financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(in thousands)

                                                                                         Notes Receivable
                                                                            Unearned      from Officers
                                        Series A               Additional  Compensation   and Employees
                                        Preferred   Common      Paid-in    on Stock         on Common       Accumulated
                                         Stock       Stock     Capital     Options       Stock purchases       Deficit   Total
                                       ---------------------------------------------------------------------------------------------

Balance at 12/31/1996                   $     38   $     64    $ 37,211    $    (96)      $    (66)         $(29,126)   $  8,025

Net income                                    --         --          --          --             --               930         930
Dividends on preferred stock                  --         --          --          --             --              (520)       (520)
Issuance of common stock                      --          1          82          --             --                --          83
Compensation expense                          --         --          --          96             --                --          96
Preferred stock issuance costs                --         --        (583)         --             --                --        (583)
Purchase of minority interest                 --         --          41          --             --                39          80
Common stock acquired and retired             --         --         (44)         --             --                --         (44)
Common stock purchases                        --         --          --          --           (368)               --        (368)
                                       ---------------------------------------------------------------------------------------------
Balance at 12/31/1997                   $     38   $     65    $ 36,707    $     --       $   (434)         $(28,677)   $  7,699

Net income                                    --         --          --          --             --             1,132       1,132
Dividends on preferred stock                  --         --          --          --             --              (803)       (803)
Issuance of common stock                      --          3         207          --             --                --         210
Common stock acquired and retired             --         (2)       (433)         --             --                --        (435)
                                       ---------------------------------------------------------------------------------------------
Balance at 12/31/1998                   $     38   $     66    $ 36,481    $     --       $   (434)         $(28,348)   $  7,803

Net income                                    --         --          --          --             --            14,562      14,562
Dividends on preferred stock                  --         --          --          --             --              (583)       (583)
Loss on Conversion of preferred stock         --         --          --          --             --              (818)       (818)
Common stock issued
      Options exercised                       --         11         758          --           (225)               --         544
      Company sponsored programs              --          5       1,795        (617)          (852)               --         331
Common stock acquired and retired             --         (5)       (939)         --             --                --        (944)
Payments received under company
sponsored programs                            --         --          --          --            215                --         215
Compensation expense                          --         --         918          30             --                --         948
                                       ---------------------------------------------------------------------------------------------
Balance at 12/31/1999                   $     38   $     77    $ 39,013    $   (587)      $ (1,296)         $(15,187)   $ 22,058
                                       =============================================================================================


EAGLE PACIFIC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS (in thousands)
---------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                      1999          1998          1997
Cash flows from operating activities:
      Net income                                                           $14,562       $ 1,132        $  930
      Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Extraordinary loss on debt prepayment                                      -           656             -
      Gain on sale of land held for sale                                      (189)
      Loss (gain) on disposal of fixed assets                                   20           (40)           (4)
      Depreciation and amortization                                          4,456         2,313         1,679
      Amortization of debt issue costs, discounts, and premiums                744           715         1,104
      Receivable provisions                                                    599            15            44
      Deferred income taxes                                                 (3,738)            -          (250)
      Noncash compensation                                                     948             -             -
      Change in assets and liabilities:
      Accounts receivable                                                    1,467           203          (971)
      Inventories                                                          (15,097)        1,020        (2,990)
      Other current assets                                                      38            31           655
      Accounts payable                                                       1,245          (879)          872
      Accrued liabilities                                                    3,032           493          (166)
      Other                                                                    202             -           (83)
                                                                     ------------------------------------------
           Net cash provided by operating activities                         8,289         5,659           820
                                                                     ------------------------------------------

Cash flows from investing activities:
      Purchases of property and equipment                                   (6,170)       (8,996)       (5,698)
      Purchases of and improvements to land held for sale                     (144)       (1,424)       (1,066)
      Purchases of minority interest                                             -             -         (749)
      Proceeds from property and equipment disposals                            91            40             4
      Deferred acquisition costs                                                 -          (237)            -
      Proceeds from sale of land held for sale                                 686
      Payments on notes receivable                                             215             -          (368)
      Acquisition of PWPipe, net of cash acquired of $1.2 million          (72,590)            -             -
                                                                     ------------------------------------------
           Net cash used in investing activities                           (77,912)      (10,617)       (7,877)
                                                                     ------------------------------------------

Cash flows from financing activities:
      Borrowings under revolving credit facility                           171,842        84,215        87,076
      Payments under revolving credit facility                            (150,916)      (78,989)      (87,320)
      Proceeds from long-term debt                                          50,000         6,478           260
      Repayment of long-term debt                                          (14,492)       (5,718)       (1,875)
      Proceeds from senior subordinated debt                                18,037             -             -
      Payment of debt issuance costs                                        (5,557)            -          (20)
      Issuance of common stock                                               1,713           210            83
      Payment and retirement of common stock                               (1,782)          (435)          (44)
      Issuance of preferred stock, net of offering costs                         -             -         9,417
      Issuance of stock warrants                                             4,463             -             -
      Payment of preferred stock dividend                                   (1,016)         (803)         (520)
                                                                     ------------------------------------------
           Net cash provided by financing activities                        72,292         4,958         7,057
                                                                     ------------------------------------------

Net change in cash and cash equivalents                                      2,669             -             -
Cash and cash equivalents, beginning of year                                     -             -             -
                                                                     ------------------------------------------
Cash and cash equivalents at end of year                                   $ 2,669         $   -         $   -
                                                                     ==========================================

The accompanying notes are an integral part of the financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         The Company - The Company is engaged in the manufacture of polyvinyl chloride (PVC) and polyethylene (PE) pipe used primarily for irrigation and in the construction industry. The Company's principal raw material used in production is PVC resin which is subject to significant market price fluctuations.

         Basis of Financial Statement Presentation - In September 1999, Eagle Pacific Industries, Inc. (the "Company") acquired Pacific Western Extruded Plastics Company ("PWPipe") as described in Note 3. The Acquisition is included in the December 31, 1999 balance sheet and all operating results and cash flows have been included in the statements of operations and cash flows for the period from the consummation of the Acquisition through December 31, 1999.

         Cash Equivalents - The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

         Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Cost includes materials, labor and manufacturing overhead.

         Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (shorter of asset life or lease term for leasehold improvements). The carrying value is evaluated for impairment on a regular basis based on historical and projected undiscounted cash flows. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

         Deferred Financing Costs - Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

         Land held for sale - In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. The Company is currently in the process of the selling the excess land. Land held for sale is stated at the lower of cost or net realizable value.

         Goodwill - Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired in acquisitions and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows.

         Fair Value of Financial Instruments - Management estimates that the carrying value of long-term debt approximates fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. All other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments.

         Revenue Recognition - Revenue is recognized when product is shipped.

         Product Warranty - The Company's products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company's products has a 50 year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product was originally installed. The Company has established warranty provisions for its estimated anticipated future warranty costs.

         Income Taxes - Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Earnings Per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and dilutive shares relating to stock options and preferred stock, if dilutive.

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

         New Accounting Standards - Statement of Financial Accounting Standards
(SFAS) No.133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company believes implementation of SFAS No. 133 will not have a material effect on earnings and the financial position of the Company.

2.    OTHER FINANCIAL STATEMENT DATA

         As a result of no items of other comprehensive income occurring during the three year period ended December 31, 1999, comprehensive income is the same as net income, as reported.

         The following provides additional information concerning selected balance sheet accounts (in thousands):

                                                        1999              1998
          Accounts Receivable
                Trade receivables                    $29,081            $6,509
                Allowances                            (2,922)             (199)
                                               ---------------------------------
                                                     $26,159            $6,310
                                               =================================
          Inventories
               Raw materials                         $11,795            $4,520
               Finished goods                         33,982             7,730
                                               =================================
                                                     $45,777           $12,250
                                               =================================
          Property and equipment
               Land                                   $5,689            $1,081
               Buildings and leasehold improvements   19,715             8,192
               Machinery and equipment                43,143            17,781
               Transportation equipment                1,954               555
               Furniture and fixtures                  2,238               520
               Equipment components                    4,729               648
               Construction-in-progress                6,962                 -
                                               ---------------------------------
                                                      84,430            28,777
               Less accumulated depreciation           9,535             6,142
                                               =================================
                                                     $74,895           $22,635
                                               =================================
          Accrued liabilities
                Accrued payroll and benefits         $ 8,918           $ 1,388
                Other                                  3,326               350
                                               ---------------------------------
                                                     $12,244           $ 1,738


         Accounts payable included bank overdrafts of approximately $5,741,000 at December 31, 1999.

         The following provide supplemental disclosures of cash flow activity (in thousands):

                                                                         1999        1998       1997

          Interest paid, including capitalized interest and
             prepaid  interest to extinguish contingent interest       $3,858      $1,844       $816
          Income taxes paid                                               533          79         30
          Noncash activities:
             Preferred stock exchanged for subordinated note           10,000
             Issuance of warrants relating to
             recapitalization/acquisition                               2,060
             Additional paid in capital-stock compensation                918
             Subordinated note acquired in
             recapitalization/acquisition                               8,325
             Loss on conversion of preferred stock                        385
             Deferred tax liability related to issuance of
             subordinated note and reduction of warrant                   636
             Transfer of land held for sale to land                       792
             Issuance of common stock in exchange for notes
             receivable                                                 1,077
             Issuance of restricted stock                                 617

         Effective September 16, 1999, the Company purchased all the outstanding capital stock of Pacific Western Extruded Plastics Company (PWPipe) for $73.8 million, including transaction costs. In connection with the Acquisition, liabilities assumed were as follows:

           Fair value of assets acquired                             $95,923
           Acquisition price of PWPipe                               (73,761)
                                                                     --------
           Liabilities assumed                                       $22,162
                                                                     =======

3.    MERGER AND ACQUISITION

         Effective as of September 16, 1999, the Company acquired (the "Acquisition") all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe was then merged into the Company. PWPipe operates six manufacturing facilities. The Company paid approximately $73.8 million, including transaction costs. The Acquisition was financed in connection with the Company's recapitalization which included the retirement of $10.0 million outstanding 8% convertible preferred stock, the amendment of its outstanding Senior Credit Facility and the issuance of $32.5 million mezzanine debt consisting of senior subordinated notes and detachable stock purchase warrants (Note 4 and 6). In addition, the Company recorded an expense of $800,000 for severance costs related to the elimination of redundant positions following the Acquisition (Note 11).

         The Acquisition has been accounted for as a purchase and, accordingly, the results of operations of PWPipe for the period subsequent to the consummation of the Acquisition are included in the accompanying financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as set forth below. The purchase price allocation is as follows:

          Net working capital                         $21.1
          Property and equipment                       49.7
          Deferred tax asset                            3.0
                                  -------------------------
                                                      $73.8
                                  =========================

         The following unaudited pro forma income statement information assumes that the Acquisition took place on January 1, 1998. This information assumes the benefit from NOL carryforwards is applied to the purchase price on January 1, 1998, and not included in net income. In addition, pro forma income is taxed at a rate of 38%.

Unaudited Pro Forma Statement of Operations Information (In thousands, except for per share amounts):

          Year ended December 31,                  1999                  1998

          Net sales                      $      303,249            $  254,035
          Net income                             17,756                   256
          Basic earnings per share                $2.43                 $0.04
          Diluted earnings per share              $1.82                 $0.03

         Included in the unaudited pro forma 1999 net income and earnings per share information are certain nonrecurring charges as discussed in Note 11 associated with the Acquisition, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items reduce pro forma net income by approximately $3.6 million for the year ended December 31, 1999. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $2.74 and $2.05, respectively for the year ended December 31, 1999. Included in the pro forma year ending December 31, 1998, net income and earnings per share information is a $3.3 million fair market value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Absent this charge, pro forma basic and diluted earnings per share would be approximately $.31 and $.24, respectively, for the year ending December 31, 1998. The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the Acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

4.     FINANCING ARRANGEMENTS

         In connection with the Acquisition, on September 20, 1999, the Company entered into a second amended and restated loan and security agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a: (i) Term Note A in the principal amount of $35.0 million ("Term Note A");
(ii) Term Note B in the principal amount of $15.0 million ("Term Note B"), and a
(iii) $50.0 million Revolving Facility ($60 million, as amended on March 13,

2000). The Senior Credit Facility is collateralized by substantially all the assets of the Company. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to LIBOR plus 3.25%. The LIBOR rate at December 31, 1999 was 6.5%. Principal on the term notes is due and payable quarterly in $1.25 million amounts beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. The Senior Credit Facility requires mandatory prepayment of all borrowings outstanding in the event of a change in control of the Company, as defined. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% on the unused portion of the Revolving Facility.

         At December 31, 1999, the Company had $30.6 million outstanding under its revolving credit facility and had additional borrowings available of approximately $10.5 million, which is based on available collateral. At December 31, 1998, the Company had outstanding borrowings of $9.6 million under its revolving credit loan agreement.

         On September 20, 1999, the Company also issued senior subordinated notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock (Note 6). Interest on the senior subordinate notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is accrued through the issuance of additional notes. Principal is paid in three equal installments on September 20th of 2005, 2006 and 2007. The senior subordinated notes provide for mandatory prepayment in the event of a change in control of the Company, as defined. A debt discount totaling $6.1 million has been recorded with the issuance of the senior subordinated notes, based on the collective estimated fair value of the senior subordinated notes and warrants on the date issued. The discount is being amortized using an interest method as a yield adjustment over the term of the note.

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

         The weighted average interest rate on all short-term borrowings for the years ended December 31, 1999 and 1998, was 8.0% and 8.5%, respectively.

Long-term debt at December 31 consisted of the following (in thousands):

                                                   1999                   1998

Term note A                                    $ 33,750                 $    -
Term note B                                      13,750                      -
Senior subordinated debt                         26,752                      -
Term promissory note (a)                              -                 11,524
Various installment notes payable (b)               441                    909
                                   ---------------------------------------------
                                                 74,693                 12,433
Less current maturities                          10,441                  1,850
                                   ---------------------------------------------
                                               $ 64,252               $ 10,583
                                   ---------------------------------------------

(a) Payable $95,300 monthly, plus interest at the bank's national base rate, plus .25% (8.0% at December 31, 1998), with remaining principal due May 9, 2002. This note was retired in 1999 as part of the recapitalization.

(b) Due dates ranging from April 1999 through March 2004, initially payable $26,467 monthly, including interest at 4.25% to 9.38%. Collateralized by land and equipment.

         Aggregate annual maturities of long-term debt at December 31, 1999, are (in thousands):

     2000                                                           $ 10,441
     2001                                                             10,000
     2002                                                              8,750
     2003                                                              5,000
     2004                                                              5,000
     Thereafter                                                       35,502
                                                       ----------------------
                                                                    $ 74,693
                                                       ======================

         In November 1999, the Company entered into a fixed rate lock agreement of 6.46% for the purpose of establishing an effective interest rate on its amended senior credit facility. The contract was entered into to reduce the risk of future rate fluctuations to the Company. The contract has a notional amount of $25 million. Interest payments receivable and payable under the terms of the interest rate agreement are accrued over the period and are treated as an adjustment of interest expense. The Company does not enter into financial instruments for trading or speculative purposes.

         The fair market value of borrowing under the Senior Credit Facility fixed rate lock agreement and senior subordinated notes approximate their carrying value at December 31, 1999, as their applicable interest rates approximate current market rates.

5.    COMMITMENTS AND CONTINGENCIES

         Litigation - On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company has denied all of Lamson's claims. Although this matter is at an early stage, the Company believes that the outcome of this litigation will not have a material adverse effect on its financial position and future results of operations.

         The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the disposition of present proceedings and claims will not have a material adverse effect on the Company's financial position and results of operations in future periods.

         Leases - The Company has non-cancelable operating leases for certain operating facilities, which expire in 2010. The operating facility leases contain provisions for increasing the monthly rent for changes in the Consumer Price Index (CPI).

         Future minimum lease payments at December 31, 1999, excluding the CPI increases, were (in thousands):

     2000                                                         $      296
     2001                                                                291
     2002                                                                155
     2003                                                                155
     2004                                                                155
     Thereafter                                                          689
                                                       ======================
                                                                  $    1,741
                                                       ======================


         Rent expense under all operating leases was $397,000, $305,000 and $363,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.     PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANT

         On September 20, 1999, as part of the issuance of the senior subordinated notes (Note 4), the Company redeemed $10.0 million of its outstanding 8% convertible preferred stock in exchange for $10.0 million senior subordinated notes and detachable warrants to purchase 597,090 shares of common stock. A loss of approximately $800,000 was recorded for financial reporting purposes (classified with preferred dividends in the statement of operations) on the retirement of the preferred shares, based on the fair value of the senior subordinated note and detachable stock purchase warrant issued in the exchange. In addition, detachable warrants to purchase 1,343,452 shares of common stock were issued in conjunction with the issuance of the $22.5 million senior subordinated note. All of the detachable warrants are exercisable to purchase the Company's common stock or Class B common stock at $0.01 per share and expire in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrantholders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrantholder its proportionate share. Certain affiliates of the Company granted the warrantholders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the warrant holders a put right, whereby in the event of a change of control of the Company, as defined, the warrant holders have the right to require the Company to purchase all or any part of the warrants or shares issuable upon exercise of the warrants.

         During 1997, the Company issued 10,000 shares of redeemable 8% convertible preferred stock at $1,000 per share. The stock was convertible at the holders option at $4.26 per share and had a mandatory redemption at the liquidation preference of $1,000 per share on May 9, 2004. This redeemable 8% convertible preferred stock was redeemed as part of the recapitalization of the Company. The preferred stock was converted into $10.0 million of senior subordinated debt as described in Note 4.

7.     STOCKHOLDERS' EQUITY

         In connection with the Acquisition, the Company entered into various equity transactions with certain officers and directors. The Company sold an aggregate of 353,500 shares of common stock at fair market value, and issued an aggregate of 184,000 shares of restricted stock under company sponsored programs. The Company also granted incentive stock options to purchase an aggregate of 412,500 shares of common stock.

         In the third and fourth quarters of 1999, in connection with the sale of common stock to the Company's directors and officers, the Company accepted promissory notes as partial payment for shares of the Company's common stock purchased. The promissory notes require that the principal balance be paid in full by the fourth quarter of 2004. The promissory notes bear interest at the rate of the Company's Revolving Facility in place during the term of the note. Interest is due beginning on December 30, 1999, continuing on the last day of each calendar year until the promissory note is paid in full. The note is a full recourse obligation of the individual. In prior years, the Company established a program that provided loans to board members and various members of management to purchase shares of the Company. This program has since been terminated. Interest bearing promissory notes totaling $219,000 remain outstanding, collateralized by approximately 85,000 shares purchased.

         In the third and fourth quarters of 1999, restricted stock grants were made to certain officers of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than normal retirement, death or disability. Shares issued were recorded at the market price on the date of grant with the corresponding deferred charge as part of stockholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of December 31, 1999, 184,000 shares of restricted stock were outstanding.

         In September, 1999, the Company repurchased 555,265 shares of common stock and unexercised stock options from a director of the Company for a net aggregate cash purchase price of $1.4 million. The director resigned from the board and relinquished all of his equity ownership in the Company through this transaction. In connection with repurchase, the Company recorded a charge of approximately $838,000 associated with shares reacquired, which had been purchased in fiscal 1999 by the director under stock option arrangements (Note
11).

         During 1998, the Company issued 352,552 shares of common stock for the exercise of stock options and purchased and retired 223,691 shares of common stock. During 1997, the Company issued 80,237 shares of common stock for the exercise of stock options and purchased and retired 17,300 shares of common stock.

         The Series A preferred stock is convertible, at the option of the holder, to common stock at a current conversion ratio of one share of common stock for each share of preferred stock. The preferred stock has voting rights based on the number of shares of common stock into which the preferred stock is then convertible and has a liquidation preference to common stock.

      8.   INCOME TAXES

         Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily related to amounts, which have been deducted for financial statement purposes but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards.

         In the quarters ended June 30, 1999 and September 30, 1999, the Company reversed approximately $2.0 million and $2.1 million, respectively of valuation allowance placed on its deferred tax asset relating to the net operating loss carryforwards. The reversals, totaling $4.1 million, were based on updated expectations about future years' taxable income to reflect continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectations about future taxable income no longer applied. Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years' income is accounted for as a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate of the current year income is recorded over the remainder of the current year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adjustment to the valuation allowance described above were accounted for discretely in the quarters they were made and (b) the Company's federal effective tax rate for the remainder of 1999, excluding the discrete adjustments and the matter described in the following sentences was zero. The deferred tax expense recognized in the quarter ended December 31, 1999 is primarily the result of the earnings of the acquired PWPipe business. Beginning with the first quarter of 2000, the Company expects that its overall effective tax rate will approximate 38%.

         At December 31, 1999, the Company had a net deferred tax asset of approximately $7.4 million. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.

         As part of the allocation of the purchase price of PWPipe, approximately $3.0 million of net deferred tax assets were recorded, of which $1.8 million related to a valuation allowance adjustment related to forecasted utilization of the Company's net operating loss carryforwards by PWPipe. In addition, an original issue discount associated with the issuance of the senior subordinated debt was recorded for financial reporting purposes, which resulted in the recording of a deferred tax liability of approximately $636,000. The remainder of the net deferred tax assets recorded as part of the Acquisition relates primarily to book and tax basis differences associated with the assets acquired, as different methods of allocation of the purchase price were used for tax reporting purposes.

Deferred taxes as of December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                                               1999                 1998
Current deferred taxes:
Accrued bonuses and 401(k) contributions                                  $   1,623               $    -
Warranty reserve                                                                 20                   16
Allowance for doubtful accounts                                                 132                   72
Accrued liabilities                                                             350                  224
Inventory cost capitalization                                                   362                   18
Federal net operating loss carryforwards                                          -                  425
Less valuation allowance                                                          -                 (330)
                                                                 ----------------------------------------
Total                                                                     $   2,487              $   425
                                                                 ========================================
Long-term deferred taxes:
Accrued liabilities                                                       $     479              $     -
LIFO inventory recapture                                                       (130)                (248)
Deferred compensation                                                             -                   31
Excess book over tax depreciation                                               318                 (485)
Non-compete agreement                                                           190                  180
Federal net operating loss carryforwards                                      3,970                9,291
Tax credit carryforwards                                                        213                  451
AMT credit carryforwards                                                        441                   78
Contribution carryforwards                                                       16                    6
Original issue discount                                                        (596)                   -
Less valuation allowance                                                          -               (8,479)
                                                                 ----------------------------------------
Total                                                                     $   4,901               $  825
                                                                 ========================================

         Income tax (benefit) expense for the three years ended December 31, 1999, consists of the following (in thousands):

                                                                            1999       1998            1997

Income before income taxes and extraordinary loss                      $ 11,944      $1,942           $ 759
                                                                  ============= ============  =============
Current                                                                   1,081         154              79
Deferred                                                                 (3,699)          -            (250)
                                                                  ------------- ------------   -------------
Income tax (benefit) expense before extraordinary loss                   (2,618)        154            (171)
Income tax (benefit) from extraordinary loss on debt prepayments              -         (31)              -
                                                                  ------------- ------------   -------------
Income tax (benefit) expense                                           $ (2,618)     $  123           $(171)
                                                                   ============= ============  =============

         A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):


                                                                           1999            1998        1997

Expected federal expense                                                $ 4,150          $  680      $  266
State taxes, net of federal benefit and credits                             451              88          56
Change in valuation allowance                                            (6,926)         (1,849)     (2,806)
Non deductible compensation                                                (287)              -           -
Expiration of net operating loss carryforwards                                -           1,195       2,366
Other                                                                        (6)             40         (53)
                                                                       --------------------------------------
Total                                                                  $ (2,618)         $  154      $ (171)
                                                                       ======================================

         As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.7 million, $5.6 million of which expire in the year ending December 31, 2000, the balance in various amounts through 2012.

9.     EARNINGS PER COMMON SHARE

         Basic earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes conversion of convertible preferred stock as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share:

Year ended December 31, 1999
(in thousands except for per share amounts)                     Income       Shares       Per Share Amount

Income before extraordinary item                               $14,562
Preferred stock dividends and loss on redemption                (1,401)
                                                       ----------------      ------------ ----------------------
Basic EPS:
     Income available to common stockholders                    13,161        6,998       $  1.88
                                                       ----------------      ------------ ----------------------
Effect of dilutive securities:
     Options                                                         -        2,814
                                                       ----------------      ------------ ----------------------
Diluted EPS:
     Income available to common stockholders                   $13,161        9,812       $  1.48
                                                       ================      ============ ======================


         Options to purchase 102,061 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

Year Ended December 31, 1998
(in thousands except for per share amounts)                     Income       Shares       Per Share Amount

Income before extraordinary item                                $ 1,788
Preferred stock dividends                                          (803)
                                                       ---------------- ------------ ----------------------
Basic EPS:
     Income available to common stockholders                    $   985      $ 6,670       $   .15
                                                       ================    ============ ======================
Effect of dilutive securities:
     Options                                                          -          495
                                                       ----------------    ------------ ----------------------
Diluted EPS:
     Income available to common stockholders                     $  985        7,165       $   .14
                                                       ================    ============ ======================

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

Year Ended December 31, 1997
(in thousands except for per share amounts)                     Income       Shares  Per Share Amount

Net income                                                      $  930
Preferred stock dividends                                         (520)
                                                           ---------------- ------------ ----------------------
Basic EPS:
      Income available to common stockholders                      410        6,503      $   .06
                                                           ================  ============ ======================
Effect of dilutive securities:
      Warrants and options                                           -          924
                                                           ----------------  ------------ ----------------------
Diluted EPS:
      Income available to common stockholders                   $  410        7,427      $   .06
                                                           ================  ============ ======================

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

10.   EMPLOYEE BENEFIT PLANS

401(K) PLANS

         The Company's previous 401(k) plans covered substantially all employees. The Company's discretionary contributions to the plan are determined annually by the board of directors. The Company is also required to match a portion of employees' voluntary contributions. Total amounts charged to operations were $821,000, $303,000 and $235,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

RESTRICTED STOCK GRANTS

         In 1999 the Company awarded 184,000 shares of restricted stock grants to certain officers. These shares carry dividend and voting rights. The sale or transfer of the shares is limited during the restricted period. The value of these awards was established by the market price on the date of grant. The restrictions lapse over five years. No restrictions lapsed during the year ended December 31, 1999.

         Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the plan. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying balance sheets and is being amortized ratably over the restricted period.

         Total amounts charged to operations were $30,000, $0, and $96,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION PLANS

         The Company's 1991 and 1997 stock option plans and its nonqualified stock option plan (the Plans) provide for the granting of up to 4.445 million of incentive or non-qualified stock options to key employees. This is inclusive of 547,000 additional common shares which were reserved for grant on September 9, 1999, under the 1997 plan. Generally, options outstanding under the Company's
Plans: (i) are granted at prices equal to the market value of the stock on the date of grant, (ii) vest ratably over a three to five year vesting period, and
(iii) expire over a period not greater than ten years from the date of grant.

         A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the year ended on those dates is presented below (shares in thousands):

                                1999                         1998                          1997
                                        Weighted Average              Weighted Average               Weighted Average
                               Shares    Exercise Price     Shares     Exercise Price      Shares     Exercise Price
                           ---------------------------------------------------------------------------------------------
Outstanding at
Beginning of year               2,067      $1.76            2,040      $1.66               2,126        $1.41
Granted                           413       3.51              532       1.55                   -            -
Exercised                      (1,104)      1.46             (465)      1.03                 (80)         .82
Canceled                         (148)      1.91              (40)      2.00                  (6)         .99
                           ---------------------------------------------------------------------------------------------
Outstanding at end of
year                            1,228       2.61            2,067       1.76               2,040         1.66
                           =============================================================================================
Options exercisable at
year end                          582       2.40            1,510       1.82               1,881         1.60
                           =============================================================================================
Options available for
future grant                      517                         438                            970
                           =============================================================================================
Weighted average fair
value of options granted
during the year                            $2.08                       $1.10                              $ -
                           ---------------------------------------------------------------------------------------------


         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1996, the Company's net income would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             1999            1998             1997

Net income applicable to common stock, as reported                       $ 13,161         $   329          $   410
Net income applicable to common stock, pro forma                           12,819             278              361
Basic earnings per common share
      As reported                                                         $  1.88         $   .05          $   .06
      Pro forma                                                              1.83             .04              .06
Diluted earnings per common share
      As reported                                                         $  1.48         $   .05          $   .06
      Pro forma                                                              1.45             .04              .05

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

                                            1999                  1998
Dividend yield                              -                     -
Expected volatility                         50%                   56%
Expected life of option                     84 months             120 months
Risk free interest rate                     6.17 - 6.39%          4.94 - 5.01%

         The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (shares in thousands):

                       Options Outstanding                                          Options Exercisable
                                           Weighted Average      Weighted Average                    Weighted Average
   Range of Exercise        Number             Remaining             Exercise           Number           Exercise
         Prices          Outstanding       Contractual Life            Price          Exercisable          Price
  ----------------------------------------------------------------------------------------------------------------------

      $       .64             15                  1.3                  $0.64              15              $0.64
      1.50 to 2.2             512                 7.1                   1.68              279              1.80
      2.75 to 3.6             696                 6.1                   3.32              288              3.08
      $      4.62               5                 10.0                  4.62                0                 0
                     -------------------------------------------------------------------------------------------------
                             1,228                                     $2.61              582             $ .40
                     =================================================================================================


 11.  NONRECURRING ITEMS

  (Dollars in Thousands)                                                                        1999               1998
    Costs associated with the PWPipe acquisition, recorded in the third quarter ended September 30,1999:

        Expense incurred in connection with director resignation (Note 6)                        838                  -
        Transaction based compensation                                                           175                  -
        Corporate realignment costs  (a)                                                         800

    Other                                                                                        150                  -
                                                                                   ================== ==================
                                                                                             $ 1,963               $  -
                                                                                   ================== ==================
  Terminated acquisition related costs (b)                                                   $ 1,825               $  -
                                                                                   ================== ==================

  (a) Severance costs in the fourth quarter of 1999 relates to the elimination of redundant positions following the Acquisition. Approximately $785,000 remains as a component of accrued expenses at December 31, 1999.

  (b) On December 11, 1998, the Company entered into an agreement to acquire the polyvinyl chloride (PVC) pipe business of the Lamson & Sessions Co. of Cleveland, Ohio. The Company also signed a merger agreement for a resin manufacturing facility owned and operated by CONDEA Vista Company. In April 1999, the Company terminated its agreements to acquire the polyvinyl chloride
  (PVC) pipe business of The Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In conjunction with the termination of the agreements, the Company recorded a charge associated with the terminated acquisition related costs of $1,825,000 for the year ended December 31, 1999, including $500,000 of estimated costs to be incurred associated with the disposition of this matter.

12.   SEGMENT INFORMATION

         The Company operates in one industry segment as a producer of PVC pipe and fittings and PE pipe and tubing for a wide variety of distributing customers. The Company operates from nine plants located in five states in the western and midwestern United States. The Company's distributing customer base is diverse, with no customer representing greater than 4% of total sales. The Company's distributing customers supply product to a broad range of end user markets, including agricultural and turf irrigation; potable water and sewage transmission; fiber optic, telephone and electrical transmission; natural gas transmission, and industrial and commercial plumbing.

         The Company's sales are primarily within the United States; export sales are insignificant.

13.     Significant Vendor Concentration

         The Company acquires its primary raw materials from various sources. During the years ended December 31, 1999, 1998 and 1997, purchases of primary raw materials from two vendors totaled 79%, 54% and 64%, respectively, of total material purchases. Materials purchased represents the largest component of the Company's cost of sales.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts)

Quarter ended:                                 March            June        September        December       Year Ended

1999
Revenues                                       $19,586       $24,448          $36,162         $73,754         $153,950
Operating income                                 2,229         2,506            2,789          11,144           18,668
Net income                                         330         4,004            3,924           6,304           14,562
Net income available to stockholders               129         3,804            2,925           6,303           13,161
Basic net income per share (a)                     .02           .54              .42             .87             1.88
Diluted net income per share (a)                   .02           .42              .37             .63             1.48

1998
Revenues                                       $18,510       $20,397          $20,757         $14,343          $74,007
Operating income                                   590         1,255            1,965             398            4,208
Net income                                         (50)          490              751             (59)           1,132
Net income available to stockholders              (250)          290              549            (260)             329
Basic net income per share (a)                    (.04)          .04              .08            (.04)             .05
Diluted net income per share (a)                  (.04)          .04              .08            (.04)             .05

(a) The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported on Form 8 - K Current Report dated April 30, 1999, we dismissed Deloitte & Touche LLP as our Independent Accountant and engaged PricewaterhouseCoopers LLP as our new independent public accountant.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 relating to our directors is incorporated by reference to the section labeled "Election of Directors". The information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting - Compliance". These sections appear in our definitive proxy statement for our 2000 Annual Meeting of Shareholders.

    The names, ages and positions of our executive officers are as follows:

      Name                Age                           Position
      ----                ---                           --------
Harry W. Spell             76       Chairman of the Board

William H. Spell           43       Chief Executive Officer and Director

Bruce A. Richard           70       Vice Chairman of the Board

James K. Rash              62       President

Roger R. Robb              50       Chief Financial Officer

Larry I. Fleming           53       Senior Vice President - Sales and Marketing

John R. Cobb               48       Senior Vice President - Operations

Keith H. Steinbru          50       Vice President - Technical Director

Neil R. Chinn              49       Vice President - Human Resources

Dobson West                53       Chief Administrative Officer, General
                                    Counsel and Secretary

         Harry W. Spell has served as our chairman of the board since January 1992. He also served as our chief executive officer from January 1992 to January 1997. In addition, Mr. Spell is the chief financial manager and chairman of the board of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Northern States Power, a Fortune 500 company, from 1949 until August 1988, where he served as senior vice president, finance and chief financial officer. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

         William H. Spell has served as director since January 1992 and as our chief executive officer since January 1997, and served as our president from January 1992 to January 1997. In addition, Mr. Spell is the president of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at John G. Kinnard & Co., a regional investment banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and a M.B.A. degree from the University of Minnesota.

         Bruce A. Richard has served as director since March of 1992 and as our vice chairman since February 1996. He also served as our secretary from mid-1993 to August 1998, as chief financial officer from mid-1993 to February 1996 and treasurer from mid-1993 to March 1998. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as president and chief operating officer of Northern States Power Company, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and is actively involved in other philanthropic organizations.

         James K. Rash was elected our president in September 1999. Previously Mr. Rash was president of PWPipe from 1982 through 1999, prior to our acquisition of PWPipe. Prior to 1982 Mr. Rash managed the pipe business for Simpson Timber Company as vice president of Specialty Products. Mr. Rash has 24 years of experience in the management of the sales and manufacture of plastic pipe. Mr. Rash received a B.S. degree from Iowa State University and a M.B.A. with honors from the University of Oregon.

         Roger R. Robb was elected our chief financial officer in September 1999. Previously Mr. Robb was vice president and controller of PWPipe from 1995 through 1999 and controller of PWPipe from 1984 through 1995. Prior to joining PWPipe in 1982 Mr. Robb was a plant manager for Hercules, Inc. in New York. Mr. Robb received a B.S. degree from Cornell University and a M.B.A. from the University of Oregon. He has also completed the Mahler Advanced Management Skills Program.

         Larry I. Fleming was elected our senior vice president - sales and marketing in September 1999. Previously Mr. Fleming was senior vice president - sales and marketing for PWPipe from 1990 through 1999. Prior to joining PWPipe in 1990, Mr. Fleming was vice president and general manager of the Bend Door and Millwork Company from 1988 through 1990, general manager of panel products for Simpson Timber Company from 1985 through 1988, general manager of Simpson Building Supply from 1982 through 1985 and general manager of Simpson Extruded Plastics Company from 1975 through 1982. Mr. Fleming has 18 years of experience in the plastic pipe industry. Mr. Fleming has received B.A. and M.B.A degrees from the University of Washington.

         John R. Cobb was elected our senior vice president - operations in September 1999. Previously Mr. Cobb was senior vice president - operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 21 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

         Keith H. Steinbruck was elected our vice president - technical director in September 1999. Previously Mr. Steinbruck was vice president - technical director for PWPipe from 1995 through 1999 and technical manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 26 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley's Executive Program for Technical Managers.

         Neil R. Chinn was elected our vice president - human resources in September 1999. Previously Mr. Chinn was vice president - human resources for PWPipe from 1995 through 1999 and employee relations manager for PWPipe from 1986 through 1995. Mr. Chinn received a B.A. degree from the University of

Leicester and M.S. and M.B.A. degrees from the University of Oregon. He has also completed graduate courses at the School of Law, University of Oregon and has attended classes with the American Compensation Association.

         Dobson West has served as our Chief Administrative Officer, General Counsel and Secretary since November 1999. He has served as our secretary since August 1998. In addition, Mr. West is the Chief Operating Officer of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Previously, Mr. West was in the private practice of law for over 20 years and was a shareholder in the law firm of Fredrikson & Byron, PA, who serves as our corporate counsel. Mr. West has a B.A. degree from Williams College and a J.D. degree from the University of Minnesota.

         Harry W. Spell is William H. Spell's father.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the section labeled "Executive Compensation" which appears in our definitive proxy statement for our 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The information required by this item is incorporated by reference to the section labeled "Security Ownership of Principal Shareholders and Management" which appears in the our definitive proxy statement for our 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's definitive proxy statement for its 2000 annual meeting of shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a)  1. Financial Statements

                 See Part II, Item 8 hereof.

              2. Financial Statement Schedule

              Title                                             Schedule
              Valuation and Qualifying Account . . . . . . . . . II

         All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

               3. Exhibits

         See Exhibit Index on page following signatures.

         (b)      Reports on Form 8-K

         We filed the following reports on Form 8-K during the last quarter of 1999:

         1.) On October 4, 1999, we filed a Form 8-K dated September 20, 1999 to report under Item 2 our acquisition of PWPipe, the election of new officers and the recapitalization of the Company.

         2.) On November 12, 1999, we filed an amendment on Form 8-K/A (Amendment No. 1) to the report dated September 20, 1999 to report under Items 7(A) and (B) the financial statements of PWPipe and the proforma financial information.

         3.) On January 10, 2000, we filed a report on Form 8-K dated December 15, 1999 to report under Item 5 the date of our next annual meeting of shareholders.

                                     PART IV

                                     SIGNATURES

         Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE PACIFIC INDUSTRIES, INC.

Dated:  March 9, 2000            By:        /s/ William H. Spell
                                 --------------------------------------------
                                   William H. Spell, Chief Executive Officer

Power of Attorney

         Each person whose signature appears below constitutes and appoints Harry W. Spell and Roger R. Robb his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                Title                                                Date


/s/   William H. Spell                   Chief Executive Officer                              March 9, 2000
----------------------------------------
      William H. Spell                   (Principal Executive Officer)

/s/   Roger R. Robb                      Chief Financial Officer                              March 9, 2000
----------------------------------------
      Roger R. Robb                      (Principal Financial and Accounting Officer)

                                         Director                                             March __, 2000
----------------------------------------
      George R. Long

                                         Director                                             March __, 2000
----------------------------------------
      Richard W. Perkins

/s/   Bruce A. Richard                   Director                                             March 9, 2000
----------------------------------------
      Bruce A. Richard

/s/   Harry W. Spell                     Chairman of the Board                                March 9, 2000
----------------------------------------
      Harry W. Spell

                                  EXHIBIT INDEX
Number          Description

3.1 Articles of Incorporation of the registrant, as amended to date (incorporated by reference to Exhibit 3 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1995 - File No. 0-18050).

3.2 Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-4 - File No. 33-29511).

3.3 Statement of designation of shares of registrant dated May 8, 1997 (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K dated May 19,1997 - File No. 0-18050).

10.1 Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).

10.2 Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).

10.3 Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).

10.4 Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).

10.5 Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.6 Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.7 Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.8 Employment Agreement dated September 16, 1999 between the Registrant and Roger Robb. (Incorporated by reference to Exhibit 10.8 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.9 Employment Agreement dated September 16, 1999 between the Registrant and Keith Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.10 Employment Agreement dated September 16, 1999 between the Registrant and Larry Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.11 Employment Agreement dated September 16, 1999 between the Registrant and Jack Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.12 Employment Agreement dated September 16, 1999 between the Registrant and Neil Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant's Form 8-K dated September 20, 1999 - File No. 0-18080).*

10.13    Registrant's 1991 stock plan (incorporated by reference to Exhibit
         10.22 to the registrant's Form 10-K for the year ended December 31, 1992 - File No. 0-18050).*

10.14 Registrant's 1997 stock option plan (incorporated by reference to Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050).*

10.15 Leveraged Equity Purchase Plan of registrant (incorporated by reference to Exhibit 10.26 to the registrant's Form 10-K for the year ended December 31, 1996 - File No. 0-18050).*

10.16 Employment Agreement dated October 15, 1999, between the Company and James K. Rash. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1999 - File No. 0-18050).*

10.17 Employment Agreement dated November 9, 1999, between the Company and Dobson West.*

10.18 Amendment to the Employment Agreement executed September 16, 1999 between Roger Robb and the Company effective as of December 15, 1999.*

10.19 Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Company effective as of December 15, 1999.*

10.20 Amendment to the Employment Agreement executed September 16, 1999 between Keith Steinbruck and the company effective as of December 15, 1999.*

10.21 Amendment to the Employment Agreement executed September 16, 1999 between James K. Rash and the Company effective as of December 15, 1999.*

10.22 Amendment to the Employment Agreement executed September 16, 1999 between Neil Chinn and the Company effective as of December 15, 1999.*

10.23 Amendment to the Employment Agreement executed September 16, 1999 between Jack Cobb and the Company effective as of December 15, 1999.*

10.24 Amendment to the Employment Agreement executed September 16, 1999 between Larry Fleming and the Company effective as of December 15, 1999.*

10.25 Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Company effective as of December 15, 1999.*

23.1     Consent of Independent Accountants.

23.2     Consent of Independent Accountants.

24 Power of Attorney from certain directors and officers - see "Signatures" on signature page of this Form 10-K.

27       Financial Data Schedule.

* Compensatory plan or arrangement

SCHEDULE II

                        Valuation and Qualifying Accounts

Description                                          Beginning Year Balance   Additions(2)    Deductions(2)     Year End Balance

Allowance for doubtful accounts and sales discounts

   Fiscal year ended December 31, 1999               $2,434,800(1)            $4,988,557(3)   $4,501,457(4)     $2,921,900
   Fiscal year ended December 31, 1998               $203,500                 14,528          19,028            $199,000
   Fiscal year ended December 31, 1997               $195,100                 43,688          35,288            $203,500

Valuation allowance for deferred taxes

   Fiscal year ended December 31, 1999               $8,809,000               -               8,809,000(5)      -
   Fiscal year ended December 31, 1998               $10,657,800              -               1,848,800         $8,809,000
   Fiscal year ended December 31, 1997               $13,637,400              -               2,979,600         $10,657,800

1 Includes allowance for doubtful accounts and discounts of $2,235,800 acquired as part of the acquisition of PW Pipe in September 1999.
2 All activity is in the Company's normal course of business. The significant increase in fiscal year ended December 31, 1999 is due to the growth of the Company resulting from the acquisition of PWPipe.
3 Fiscal year ended December 31, 1999 principally represents amounts charged to revenues. 1998 and 1999 principally represent amounts charged to general and administrative expenses, associated with provisions for bad debts.
4 Primarily sales discounts and allowances.
5 In fiscal year ended December 31, 1999, approximately $1.8 million of the reduction is the result of net operating loss carryforwards recorded in purchase accounting for the acquisition of PWPipe. The balance of the fiscal 1999 reduction is the result of actual or forecasted utilization of net operating loss carryforwards. The reduction in fiscal year ended December 31, 1998 and 1997 is primarily the result of expirations of net operating loss carryforwards of $1,195,000 and $2,366,000 in 1998 and 1997, respectively. The balance of the reductions represent the Company accounting for actual or forecasted utilization of net operating loss carryforwards.