Form 10-Q
period 2000-03-31
EAGLE PACIFIC INDUSTRIES INC/MN
filed 2000-04-24
CIK 852426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

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

                                    Yes X    No_____

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of April 15, 2000 was 7,831,775.

                         EAGLE PACIFIC INDUSTRIES, INC.

                                      INDEX


                                                                       Page No.

PART I.  FINANCIAL INFORMATION..............................................3


  ITEM 1.  CONDENSED FINANCIAL STATEMENTS...................................3

       Condensed Statements of Operations-Three Months Ended March 31,
       2000 and 1999 (Unaudited)............................................3

       Condensed Balance Sheets-March 31, 2000 and December 31, 1999
       (Unaudited)..........................................................4

       Condensed Statements of Cash Flows-Three Months Ended
       March 31, 2000 and 1999 (Unaudited)..................................5

       Notes to Condensed Financial Statements-Three Months
       Ended March 31, 2000 and 1999 (Unaudited)............................6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................10


  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......14


PART II. OTHER INFORMATION.................................................15


  ITEM 1.  LEGAL PROCEEDINGS...............................................15


  ITEM 2.  CHANGES IN SECURITIES...........................................15


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................15


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15


  ITEM 5.  OTHER INFORMATION...............................................15


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................16


  SIGNATURES...............................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

EAGLE PACIFIC INDUSTRIES, INC.
--------------------------------------------------------------------------------

Condensed Statements of Operations - Three Months Ended March 31, 2000 and 1999 (Unaudited)
(In thousands, except per share amounts)


                                                          Three months ended March 31
                                                 ----------------------------------------------
                                                          2000                 1999
                                                 ----------------------- ----------------------
Net sales                                                $92,599              $19,586

Cost of goods sold                                        63,287               14,145
                                                 ----------------------- ----------------------
     Gross profit                                         29,312                5,441

Operating expenses:
     Selling expenses                                      7,167                2,542
     General and administrative expenses                   3,700                  670
                                                 ----------------------- ----------------------
                                                          10,867                3,212
                                                 ----------------------- ----------------------
Operating income                                          18,445                2,229

Other expenses (income)
     Interest expense                                      3,652                  542
     Other, net                                              (63)                   -
     Nonrecurring expenses                                     -                1,325
                                                 ----------------------- ----------------------
                                                           3,589                1,867
                                                 ----------------------- ----------------------
Income before income taxes                                14,856                  362

Income tax expense                                         5,690                   32
                                                 ----------------------- ----------------------
Net income                                                 9,166                  330

Preferred stock dividends                                      -                  201
                                                 ----------------------- ----------------------
Net income applicable to common stock                    $ 9,166              $   129
                                                 ======================= ======================
Net income per common share:
     Basic                                               $  1.21              $   .02
                                                 ======================= ======================
     Diluted                                             $   .87              $   .02
                                                 ======================= ======================

Average number of common shares outstanding:
     Basic                                                 7,585                6,720
     Diluted                                              10,493                7,106




See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
--------------------------------------------------------------------------------

Condensed Balance Sheet - March 31, 2000 and December 31, 1999 (Unaudited) (In thousands, except per share amounts)


                                                                                      March 31, 2000        December 31, 1999
                                                                                  ----------------------- ----------------------
Assets
Current assets:
     Cash and cash equivalents                                                           $  1,600             $  2,669
     Accounts receivable, net                                                              38,171               26,159
     Inventories                                                                           57,370               45,777
     Deferred income taxes                                                                    887                2,487
     Other                                                                                    371                  233
--------------------------------------------------------------------------------- ----------------------- ----------------------
         Total current assets                                                              98,399               77,325
Property and equipment, net                                                                73,828               74,895
Other assets:
     Deferred financing costs, net                                                          4,889                5,300
     Land held for sale                                                                     1,137                1,346
     Goodwill, less accumulated amortization of $621 and $593, respectively                 3,846                3,874
     Deferred income taxes                                                                  1,146                4,901
     Other                                                                                  2,668                  146
--------------------------------------------------------------------------------- ----------------------- ----------------------
         Total other assets                                                                13,686               15,567
--------------------------------------------------------------------------------- ----------------------- ----------------------
Total assets                                                                             $185,913             $167,787
================================================================================= ======================= ======================
Liabilities and Stockholders' Equity
Current liabilities:
     Borrowings under revolving credit facility                                          $ 43,468             $ 30,558
     Current maturities of long-term debt                                                  10,432               10,441
     Accounts payable                                                                      19,011               22,347
     Accrued liabilities                                                                   10,785               12,165
--------------------------------------------------------------------------------- ----------------------- ----------------------
     Total current liabilities                                                             83,696               75,511
Other long-term liabilities                                                                 2,604                   79
Long-term debt, less current maturities                                                    35,000               37,500
Senior subordinated debt                                                                   27,050               26,752
Commitments and contingencies                                                                   -                    -
Redeemable preferred stock; 8% cumulative dividend; convertible; $1,000                         -                    -
   per share liquidation preference; $.01 par value; 10,000 shares authorized; none issued and outstanding
Stock warrants                                                                              5,887                5,887
Stockholders' equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share                     -                   38
   liquidation preference; no par value; 2,000,000 shares authorized; issued and outstanding none and 18,750 shares, respectively
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none                          -                    -
   issued and outstanding
Common stock; $.01 par value; 30,000,000 shares authorized;   issued and                       78                   77
   outstanding 7,826,588 and 7,721,214 shares, respectively
Class B Common stock; $.01 par value; 3,500,000 shares authorized; none                         -                    -
   issued and outstanding
Additional paid-in capital                                                                 39,425               39,013
Unearned compensation                                                                        (569)                (587)
Notes receivable from officers and employees on common stock purchases                     (1,237)              (1,296)
Accumulated deficit                                                                        (6,021)             (15,187)
--------------------------------------------------------------------------------- ----------------------- ----------------------
Total stockholders' equity                                                                 31,676               22,058
--------------------------------------------------------------------------------- ----------------------- ----------------------
Total liabilities and stockholders' equity                                               $185,913             $167,787
================================================================================= ======================= ======================

See accompanying notes to condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
Condensed Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (Unaudited)
(In thousands)

                                                                               Three months ended March 31
                                                                      ----------------------------------------------
                                                                               2000                   1999
                                                                      ----------------------- ----------------------
Cash flows from operating activities:
     Net income                                                                 $9,166                 $330
     Adjustments to reconcile net income to net cash
     used by operating activities:
     Gain on sale of land held for sale                                            (60)                   -
     Loss on disposal of property and equipment                                      -                    2
     Depreciation and amortization                                               1,969                  662
     Amortization of debt issue costs, discounts and premiums                      544                   58
     Receivable provisions                                                        (894)                 164
     Deferred income taxes                                                       5,355                    -
     Noncash compensation                                                          112                    -
     Change in operating assets and liabilities                                (27,179)              (5,914)
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash used in operating activities                                 (10,987)              (4,698)
--------------------------------------------------------------------- ----------------------- ----------------------
Cash flows from investing activities:
     Purchases of property and equipment                                       (1,002)              (1,096)
     Purchases of and improvements to land held for sale                             -                  (90)
     Deferred acquisition costs                                                      -                  237
     Proceeds from property and equipment disposals                                  -                   31
     Proceeds from sale of land held for sale                                      269                    -
     Payments on notes receivable                                                   59                    -
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash used in investing activities                                    (674)                (918)
--------------------------------------------------------------------- ----------------------- ----------------------
Cash flows from financing activities:
     Net borrowings under revolving credit facility                             12,910                5,999
     Repayment of long-term debt                                                (2,509)                (468)
     Issuance of common stock                                                      191                  286
     Payment of preferred stock dividend                                             -                 (201)
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash provided by financing activities                              10,592                5,616
--------------------------------------------------------------------- ----------------------- ----------------------
Net change in cash and cash equivalents                                         (1,069)                   -
Cash and cash equivalents at beginning of period                                 2,669                    -
--------------------------------------------------------------------- ----------------------- ----------------------
Cash and cash equivalents at end of period                                      $1,600                  $ -
--------------------------------------------------------------------- ----------------------- ----------------------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Noncash activities:
         Preferred stock exchanged for common stock                                $38
         Issuance of subordinated debt for interest payment                        163
         Additional paid in capital-stock compensation                             112
         Tax benefits related to stock options                                      90
         Issuance of restricted stock                                               14

See accompanying notes to unaudited condensed financial statements.

EAGLE PACIFIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
Notes to Condensed Financial Statements - Three Months Ended March 31, 2000
and 1999
(Unaudited)

1.       Presentation

         In September, 1999, Eagle Pacific Industries, Inc., ("the Company") acquired Pacific Western Extruded Plastics Company ("PWPipe") as described in
Note 2. The acquisition is included in the December 31,1999, and March 31, 2000, balance sheets and all operating results and cash flows have been included in the statements of operations and cash flow since the acquisition.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three month periods ended March 31, 2000, and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1999.

         Certain reclassifications have been made to the December 31, 1999, condensed balance sheet to conform to the March 31, 2000, presentation. Such reclassifications have no effect on net income or stockholders' equity as previously stated.

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

         The following unaudited pro forma income statement information has been prepared assuming that the acquisition took place on January 1, 1998, consistent with pro forma information included in the notes to the Company's 1999 financial statements, included in its March 2000 Form 10-K. This information assumes the benefit from NOL carryforwards is applied to the purchase price on January 1, 1998, and not included in net income. In addition, pro forma income is taxed at a rate of 38%.

Unaudited Pro Forma Statement of Operations Information (In thousands, except per share amounts):

                                                     Three months ended
                                                       March 31, 1999
                                                  --------------------------
      Net sales                                            $60,647
      Net income                                             1,430
      Basic earning per share                                 $.21
      Diluted earnings per share                              $.15

         Included in the unaudited historical and pro forma 1999 net income and earnings per share information are certain nonrecurring charges associated with a proposed acquisition terminated in the first quarter of 1999. These nonrecurring items reduce pro forma net income by approximately $800,000 for the quarter ended March 31, 1999. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $.33 and $.24, respectively.

         The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the Acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

3.       Inventory

(In thousands)

                                March 31, 2000        December 31,1999
                            ----------------------- ----------------------
Raw materials                       $11,154                $11,795
Finished goods                       46,216                 33,982
                            ----------------------- ----------------------
                                    $57,370                $45,777
                            ======================= ======================

4.       Earnings per Common Share

         The following tables reflect the calculation of basic and diluted earnings per common share ("EPS").

(In thousands, except per share amounts):

                                                                      Period ended March 31, 2000
                                                    --------------------- --------------------- --------------------
                                                                                                    Per Share
                                                           Income                Shares              Amount
                                                    --------------------- --------------------- --------------------
Net income                                                   $9,166
Preferred stock dividends                                         -
                                                    ---------------------
Basic EPS
                                                                                                ====================
Income available to common stockholders                       9,166               7,585                   $1.21
                                                                                                ====================
Effect of dilutive securities
Warrants and options                                                              2,908
                                                                          ---------------------
Diluted EPS
Income available to common stockholders                      $9,166              10,493                    $.87
                                                    ===================== ===================== ====================



         Options to purchase 18,541 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

(In thousands, except per share amounts):


                                                                       Period ended March, 1999
                                                    --------------------- --------------------- --------------------
                                                                                                    Per Share
                                                           Income                Shares               Amount
                                                    --------------------- --------------------- --------------------
Net income                                                   $330
Preferred stock dividends                                    (201)
                                                    ---------------------
Basic EPS
                                                                                                ====================
Income available to common stockholders                      $129                 6,720                  $.02
                                                                                                ====================
Effect of dilutive securities
Warrants and options                                                                386
                                                                          ---------------------
Diluted EPS
Income available to common stockholders                      $129                 7,106                  $.02
                                                    ===================== ===================== ====================


         Options to purchase 425,706 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and the 8% redeemable convertible preferred stock were not assumed at March 31, 1999, since the conversion would have an antidilutive effect on the diluted EPS calculation.

         Both basic and dilutive EPS were computed by dividing the net income applicable to common stock by the weighted average common shares outstanding.

5.       Debt

         On March 13, 2000, the Company amended its $50.0 million revolving credit facility to $60.0 million. The increase in funds available will be used for the operations of the Company.

         The fair market value of borrowing under the senior credit facility fixed rate agreement and senior subordinated notes continue to approximate their carrying value at March 31, 2000, as their applicable interest rates approximate current market rates.

6.       Equity

         During the first quarter of 2000, all 18,750 shares of Series A preferred stock were converted to a like number of shares of common stock.

7.       Taxes

         The income tax provisions for the quarters ended March 31, 2000, and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The 1999 annual effective tax rate estimated as of the quarter ended March 31, 1999, reflected utilization of federal net operating loss carryforwards and state tax credit carryforwards for which no tax benefit had been recognized for financial reporting purposes (that is, a valuation allowance had been provided against the related deferred tax assets). As discussed more fully in the financial statements included in the Company's 1999 annual report on Form 10-K, that valuation allowance was released, and the tax benefits of the carryforwards were recognized, in subsequent quarters of 1999. As a result, the 2000 annual effective tax rate reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

8.       New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company believes implementation of SFAS No. 133 will not have a material effect on earnings and the financial position of the Company.

9.       Litigation

         On July 21, 1999, Lamson & Sessions Co. ("Lamson") filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company has denied all of Lamson's claims. Although this matter is at an early stage, the Company believes that the outcome of this litigation will not have a material adverse effect on its financial position and future results of operations.

10.      Subsequent Event

         In April 2000 the Company announced that it had entered into an agreement to purchase a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona, and certain production equipment. The Company anticipates closing to occur on August 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EAGLE PACIFIC INDUSTRIES, INC.
--------------------------------------------------------------------------------

The following table sets forth items from our Statement of Operations as a percentage of net sales:

                                     Three months ended March 31
                             ----------------------------------------------
                                      2000                  1999
                             ----------------------- ----------------------
Net sales                             100.0%                 100.0%
Cost of goods sold                     68.3                   72.2
Gross profit                           31.7                   27.8
Operating expenses                     11.8                   16.4
Operating income                       19.9                   11.4
Non-operating expense                   3.9                    9.5
Income before income taxes             16.0                    1.8
Income tax expense                      6.1                    0.2
Net income                              9.9%                   1.7%

         We posted record first quarter net sales in 2000, increasing 373% from 1999 to 2000. Our acquisition of PWPipe in September 1999, and increasing pipe prices due to strong demand and increasing raw material prices were responsible for the growth in revenues. Pipe pounds sold rose 218% from 1999 to 2000, and pipe prices increased by 55% during the same period.

         The increase in gross profit, as a percentage of net sales, from 1999 to 2000 is primarily due to a combination of strong demand for pipe, rising resin and pipe prices in 2000, and significant capacity and process improvement investments we made during the past two years being deployed in 1999 and 2000. PVC resin prices increased due to a strong demand for resin and increasing raw material costs. Strong demand for pipe allowed us to increase pipe prices at a rate greater than resin price increases.

         The decrease in operating expenses, as a percentage of net sales, from 1999 to 2000 is the result of increased sales in combination with certain fixed operating expenses.

         The income tax provisions for the quarters ended March 31, 2000, and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The 1999 annual effective tax rate estimated as of the quarter ended March 31,1999, reflected utilization of federal net operating loss carryforwards and state tax credit carryforwards for which no tax benefit had been recognized for financial reporting purposes (that is, a valuation allowance had been provided against the related deferred tax assets). As discussed more fully in the financial statements included in the Company's 1999 Annual Report on Form 10K, that valuation allowance was released, and the tax benefits of the carryforwards were recognized, in subsequent quarters of 1999. As a result, the 2000 annual effective tax rate reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

Supplemental Discussion and Analysis of Pro Forma Results of Operations

         The following is a supplemental discussion and analysis of our pro forma results of operations for the three months ended March 31, 1999, compared with the actual results of operations for the three month period ended March 31, 2000, assuming that the acquisition took place on January 1, 1998, consistent with pro forma information included in the notes to the Company's 1999 financial statements, included in its March 2000 Form 10-K. The pro forma results may not be indicative of results that actually would have occurred had the acquisition taken place at the beginning of the period presented or of results which may occur in the future.

         The following table sets forth our selected pro forma operating statement data:

(In thousands, except per share amounts)


                                                           Three months ended March 31
                                     --------------------------------------------------------------------------
                                                    Amounts                           Percentages
                                     -------------------------------------- -----------------------------------
                                           2000                1999               2000               1999
                                     ------------------ ------------------- ------------------ ----------------
Net sales                                  $92,599            $60,647              100.0%            100.0%
Cost of goods sold                          63,287             44,417               68.3              73.2
Gross profit                                29,312             16,230               31.7              26.8
Operating expenses                          10,867              9,207               11.8              15.2
Operating income                            18,445              7,023               19.9              11.6
Interest expense                             3,652              3,308                4.0               5.5
Other expense (income)                         (63)             1,408                (.1)              2.3
Income before income taxes                  14,856              2,307               16.0               3.8
Income tax expense                           5,690                877                6.1               1.4
Net income                                  $9,166             $1,430                9.9%              2.4%

EPS
Basic                                        $1.21               $.21
Diluted                                      $ .87               $.15

Average shares
Basic                                        7,585              6,804
Diluted                                     10,493              9,325


         The principal factors underlying the changes and trends set forth above in the pro forma and actual results of operations information are consistent with our historical operation information discussed on page 10, with the exception of the decrease in pounds sold of 2% in 2000 as compared to 1999. This decrease is primarily a result of adverse weather conditions that occurred during the late winter in the western United States, that inhibited many contractors' ability to install pipe. However, selling prices have increased due to increases in the price of PVC resin and strong demand for finished goods over the last twelve months. In addition, we have realized the result of significant capacity and process improvement investments made by both PWPipe and Eagle over the last two years being deployed in 1999 and 2000.

         The pro forma results of operations reflect a pro forma interest expense at rates that approximate that which we would have experienced on pro forma debt levels that would have been outstanding over the pro forma period. The pro forma results do not reflect any anticipated cost savings or any synergies that are anticipated from our acquisition of PWPipe, and there can be no assurance that any such cost savings will occur.

         Had our acquisition been consummated on January 1, 1998, we believe the valuation allowances related to deferred tax assets for our net operating loss carryforwards would have been decreased at that date as part of the purchase accounting for the acquisition. Accordingly, the pro forma results of operations reflect a consistent pro forma overall effective income tax rate of 38%.

         Included in the unaudited historical and pro forma first quarter 1999 net income and earnings per share information is a nonrecurring charge related to the termination of a proposed acquisition during that time period. This nonrecurring item reduces historical and pro forma net income by approximately $800,000. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $.33 and $.24, respectively, for the three months ended March 31, 1999.

Financial Condition

         We had working capital of $14.7 million at March 31, 2000, and had excess borrowing capacity under our Revolving Credit Facility of $15.4 million.

         Cash used in operating activities was $11.0 million in the first quarter of 2000 compared to $4.7 million in 1999. The primary use of net cash associated with operating activities was to fund the growth in accounts receivable as a result of increased sales, and the related seasonal growth in inventories.

         We used $.7 million and $.9 million for investing activities for the three months ended March 31, 2000 and 1999, respectively. The primary use of cash in 1999 and 2000 was capital expenditures.

         Cash provided by financing activities was $10.6 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase is a direct result of increased borrowings under the revolving credit facility to fund working capital needs associated with growth.

         We had commitments for capital expenditures of approximately $1 million at March 31, 2000, which will be funded from operating profits. Additional sources of liquidity, if needed, include our revolving credit line, additional long-term debt financing, and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         On April 6, 2000, we announced the signing of purchase agreements to acquire a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona, and certain production equipment located in the facility from Uponor ETI. The acquisition is expected to close on August 31, 2000. Uponor had previously announced its intention to sell the facility in conjunction with capacity additions in its other facilities. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. We will initially focus on the waterworks market, but expect to add other product lines over time. While the volume for 2000 will not be significant, we expect the production from the Phoenix facility will grow into approximately 60 million pounds, matching that of our other facilities. Both Eagle and Uponor believe there will be no disruption in the operations of the facility as a result of this transaction.

Outlook

         The statements contained in the paragraph immediately above and set forth below in this Outlook section are based on our current expectations. These statements are forward-looking, and actual results may differ materially from our current expectations.

         We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been able to, and expect in the future to be able to, grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

         Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe that supply and demand in the plastic pipe industry is currently balanced. We also believe that the demand for PVC resin will be greater than its supply at certain times in the year 2000 and, at these times, there may be shortages of PVC resin.

         Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically, the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over nine billion pounds to almost 16 billion pounds today. Published PVC resin prices have fluctuated from a high of about $.44 per pound in 1988 to about $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of about $.25 per pound in 1999 to about $.34 per pound at the end of March 2000. Except for incremental capacity increases at existing facilities, the only announced new PVC resin capacity is a new 1.3 billion pound facility scheduled to commence operations in 2001.

         While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand driving prices and gross margins down. These conditions could result from a general economic slowdown either domestically or elsewhere in the world or capacity increases in either the PVC resin or PVC pipe markets. As a result of the size of both the PVC resin and PVC pipe markets and the consolidation that has occurred in these industries, we believe that fluctuations in prices from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

         At March 31, 2000, we had a net deferred tax asset of approximately $2.0 million, including significant net operating loss carryforwards (NOLs). The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that we can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. We have and will continue to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

         The statements contained in these Outlook and Year 2000 (Y2K) Compliance sections are forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost and supply fluctuations, inflation, lower than expected economic growth, competition, availability of working capital and adverse weather conditions.

Year 2000 (Y2K) Compliance

         We have not experienced any disruption to our business as a result of Y2K issues. In addition, we are not aware of any business disruption related to major vendors or customers as a result of their non-compliance with Y2K issues. We do not expect any Y2K issues to arise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $66 million of our $88 million of long-term variable rate debt at March 31, 2000. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $660,000.

         We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement ("the Contract") for three years with a LIBOR rate of 6.46%. The Contract has a notional amount of $22.5 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company has denied all of Lamson's claims. Although this matter is at an early stage, the Company believes that the outcome of this litigation will not have a material adverse effect on its financial position and future results of operations.

ITEM 2.  CHANGES IN SECURITIES

         In February 2000 the Company issued an aggregate of 2,500 shares of Common Stock as restricted stock grants made to certain employees in consideration of their services to the Company. The issuance of such stock was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. A restrictive securities legend has been placed on the certificates representing the shares.

         In February 2000 the Company issued 6,250 shares of Common Stock in consideration of the conversion of 6,250 shares of Preferred Stock. The issuance of such stock was deemed to be exempt from the registration under the Securities Act of 1933 by virtue of Section 3(a)(9) thereof.

         In March 2000 the Company issued 12,500 shares of Common Stock in consideration of the conversion of 12,500 shares of Preferred Stock. The issuance of such stock was deemed to be exempt from the registration under the Securities Act of 1933 by virtue of Section 3(a)(9) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit Number             Description

                 10.1 Sales Agreement between ___________ ____________ and the Company effective January 1, 2000.
                                            Confidential treatment has been
                                            requested on portions of this
                                            document.

                 10.2 Sales Agreement between __________ and the Company dated January 1, 2000. Confidential treatment has been requested on portions of this document.

                 27                         Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

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

Dated: April 24, 2000