Form 10-Q
period 2000-06-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 2000-07-31
CIK 852426

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to _______________


                         Commission File Number 0-18050

                                 PW EAGLE, INC.
             (Exact name of registrant as specified in its Charter)

        MINNESOTA                                     41-1642846
     (State of incorporation)               (I.R.S. Employer Identification No.)
                      222 South Ninth Street, Suite 2880
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 305-0339

                         Eagle Pacific Industries, Inc.
                      333 South Seventh Street, Suite 2430
                          Minneapolis, Minnesota 55402
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes         X        No
                                        --------           ---------

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of July 24, 2000 was 8,061,275.

================================================================================

                                 PW EAGLE, INC.

                                      INDEX


                                                                        Page No.
PART I.    FINANCIAL INFORMATION

  ITEM 1.  CONDENSED FINANCIAL STATEMENTS......................................3

           Condensed Statements of Operations -Three and Six Months Ended
             June 30, 2000 and 1999 (Unaudited)................................3
           Condensed Balance Sheets -June 30, 2000 and December 31, 1999
             (Unaudited).......................................................4
           Condensed Statements of Cash Flows -Six Months Ended June 30, 2000
             and 1999 (Unaudited)..............................................5
           Notes to Condensed Financial Statements -Three and Six Months Ended
             June 30, 2000 and 1999 (Unaudited)................................6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................11


  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16


PART II.   OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS..................................................16


  ITEM 2.  CHANGES IN SECURITIES..............................................16


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................16


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................17


  ITEM 5.  OTHER INFORMATION..................................................17


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................17


  SIGNATURES..................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

--------------------------------------------------------------------------------------------------------------------------------

Condensed Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)
(In thousands, except per share amounts)

                                                         Three months ended June 30           Six months ended June 30
                                                      ----------------------------------------------------------------------
                                                            2000             1999              2000              1999
                                                      ----------------------------------------------------------------------
Net sales                                                 $106,748           $24,448         $199,347           $44,034

Cost of goods sold                                          70,087            18,216          133,374            32,361
                                                      ----------------------------------------------------------------------

     Gross profit                                           36,661             6,232           65,973            11,673

Operating expenses:
     Selling expenses                                        8,054             2,953           15,221             5,496
     General and administrative expenses                     3,462               773            7,162             1,442
                                                      ----------------------------------------------------------------------
                                                            11,516             3,726           22,383             6,938
                                                      ----------------------------------------------------------------------

Operating income                                            25,145             2,506           43,590             4,735

Other (income) expense:
     Interest expense                                        3,639               541            7,291             1,103
     Other, net                                               (183)             (171)            (246)             (191)
     Nonrecurring  expenses                                    300                 -              300             1,325
                                                      ----------------------------------------------------------------------
                                                             3,756               370            7,345             2,237
                                                      ----------------------------------------------------------------------

Income before income taxes                                  21,389             2,136           36,245             2,498

Income tax expense (benefit)                                 8,190            (1,868)          13,880            (1,836)
                                                      ----------------------------------------------------------------------

Net income                                                  13,199             4,004           22,365             4,334

Preferred stock dividends                                        -               200                -               401
                                                      ----------------------------------------------------------------------

Net income available for common stockholders               $13,199            $3,804          $22,365            $3,933
                                                      ======================================================================

Net income per common share:
     Basic                                                   $1.70             $.54             $2.91              $.57
     Diluted                                                 $1.24             $.42             $2.12              $.45

Weighted average number of common and common
  equivalent shares outstanding:
     Basic                                                   7,763             7,015            7,674             6,868
     Diluted                                                10,682             9,629           10,558             9,553


See accompanying notes to condensed financial statements.

PW EAGLE, INC.
--------------------------------------------------------------------------------------------------------------------------------

Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (Unaudited)
(In thousands, except per share amounts)

                                                                                      June 30, 2000         December 31, 1999
                                                                                  ----------------------------------------------
Assets
Current assets:

     Cash and cash equivalents                                                         $    1,387           $    2,669
     Accounts receivable, net                                                              37,789               26,159
     Inventories                                                                           64,212               45,777
     Deferred income taxes                                                                    642                2,487
     Other                                                                                    363                  233
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             104,393               77,325
Property and equipment, net                                                                72,853               74,895
Other assets                                                                               12,752               15,567
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                           $  189,998           $  167,787
================================================================================================================================

Liabilities and Stockholders' Equity Current liabilities:
     Borrowings under revolving credit facility                                        $   31,312           $   30,558
     Current maturities of long-term debt                                                  10,423               10,441
     Accounts payable                                                                      14,793               22,347
     Accrued liabilities                                                                   19,084               12,165
--------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         75,612               75,511
Other long-term liabilities                                                                 2,631                   79
Long-term debt, less current maturities                                                    32,500               37,500
Senior subordinated debt                                                                   27,387               26,752
Commitments and contingencies
Redeemable preferred stock; 8% cumulative dividend; convertible; $1,000                         -                    -
  per share liquidation preference; $.01 par value; 10,000 shares authorized; none issued and outstanding
Stock warrants                                                                              5,887                5,887

Stockholders' equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share                     -                   38
  liquidation preference; no par value; 2,000,000 shares authorized; issued and outstanding none and 18,750 shares, respectively
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none                          -                    -
  issued and outstanding
Common stock; $.01 par value; 30,000,000 shares authorized; issued and                         80                   77
  outstanding 8,061,275 and 7,721,214 shares, respectively
Class B Common stock; $.01 par value; 3,500,000 shares authorized; none                         -                    -
  issued and outstanding
Additional paid-in capital                                                                 40,468               39,013
Unearned compensation                                                                        (537)                (587)
Notes receivable from officers and employees on common stock purchases                     (1,208)              (1,296)
Retained earnings/(accumulated deficit)                                                     7,178              (15,187)
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 45,981               22,058
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $  189,998           $  167,787
================================================================================================================================

See accompanying notes to condensed financial statements.

PW EAGLE, INC.

----------------------------------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (Unaudited)
(In thousands)

                                                                                Six months ended June 30
                                                                      ----------------------------------------------
                                                                               2000                   1999
                                                                      ----------------------------------------------
Cash flows from operating activities:

     Net income                                                                $22,365               $4,334
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Gain on sale of land held for sale                                           (241)                (164)
     Depreciation and amortization                                               4,015                1,216
     Amortization of debt issue costs, discounts and premiums                    1,075                   96
     Receivable provisions (recoveries)                                           (177)                 167
     Deferred income taxes                                                       6,041               (2,000)
     Noncash compensation                                                          444                    -
     Change in operating assets and liabilities                                (29,971)              (2,628)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                               3,551                1,021
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                        (3,155)              (1,897)
     Purchase of and improvements to land held for sale                              -                 (144)
     Deferred acquisition costs                                                      -                  237
     Proceeds from property and equipment disposals                                  -                   68
     Proceeds from sale of land held for sale                                      581                  523
     Payments on notes receivable                                                   88                    -
     Purchase price reduction, litigation recovery                               1,000                    -
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  (1,486)              (1,213)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net borrowings under revolving credit facility                                753                1,141
     Repayment of long-term debt                                                (5,018)                (834)
     Issuance of common stock through exercise of stock options                    918                  286
     Payment of preferred stock dividend                                             -                 (401)
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                    (3,347)                 192
----------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                         (1,282)                   -
Cash and cash equivalents at beginning of period                                 2,669                    -
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $ 1,387               $    -
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Significant noncash investing and financing activities:
     Preferred stock exchanged for common stock                                $    38
     Issuance of subordinated debt for interest payment                            327
     Additional paid in capital-stock compensation                                 380
     Tax benefits related to stock options                                         110
     Issuance of restricted stock                                                   14

See accompanying notes to unaudited condensed financial statements.

PW EAGLE, INC.
--------------------------------------------------------------------------------

Notes to Condensed Financial Statements - Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

1.       Presentation

         On June 15, 2000, Eagle Pacific Industries, Inc., changed its name to PW Eagle, Inc., ("the Company"). On June 19, 2000, the Company's stock began trading on the NASDAQ National Market with the symbol PWEI.

         In September 1999, Eagle Pacific Industries Inc., acquired Pacific Western Extruded Plastics Company ("PWPipe") as described in Note 2. The acquisition is included in the June 30, 2000, and December 31, 1999, balance sheets and all operating results and cash flows have been included in the statements of operations and cash flow since the acquisition.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1999.

         Certain reclassifications have been made to the December 31, 1999 condensed balance sheet to conform to the June 30, 2000 presentation. Such reclassifications have no effect on net income or stockholders' equity as previously stated.

2.       Acquisition

         Effective as of September 16, 1999, the Company acquired all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe was merged into the Company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of PWPipe for the period subsequent to the consummation of the acquisition are included in the accompanying financial statements.

         The following unaudited pro forma income statement information has been prepared assuming that the acquisition took place on January 1, 1998, consistent with pro forma information included in the notes to the Company's 1999 financial statements included in its Form 10-K for the fiscal year ended December 31, 1999. This information assumes the benefit from net operating loss carryforwards is applied to the purchase price on January 1, 1998, and is not included in net income. In addition, pro forma income is taxed at a rate of 38%.

Unaudited Pro Forma Statements of Operations Information (In thousands, except per share amounts):


                                                                       Three months ended          Six months ended
                                                                          June 30, 1999              June 30, 1999
                                                                    -----------------------------------------------------
   Net sales                                                                  $77,212                   $137,859
   Net income                                                                 $ 4,247                   $  5,677
   Basic earning per share                                                    $   .57                   $    .79
   Diluted earnings per share                                                 $   .44                   $    .59


         Included in the unaudited historical and pro forma 1999 net income and earnings per share information are certain nonrecurring charges associated with a proposed acquisition terminated in the first quarter of 1999. These nonrecurring items reduce historical and pro forma net income by approximately $800,000 for the six months ending June 30, 1999. Absent these nonrecurring charges, pro forma basic and diluted earnings per share for the six months ended June 30, 1999 would be approximately $.90 and $.67, respectively.

         The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

3.       Balance Sheet Information

         Inventories at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                          June 30, 2000         December 31, 1999
                                                                      ----------------------------------------------
Raw materials                                                                 $12,230                $11,795
Finished goods                                                                 51,982                 33,982
                                                                      ----------------------------------------------
                                                                              $64,212                $45,777
                                                                      ==============================================

         Other assets at June 30, 2000 and December 31,1999 are as follows (in thousands):

                                                                          June 30, 2000         December 31, 1999
                                                                      ----------------------------------------------
Deferred financing costs, net                                                 $ 4,532                $ 5,300
Land held for sale                                                              1,006                  1,346
Goodwill, less accumulated amortization of $649 and $593,
     respectively                                                               3,819                  3,874
Deferred income taxes                                                             705                  4,901
Other                                                                           2,690                    146
                                                                      ----------------------------------------------
                                                                              $12,752                $15,567
                                                                      ==============================================

4.       Earnings per Common Share

         The following shows the determination of income for the calculation of the earnings per share (in thousands):

                                              Three months ended June 30             Six months ended June 30
                                                2000               1999               2000              1999
                                          --------------------------------------------------------------------------

Net income                                  $13,199              $4,004            $22,365            $4,334

Less preferred stock dividends                    -                 200                  -               401
                                          --------------------------------------------------------------------------

Income available for common
stockholders, basic                          13,199               3,804             22,365             3,933

Preferred stock dividends                         -                 200                  -               401

                                          --------------------------------------------------------------------------
Income available for common
Stockholders, diluted                       $13,199              $4,004            $22,365            $4,334
                                          ===========================================================================

         The following table shows the determination of the number of common and common equivalent shares used in the earnings per share calculation (in thousands):

                                              Three months ended June 30             Six months ended June 30
                                                2000               1999               2000              1999
                                          --------------------------------------------------------------------------

Number of common shares, basic                7,763               7,015              7,674             6,868

Restricted stock                                186                                    186

Shares issued on the assumed exercise
of stock options                                794                 248                759               319

Shares issued on the assumed exercise
of stock warrants                             1,939                                  1,939

Shares issued on the assumed conversion
of preferred stock                                -               2,366                                2,366
                                          --------------------------------------------------------------------------

Number of common and common equivalent
shares, diluted                              10,682               9,629             10,558             9,553
                                          ===========================================================================


         Options to purchase 354,275 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Conversion of the 7% convertible preferred stock and the 8% redeemable convertible preferred stock were not assumed at June 30, 1999, since the conversion would have an antidilutive effect on the diluted earnings per share calculation.

5.       Debt

         On March 15, 2000, we amended our $50.0 million revolving credit facility to $60.0 million to increase the funds available for the operation of the Company. The revolving credit facility reverted to $50.0 million on June 16, 2000, to more appropriately reflect our requirements.

         The fair market value of long term debt continues to approximate the carrying value at June 30, 2000, as the applicable interest rates approximate current market rates.

6.       Equity

         During the first quarter of 2000, all 18,750 shares of Series A preferred stock were converted to a like number of shares of common stock.

7.       Taxes

         The income tax provisions for the six months ended June 30, 2000 and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The annual effective tax rate for 2000 reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

         As discussed more fully in the financial statements included in the Company's 1999 Annual Report on Form 10-K, in the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance related to the Company's deferred tax assets. The reversal was based on continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States, (a) the portion of the decrease in valuation related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. In addition, the valuation allowance reversal of $2.0 million in the quarter ended June 30, 1999, relates to the change in estimate of future years' income.

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

9.       Litigation Matters

         On July 21, 1999, Lamson & Sessions Co. ("Lamson") filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division, to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC business. As set forth in the complaint, Lamson is seeking nearly $1 million in fees and expenses, plus an undetermined amount of damages. The Company has denied all of Lamson's claims. Although this matter is at an early stage, the Company believes that the outcome of this litigation will not have a material adverse effect on its financial position and future results of operations.

         On May 26, 2000, the Company received a $1.2 million settlement payment for "lost profits or business-related economic harm" from an action brought by the Company against certain responsible parties. This action was associated with environmental contamination to the Company's Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by the Company. This property was acquired as part of the September 16, 1999 acquisition of PWPipe. Approximately $1 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was recorded as an offset to litigation costs incurred in fiscal 2000. The Company is not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

10.      Plant Acquisition

         In April 2000, the Company announced that it had entered into agreements to purchase a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona, and certain related production equipment. The Company anticipates closing to occur on July 31, 2000. Capital expenditures, including funding the planned July 31, 2000 closing, as well as the procurement of additional equipment are expected to total $13.0 million over the period beginning in the second half of fiscal 2000 through fiscal 2001. The Company intends to fund this expansion from operating profits, and, if needed, from the Company's revolving credit line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.
----------------------------------------------------------------------------------------------------------------------

The following table sets forth items from our Statements of Operations as a percentage of net sales:

                                              Three months ended June 30             Six months ended June 30
                                          ---------------------------------------------------------------------------
                                                2000               1999               2000              1999
                                          ---------------------------------------------------------------------------
Net sales                                       100.0%              100.0%             100.0%            100.0%
Cost of goods sold                               65.7                74.5               66.9              73.5
Gross profit                                     34.3                25.5               33.1              26.5
Operating expenses                               10.7                15.2               11.2              15.8
Operating income                                 23.6                10.3               21.9              10.7
Other expenses                                    3.6                 1.5                3.7               5.1
Income before income taxes                       20.0                 8.8               18.2               5.6
Income tax expense (benefit)                      7.6                (7.6)               7.0              (4.2)
Net income                                       12.4%               16.4%              11.2%              9.8%

         We posted record net sales for the three and six month periods ending June 30, 2000, increasing 337% and 353%, respectively, compared to the same periods in 1999. Our acquisition of PWPipe in September 1999, and increasing pipe prices due to strong demand and increasing raw material prices were responsible for the growth in revenues. Pipe pounds sold for the three and six month periods ending June 30, 2000 rose 188% and 201%, respectively, compared to the same periods in 1999. In addition, pipe prices for the three and six month periods ending June 30, 2000 increased 52% and 50%, respectively, as compared to the same periods in 1999.

         Gross profits, as a percentage of net sales, increased for the three and six month periods ending June 30, 2000, by 8.8% and 6.6%, respectively, as compared to the same periods in 1999. The increase in gross profit is primarily due to a combination of strong demand for pipe, rising resin and pipe prices, and significant capacity and process improvement investments we made during the past two years being deployed in 1999 and 2000. PVC prices increased due to a strong demand for resin and increasing raw material costs, and strong demand for pipe allowed us to increase pipe prices at a rate greater than resin price increases. In addition, we continue to recognize synergies from the integration of the Eagle Pacific and PWPipe businesses.

         Operating expenses, as a percentage of net sales, decreased for the three and six month periods ending June 30, 2000 by 4.5% and 4.6%, respectively, compared to the same periods in 1999. The decrease in operating expenses is the result of a strong focus on cost control, and increased sales in combination with certain fixed operating expenses.

         The income tax provisions for the six months ended June 30, 2000 and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The annual effective tax rate for 2000 reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

         As discussed more fully in the financial statements included in the Company's 1999 Annual Report on Form 10-K, in the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance related to the Company's deferred tax assets. The reversal was based on continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States, (a) the portion of the decrease in valuation related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. In addition, the valuation allowance reversal of $2.0 million in the quarter ended June 30, 1999, relates to the change in estimate of future years' income.


Supplemental Discussion and Analysis of Pro Forma Results of Operations

         The following is supplemental discussion and analysis of our pro forma results of operations for the three month and six month periods ending June 30, 1999, compared with the actual results of operations for the three and six month periods ended June 30, 2000, assuming that the acquisition took place on January 1, 1998, consistent with pro forma information included in the notes to the Company's 1999 financial statements included in its Form 10-K for the fiscal year ended December 31, 1999. The pro forma results may not be indicative of results that actually would have occurred had the acquisition taken place at the beginning of the period presented or of results which may occur in the future.

         The following table sets forth our selected pro forma operating statement data for the three and six months ended June 30, 1999 compared to actual results for the comparable periods in 2000:

(In thousands, except per share amounts)

                                                           Three months ended June 30
                                     --------------------------------------------------------------------------
                                                    Amounts                           Percentages
                                     --------------------------------------------------------------------------
                                           2000                1999               2000               1999
                                     --------------------------------------------------------------------------
Net sales                                 $106,748            $77,212              100.0%            100.0%
Cost of goods sold                          70,087             56,746               65.7              73.5
Gross profit                                36,661             20,466               34.3              26.5
Operating expenses                          11,516             10,904               10.7              14.1
Operating income                            25,145              9,562               23.6              12.4
Interest expense                             3,639              2,834                3.4               3.7
Other                                          117               (122)                .2              (0.2)
Income before income taxes                  21,389              6,850               20.0               8.9
Income tax expense                           8,190              2,603                7.6               3.4
Net income                                 $13,199             $4,247               12.4%              5.5%

EBITDA                                     $27,075            $11,523               25.4%             14.9%

Earnings per share
      Basic                                 $1.70                $.57
      Diluted                               $1.24                $.44

Weighted average common and common
equivalent shares outstanding
      Basic                                  7,763              7,348
      Diluted                               10,682              9,712



                                                            Six months ended June 30
                                     --------------------------------------------------------------------------
                                                    Amounts                           Percentages
                                     --------------------------------------------------------------------------
                                           2000                1999               2000               1999
                                     --------------------------------------------------------------------------
Net sales                                 $199,347           $137,859              100.0%            100.0%
Cost of goods sold                         133,374            101,163               66.9              73.4
Gross profit                                65,973             36,696               33.1              26.6
Operating expenses                          22,383             20,111               11.2              14.6
Operating income                            43,590             16,585               21.9              12.0


Interest expense                             7,291              6,142                3.7               4.5
Other                                           54              1,286                -                 0.9
Income before income taxes                  36,245              9,157               18.2               6.6
Income tax expense                          13,880              3,480                7.0               2.5
Net income                                $ 22,365           $  5,677               11.2%              4.1%

EBITDA                                    $ 47,551           $ 18,963               23.9%             13.8%

Earnings per share
      Basic                                $ 2.91               $ .79
      Diluted                              $ 2.12               $ .59

Weighted average common and common
equivalent shares outstanding
      Basic                                  7,674              7,201
      Diluted                               10,558              9,636


         The principal factors underlying the changes and trends set forth above in the pro forma and actual results of operations information are consistent with our historical operation information discussed earlier in this section, with the exception of the decrease in pounds sold during the three and six month periods ending June 30, 2000 of 15% and 9%, respectively, as compared to the same periods in 1999 on a pro forma basis. This decrease is primarily a result of adverse weather conditions that occurred during the late winter in the western United States that inhibited many contractors' ability to install pipe, inventory corrections by pipe distributors, and, we believe, rising interest rates that have inhibited housing starts and some major construction projects. This decrease in sales is primarily restricted to the potable water and sewer market. However, selling prices have increased due to increases in the price of PVC resin and strong demand for finished goods over the last twelve months. In addition, we have realized the result of significant capacity and process improvement investments made by both PWPipe and Eagle Pacific Industries, Inc. over the last two years being deployed in 1999 and 2000.

         "EBITDA" represents income before interest, taxes, depreciation and amortization. EBITDA, as a percentage of net sales increased for the three and six month periods ending June 30, 2000 by 10.5% and 10.1%, respectively, compared to the pro forma results for the same periods in 1999. Historical EBITDA for the three and six month periods ending June 30, 1999 was $3,233 and $4,698, respectively.

         The pro forma results of operations reflect pro forma interest expense at rates that approximate that which we would have experienced on pro forma debt levels that would have been outstanding over the pro forma period. The pro forma results do not reflect any anticipated cost savings or any synergies that are anticipated from our acquisition of PWPipe, and there can be no assurance that any such cost savings will occur.

         Had our acquisition been consummated on January 1, 1998, we believe the valuation allowances related to deferred tax assets for our net operating loss carryforwards would have been decreased at that date as part of the purchase accounting for the acquisition. Accordingly, the pro forma results of operations reflect a consistent pro forma overall effective income tax rate of 38%.

         Included in the unaudited historical and pro forma six month period ended June 30, 1999 net income and earnings per share information is a nonrecurring charge related to the termination of a proposed acquisition during the first quarter of 1999. This nonrecurring item reduces historical and pro forma net income by approximately $800,000. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $.90 and $.67, respectively, for the six months ending June 30, 1999.

Financial Condition

         We had working capital of $28.8 million at June 30, 2000, and had excess borrowing capacity under our revolving credit facility of $19.2 million.

         Cash generated by operating activities was $3.6 million in the first six months of 2000 compared to $1.0 million in 1999. The $3.6 million cash generated by operations is net of $30.0 million of cash used in operating activities primarily to fund the growth in accounts receivable, as a result of increased sales, and growth of inventories.

         We used $1.5 million and $1.2 million for investing activities for the six months ended June 30, 2000 and 1999, respectively. The primary use of cash in 2000 and 1999 was capital expenditures.

         Financing activities used cash of $3.3 million in 2000, and provided $.2 million in 1999 for the six months ended June 30, 2000 and 1999, respectively. The increase of cash used in 2000 is a direct result of increased borrowings under the revolving credit facility to fund working capital needs associated with growth.

         We had commitments for capital expenditures of approximately $2.2 million at June 30, 2000, which are expected to be funded from operating profits. This excludes planned expenditures associated with our acquisition and expansion of a manufacturing facility located in Phoenix, as discussed in the following paragraph. Additional sources of liquidity, if needed to fund capital expenditures, include our revolving credit line, additional long-term debt financing and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         On April 6, 2000, we announced the signing of purchase agreements to acquire a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona and certain related production equipment located in the facility from Uponor ETI (Uponor). The acquisition is expected to close on July 31, 2000. Uponor had previously announced its intention to sell the facility in conjunction with capacity additions in its other facilities. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. While the volume for 2000 will not be significant, we expect the production from the Phoenix facility will grow to approximately 65 million pounds to match that of our other facilities. Total capital expenditures, including funding the planned July 31, 2000 closing, as well as the procurement of additional equipment are expected to total $13.0 million, over the period beginning in the second half of fiscal 2000 through fiscal 2001. We intend to fund this expansion from operating profits, and, if needed, our revolving credit line.


Outlook

         The statements contained above and set forth below in this Outlook section are based on our current expectations. These statements are forward-looking, and actual results may differ materially from our current expectations.

         We continue to experience strong demand for our electrical, telecommunications and irrigation products, but during the last six months there has been a softening of demand for our potable water and sewer products. We believe that our industry is becoming more rational and is less likely to experience the large cyclical swings that it has experienced in the past. In addition, our long-term strategy of having both geographical and product line diversity should also moderate the cyclical swings. Our belief is based in part on the results of the last six months. Although the demand for waterworks products has softened, the price has not seen the large fluctuations that we have experienced historically. In addition, the strength of the electrical and telecommunications product lines has more than offset the softness in the waterworks marketplace.

         We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been, and expect in the future to be, able to grow at rates in excess of the industry averages, due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

         Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe that supply and demand in the plastic pipe industry is currently balanced. Industry experts are not predicting any significant increases or decreases in resin prices for the balance of the year. Consequently, absent a slowdown in the economy that impacts our industry, we would expect to experience generally stable prices for our products and strong results for the balance of 2000.

         Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over nine billion pounds to almost 16 billion pounds today. Published PVC resin prices have fluctuated from a high of about $.44 per pound in 1988 to about $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of about $.25 per pound in 1999 to about $.40 per pound at the end of June 2000. Except for incremental capacity increases at existing facilities, the only announced new PVC resin capacity in the industry is a new 1.3 billion pound facility scheduled to commence operations in 2001.

         While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand driving prices and gross margins down. These conditions could result from a general economic slowdown either domestically or elsewhere in the world or capacity increases in either the PVC resin or PVC pipe markets. As a result of the size of both the PVC resin and PVC pipe markets, and the consolidation that has occurred in these industries, we believe that fluctuations in prices from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

         For financial reporting purposes, the Company's cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of fiscal 2000. We have, and will continue to, evaluate tax reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

         The statements contained in this Outlook section are forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost and supply fluctuations, inflation, lower than expected economic growth, competition, availability of working capital and adverse weather conditions.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $53 million of our $74 million of long-term variable rate debt at June 30, 2000. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates, which would result in an annual interest expense increase of approximately $530,000.

         We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our senior credit facility, we entered into a fixed rate agreement for three years with a LIBOR rate of 6.46%. The contract has a notional amount of $21.3 million.


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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's shareholders was held on April 27, 2000. The following proposals were approved:

         (a) The number of directors for the ensuing year was set at five by a vote of 7,058,316 shares in favor, with 91,449 shares against and 14,099 shares abstaining.

         (b) Harry W. Spell was elected a Class III director to serve until the 2003 Annual Meeting of Shareholders with 7,138,159 shares voted in favor and 25,705 votes withheld. Other directors whose term of office as a director continued after the meeting are: George R. Long, Richard W. Perkins, Bruce A. Richard and William H. Spell.

         (c) A 547,000 share increase in the number of shares reserved for grant under the Company's 1997 Stock Option Plan was approved by a vote of 4,482,139 shares in favor, with 248,021 shares against, 32,629 shares abstaining and 2,401,075 shares represented by broker nonvotes.

         (d) An amendment to the Company's Articles of Incorporation to change the Company's name to "PW Eagle, Inc." was approved by a vote of 7,065,380 shares in favor, with 66,971 shares against and 31,513 shares abstaining.

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

PW Eagle, Inc.


       By    /s/ William H. Spell
             ---------------------------------------------------------------
             William H. Spell
             Chief Executive Officer


       By    /s/ Roger R. Robb
             ---------------------------------------------------------------
             Roger R. Robb
             Chief Financial Officer
             (Principal Financial and Accounting Officer)

Dated: July 31, 2000

                                 EXHIBIT INDEX

                                 PW Eagle, Inc.

                    Form 10-Q for Quarter Ended June 30, 2000





Exhibit Number             Description

  27                       Financial Data Schedule