Form 10-Q
period 2000-09-30
EAGLE PACIFIC INDUSTRIES INC/MN
filed 2000-10-31
CIK 852426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ To ________________

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

                            Yes         X        No ____

         The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of October 27, 2000 was 8,069,675.




================================================================================

                                 PW EAGLE, INC.

                                      INDEX


                                                                        Page No.

PART I.                FINANCIAL INFORMATION


   ITEM 1.       CONDENSED FINANCIAL STATEMENTS................................3

        Condensed Statements of Operations - Three and Nine Months
        Ended September 30, 2000 and 1999 (Unaudited)..........................3

        Condensed Balance Sheets -September 30, 2000 (Unaudited) and
        December 31, 1999......................................................4

        Condensed Statements of Cash Flows -Nine Months Ended September 30,
        2000 and 1999 (Unaudited)..............................................5

        Notes to Condensed Financial Statements -Three and Nine Months
        Ended September 30, 2000 and 1999 (Unaudited)..........................7

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................12

   ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...18

PART II.               OTHER INFORMATION


   ITEM 1.       LEGAL PROCEEDINGS............................................18

   ITEM 2.       CHANGES IN SECURITIES........................................18

   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES..............................18

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........18

   ITEM 5.       OTHER INFORMATION............................................18

   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................18

   SIGNATURES.................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

--------------------------------------------------------------------------------------------------------------------------------
Condensed Statements of Operations - Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)
(In thousands, except per share amounts)

                                                             Three months ended                 Nine months ended
                                                                September 30,                      September 30,
                                                      ---------------------------------- -------------------------------
                                                            2000             1999             2000            1999
                                                      ----------------- ---------------- ---------------- --------------
Net sales                                                  $85,618           $36,162         $284,965          $80,196

Cost of goods sold                                          64,442            27,238          197,816           59,599
                                                      ----------------- ---------------- ---------------- --------------

     Gross profit                                           21,176             8,924           87,149           20,597

Operating expenses:
     Selling expenses                                        7,042             3,830           22,263            9,326
     General and administrative expenses                     3,168             1,142           10,330            2,584
     Nonrecurring expenses (benefit)                          (165)            1,163             (165)           1,163
                                                      ----------------- ---------------- ---------------- --------------
                                                            10,045             6,135           32,428           13,073
                                                      ----------------- ---------------- ---------------- --------------

Operating income                                            11,131             2,789           54,721            7,524

Other (income) expense:
     Interest expense                                        3,342               749           10,633            1,832
     Other, net                                                 (1)              (36)            (247)            (207)
     Nonrecurring expenses                                     400               500              700            1,825
                                                      ----------------- ---------------- ---------------- --------------
                                                             3,741             1,213           11,086            3,450
                                                      ----------------- ---------------- ---------------- --------------

Income before income taxes                                   7,390             1,576           43,635            4,074

Income tax expense (benefit)                                 2,831            (2,348)          16,711           (4,184)
                                                      ----------------- ---------------- ---------------- --------------

Net income                                                   4,559             3,924           26,924            8,258

Preferred stock dividends & loss on redemption                   -               999                -            1,401
                                                      ----------------- ---------------- ---------------- --------------

Net income available for common stockholders                $4,559            $2,925          $26,924           $6,857
                                                      ================= ================ ================ ==============

Net income per common share:
     Basic                                                    $.58             $.42            $3.48              $.99
     Diluted                                                  $.42             $.37            $2.54              $.85

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                   7,880             6,971            7,743            6,903
     Diluted                                                10,728             7,831           10,609            9,706


See accompanying notes to condensed financial statements.

PW EAGLE, INC.

--------------------------------------------------------------------------------------------------------------------------------
Condensed Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999
(In thousands, except shares and per share amounts)

                                                                          September 30, 2000      December 31, 1999
                                                                        ----------------------- ----------------------
Assets
Current assets:
     Cash and cash equivalents                                                $   2,058             $  2,669
     Accounts receivable, net                                                    30,227               26,159
     Inventories                                                                 59,577               45,777
     Deferred income taxes                                                          642                2,487
     Other                                                                          347                  233
----------------------------------------------------------------------- ----------------------- ----------------------
         Total current assets                                                    92,851               77,325
Property and equipment, net                                                      75,969               74,895
Other assets                                                                     12,509               15,567
----------------------------------------------------------------------- ----------------------- ----------------------
Total assets                                                                   $181,329             $167,787
======================================================================= ======================= ======================

Liabilities and Stockholders' Equity
Current liabilities:
     Borrowings under revolving credit facility                               $  24,754             $ 30,558
     Current maturities of long-term debt                                        10,414               10,441
     Accounts payable                                                            13,335               22,347
     Accrued liabilities                                                         15,885               12,165
----------------------------------------------------------------------- ----------------------- ----------------------
         Total current liabilities                                               64,388               75,511
Other long-term liabilities                                                       2,709                   79
Long-term debt, less current maturities                                          30,000               37,500
Senior subordinated debt                                                         27,726               26,752
Commitments and contingencies
Redeemable preferred stock; 8% cumulative dividend; convertible;                      -                    -
   $1,000 per share liquidation preference; $.01 par value; 10,000 shares authorized; none issued and outstanding
Stock warrants                                                                    5,887                5,887

Stockholders' equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per                 -                   38
   share liquidation preference; no par value; 2,000,000 shares authorized; issued and outstanding none and 18,750 shares, respectively
Undesignated stock; $.01 par value; 14,490,000 shares authorized;                     -                    -
   none issued and outstanding
Common stock; $.01 par value; 30,000,000 shares authorized; issued                   80                   77
   and outstanding 8,066,675 and 7,721,214 shares, respectively
Class B Common stock; $.01 par value; 3,500,000 shares authorized;                    -                    -
   none issued and outstanding
Additional paid-in capital                                                       40,515               39,013
Unearned compensation                                                              (505)                (587)
Notes receivable from officers and employees on common stock purchases           (1,208)              (1,296)
Retained earnings (accumulated deficit)                                          11,737              (15,187)
----------------------------------------------------------------------- ----------------------- ----------------------
Total stockholders' equity                                                       50,619               22,058
----------------------------------------------------------------------- ----------------------- ----------------------
Total liabilities and stockholders' equity                                    $ 181,329             $167,787
======================================================================= ======================= ======================

See accompanying notes to condensed financial statements.

PW EAGLE, INC.

----------------------------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows - Nine months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands)

                                                                             Nine months ended September 30,
                                                                      ----------------------------------------------
                                                                               2000                   1999
                                                                      ----------------------- ----------------------

Cash flows from operating activities:
     Net income                                                                $26,924              $ 8,258
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Gain on sale of land held for sale                                           (241)                (189)
     Loss on sale of  fixed assets                                                   -                   43
     Depreciation and amortization                                               6,069                2,519
     Amortization of debt issue costs, discounts and premiums                    1,552                  128
     Receivable provisions (recoveries)                                           (911)                (390)
     Deferred income taxes                                                       6,041               (4,545)
     Noncash compensation                                                          476                  838
     Change in operating assets and liabilities                                (19,800)              (7,004)
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash provided by (used in) operating activities                    20,110                 (342)
--------------------------------------------------------------------- ----------------------- ----------------------

Cash flows from investing activities:
     Purchases of property and equipment                                        (8,707)              (2,662)
     Purchase of and improvements to land held for sale                              -                 (144)
     Proceeds from property and equipment disposals                                  -                   68
     Proceeds from sale of land held for sale                                      581                  684
     Payments (issuance) of notes receivable                                        87               (1,093)
     Acquisition of PWPipe, net of cash acquired of  $1.2 million                    -              (75,683)
     Purchase price reduction, litigation recovery                               1,000                    -
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash used in investing activities                                  (7,039)             (78,830)
--------------------------------------------------------------------- ----------------------- ----------------------

Cash flows from financing activities:
     Net borrowings under revolving credit facility                             (5,803)              24,257
     Change in cash overdrafts                                                  (1,282)                   -
     Proceeds from long-term debt                                                    -               39,156
     Repayment of long-term debt                                                (7,528)              (1,118)
     Proceeds from senior subordinated debt                                          -               19,078
     Payment of debt issuance costs                                                  -               (2,991)
     Issuance of common stock through exercise of stock options                    931                1,912
     Payment and retirement of common stock                                          -               (1,782)
     Issuance of stock warrants                                                      -                3,422
     Payment of preferred stock dividend                                             -               (1,015)
--------------------------------------------------------------------- ----------------------- ----------------------
         Net cash (used in) provided by financing activities                   (13,682)              80,919
--------------------------------------------------------------------- ----------------------- ----------------------

Net change in cash and cash equivalents                                           (611)               1,747
Cash and cash equivalents at beginning of period                                 2,669                    -
--------------------------------------------------------------------- ----------------------- ----------------------

Cash and cash equivalents at end of period                                     $ 2,058              $ 1,747
--------------------------------------------------------------------- ----------------------- ----------------------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Significant noncash investing and financing activities:
     Preferred stock exchanged for common stock                                  $  38            $       -
     Preferred stock exchanged for subordinated note                                 -              (10,000)
     Issuance of subordinated debt for interest payment                            492                    -
     Issuance of warrants relating to recapitalization/acquisition                   -                2,060
     Additional paid in capital-stock compensation                                 380                  838
     Tax benefits related to stock options                                         143                    -
     Issuance of restricted stock                                                   14                    -
     Subordinated note acquired in recapitalization/acquisition                      -                8,325
     Deferred tax asset related to issuance of subordinated note                     -                  670
     Other                                                                           -                 (385)

     Effective September 16, 1999, the Company purchased all the outstanding capital stock of Pacific Western Extruded Plastics Company (PWPipe) for
     $73.8 million, after fourth quarter purchase price adjustments of $3.1 million. In connection with the acquisition, liabilities assumed were as follows:

         Fair value of assets acquired                                                            $  95,923
         Acquisition price of PWPipe                                                                (73,761)
                                                                                                  ----------
         Liabilities assumed                                                                      $  22,162
                                                                                                  ==========

See accompanying notes to condensed financial statements.

PW EAGLE, INC.
--------------------------------------------------------------------------------
Notes to Condensed Financial Statements - Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

1.       Presentation

         On June 15, 2000, Eagle Pacific Industries, Inc., changed its name to PW Eagle, Inc., ("the Company"). On June 19, 2000, the Company's stock began trading on the Nasdaq National Market under the symbol PWEI.

         In September 1999, Eagle Pacific Industries, Inc., acquired Pacific Western Extruded Plastics Company ("PWPipe") as described in Note 2. The acquisition has been included in the September 30, 2000, and December 31, 1999, balance sheets and all operating results and cash flows have been included in the statements of operations and cash flows since the acquisition.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company's management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its annual report on Form 10-K for the year ended December 31, 1999.

         Certain reclassifications have been made to the December 31, 1999 condensed balance sheet to conform to the September 30, 2000 presentation. Such reclassifications have no effect on net income or stockholders' equity as previously stated.

2.       Acquisition

         Effective as of September 16, 1999, the Company acquired all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe was subsequently merged into the Company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of PWPipe for the period subsequent to the consummation of the acquisition are included in the accompanying financial statements.

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

Unaudited Pro Forma Statements of Operations Information (In thousands, except per share amounts):

                               Three months ended          Nine months ended
                               September 30, 1999         September 30, 1999
                           -------------------------- --------------------------
    Net sales                        $91,636                   $229,495
    Net income                       $ 7,167                   $ 12,844
    Basic earning per share             $.97                      $1.76
    Diluted earnings per share          $.73                      $1.33

         Included in the unaudited historical and pro forma financial information for the three and nine months ending September 30, 1999 are certain nonrecurring charges. These nonrecurring items reduce historical and pro forma net income by approximately $0.9 million and $1.7 million for the three and nine months ending September 30, 1999. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $1.10 and $0.83, and $2.00 and $1.51 for the three months and nine months ending September 30, 1999, respectively.

         The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

3.       Balance Sheet Information

         Inventories at September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                    September 30, 2000      December 31, 1999
                                  ----------------------- ----------------------
Raw materials                             $11,636                $11,795
Finished goods                             47,941                 33,982
                                  ----------------------- ----------------------
                                          $59,577                $45,777
                                  ======================= ======================

          Other assets at September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                     September 30, 2000      December 31, 1999
                                  ----------------------- ----------------------
Deferred financing costs, net              $ 4,229                $ 5,300
Land held for sale                           1,006                  1,346
Goodwill, less accumulated amortization
  of $677 and $593, respectively             3,790                  3,874
Deferred income taxes                          705                  4,901
Other                                        2,779                    146
                                  ----------------------- ----------------------
                                           $12,509                $15,567
                                  ======================= ======================

         Accounts Payable at September 30, 2000 and December 31, 1999 include cash overdrafts of $4,459,000 and $5,741,000, respectively.

4.       Earnings per Common Share

         The following shows the determination of income for the calculation of the earnings per share (In thousands):

                                           Three months ended September 30,      Nine months ended September 30,
                                                2000               1999               2000              1999
                                          ------------------ ------------------ ------------------ ------------------

Net income                                   $4,559              $3,924            $26,924            $8,258

Less preferred stock dividends                    -                 999                  -             1,401
                                          ------------------ ------------------ ------------------ ------------------

Income available for common
stockholders, basic                           4,559               2,925             26,924             6,857

Preferred stock dividends                         -                   -                  -             1,401

                                          ------------------ ------------------ ------------------ ------------------
Income available for common
stockholders, diluted                        $4,559              $2,925            $26,924            $8,258
                                          ================== ================== ================== ==================

         The following table shows the determination of the weighted average common and common equivalent shares outstanding used in the earnings per share calculation (in thousands):

                                           Three months ended September 30,      Nine months ended September 30,
                                                2000               1999               2000              1999
                                          ------------------ ------------------ ------------------ ------------------

Number of common shares, basic                7,880               6,971              7,743             6,903

Restricted stock                                186                  19                186                 7

Shares issued on the assumed exercise
of stock options                                723                 528                741               408

Shares issued on the assumed exercise
of stock warrants                             1,939                 294              1,939                99

Shares issued on the assumed conversion
of preferred stock                                -                  19                  -              2289
                                          ------------------ ------------------ ------------------ ------------------

Number of common and common equivalent
shares, diluted
                                             10,728               7,831             10,609             9,706
                                          ================== ================== ================== ==================

         Options to purchase 29,000 shares and 201,000 shares of common stock were outstanding at September 30, 1999, for the three month and nine month periods, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

5.       Debt

         On March 15, 2000, we amended our $50.0 million revolving credit facility to $60.0 million to increase the funds available for the operation of the Company. The revolving credit facility reverted to $50.0 million on June 16, 2000, to more appropriately reflect our requirements.

         The fair market value of long-term debt continues to approximate the carrying value at September 30, 2000, as the applicable interest rates approximate current market rates.

6.       Equity

         During the first quarter of 2000, all 18,750 shares of Series A preferred stock were converted to a like number of shares of common stock.

7.       Taxes

         The income tax provisions for the nine months ended September 30, 2000 and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The annual effective tax rate for 2000 reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

         As discussed more fully in the financial statements included in the Company's 1999 Annual Report on Form 10-K, in the quarter ended June 30, 1999, the Company reversed approximately $2.0 million of valuation allowance related to the Company's deferred tax assets. In addition, in the quarter ended September 30, 1999, the Company reversed approximately $2.1 million of valuation allowance related to the Company's deferred tax assets. The reversals, totaling $4.1 million, were based on continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States of America, (a) the portion of the decrease in valuation related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. The valuation allowance reversals of $2.0 million in the quarter ended June 30, 1999, and $2.1 million in the quarter ended September 30, 1999, relate to the change in estimate of future years' income.

8.       New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The effect of the adoption of this statement on the Company's earnings or statement of financial position has not yet been finalized.

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

10.      Plant Acquisition

         In April 2000, the Company announced that it had entered into agreements to purchase a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona, and certain related production equipment. This purchase occurred on August 1, 2000. Capital expenditures, including funding the August 2000 purchase, as well as the procurement of additional equipment are expected to total $13.0 million upon completion of the facility, of which $4.3 million has been incurred through September 30, 2000. The Company intends to fund this expansion from operating profits, and, if needed, from the Company's revolving credit line.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.
----------------------------------------------------------------------------------------------------------------------

The following table sets forth items from our Statements of Operations as a percentage of net sales:

                                                  Three months ended                    Nine months ended
                                                    September 30,                         September 30,
                                          ------------------------------------- -------------------------------------
                                                2000               1999               2000              1999
                                          ------------------ ------------------ ------------------ ------------------
Net sales                                       100.0%              100.0%             100.0%            100.0%
Cost of goods sold                               75.3                75.3               69.4              74.3
Gross profit                                     24.7                24.7               30.6              25.7
Operating expenses                               11.7                17.0               11.4              16.3
Operating income                                 13.0                 7.7               19.2               9.4
Other expenses                                    4.4                 3.3                3.9               4.3
Income before income taxes                        8.6                 4.4               15.3               5.1
Income tax expense (benefit)                      3.3                (6.5)               5.9              (5.2)
Net income                                        5.3%               10.9%               9.4%             10.3%

         We posted record net sales for the three and nine month periods ending September 30, 2000, increasing 137% and 255%, respectively, compared to the same periods in 1999. Our acquisition of PWPipe in September 1999, and increasing pipe prices due to strong demand and increasing raw material prices in the first six months of this year were responsible for the growth in revenues. Pipe pounds sold for the three and nine month periods ending September 30, 2000 rose 88% and 155%, respectively, compared to the same periods in 1999. In addition, pipe prices for the three and nine month periods ending September 30, 2000 increased 26% and 40%, respectively, as compared to the same periods in 1999.

         Gross profits, as a percentage of net sales, did not change for the three month period ending September 30, 2000 when compared to the same period in 1999. Gross profits, as a percentage of net sales, increased for the nine month period ending September 30, 2000 by 4.9% to 30.6% when compared to the same period in 1999. The increase in gross profit is primarily due to a combination of strong demand for pipe, rising resin and pipe prices in the first six months of this year, and significant capacity and process improvement investments we made during the past two years being deployed in 1999 and 2000. During the first six months of 2000, PVC prices increased due to a strong demand for resin and increasing raw material costs, and strong demand for pipe allowed us to increase pipe prices at a rate greater than resin price increases. In addition, we continue to recognize synergies from the integration of the Eagle Pacific and PWPipe businesses.

         The decline in gross profit, as a percentage of net sales in the three months ended September 30, 2000 compared to the nine months ended September 30, 2000, is primarily a result of a general slowing of the economy caused by rising interest rates that have reduced the demand for pipe. Reduced demand for pipe has resulted in a decrease in both PVC resin and PVC pipe prices. A further reduction in short term demand is due to our distributors' reluctance to purchase pipe for inventory while prices are declining. PVC pipe prices have decreased faster than PVC resin prices and gross profits as a percentage of net sales have decreased by approximately 6% in the three month period ended September 30, 2000 as compared to the nine month period ended September 30, 2000.

         Operating expenses, as a percentage of net sales, decreased for the three and nine month periods ending September 30, 2000 by 5.3% and 4.9%, respectively, compared to the same periods in 1999. The decrease in operating expenses is the result of approximately $1.2 million in non-recurring operating expenses related to expense incurred in connection with a director resignation, and transaction based compensation in the three month period ending September 30, 1999, and a strong focus on cost control and increased sales in combination with certain fixed operating expenses. The benefit recorded as nonoperating expense (benefit) for the three months ended September 30, 2000 related to a change in estimate of non-recurring expense recorded in the fourth quarter of the year ended December 31, 1999.

         The income tax provisions for the nine months ended September 30, 2000 and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The annual effective tax rate for 2000 reflects the Company's statutory federal and applicable state tax rates, or approximately 38%.

         As discussed more fully in the financial statements included in the Company's 1999 Annual Report on Form 10-K, in the quarter ended June 30, 1999 the Company reversed approximately $2.0 million of valuation allowance related to the Company's deferred tax assets. In addition, in the quarter ended September 30, 1999 the Company reversed approximately $2.1 million of valuation allowance related to the Company's deferred tax assets. The reversals, totaling $4.1 million, were based on continuing improvements in operating results influenced by the Company's added production capacity, and other indications that certain concerns that had previously limited management's expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States of America, (a) the portion of the decrease in valuation related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, the Company's federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. The valuation allowance reversals of $2.0 million in the quarter ended June 30, 1999, and $2.1 million in the quarter ended September 30, 1999, relate to the change in estimate of future years' income.

Supplemental Discussion and Analysis of Pro Forma Results of Operations

         The following is supplemental discussion and analysis of our pro forma results of operations for the three month and nine month periods ending September 30, 1999, compared with the actual results of operations for the three and nine month periods ended September 30, 2000, assuming that the acquisition took place on January 1, 1998, consistent with pro forma information included in the notes to the Company's 1999 financial statements included in its Form 10-K for the fiscal year ended December 31, 1999. The pro forma results may not be indicative of results that actually would have occurred had the acquisition taken place at the beginning of the period presented or of results which may occur in the future.

         The following table sets forth our selected pro forma operating statement data for the three and nine months ended September 30, 1999 compared to actual results for the comparable periods in 2000:

(In thousands, except per share amounts)

                                                        Three months ended September 30,
                                     --------------------------------------------------------------------------
                                                    Amounts                           Percentages
                                     -------------------------------------- -----------------------------------
                                           2000                1999               2000               1999
                                     ------------------ ------------------- ------------------ ----------------
Net sales                                  $85,618           $ 91,636              100.0%            100.0%
Cost of goods sold                          64,442             62,913               75.3              68.7
Gross profit                                21,176             28,723               24.7              31.3
Operating expenses                          10,045             13,833               11.7              15.1
Operating income                            11,131             14,890               13.0              16.2
Interest expense                             3,342              2,946                3.9               3.2
Other, net                                     399                385                0.5               0.4
Income before income taxes                   7,390             11,559                8.6              12.6
Income tax expense                           2,831              4,392                3.3               4.8
Net income                                 $ 4,559           $  7,167                5.3%              7.8%

EBITDA                                     $12,786            $16,843               14.9%             18.4%

Earnings per share
      Basic                                 $ .58               $ .97
      Diluted                               $ .42               $ .73

Weighted average common and common
equivalent shares outstanding
      Basic                                  7,880              7,358
      Diluted                               10,728              9,826


                                                         Nine months ended September 30,
                                     --------------------------------------------------------------------------
                                                    Amounts                           Percentages
                                     -------------------------------------- -----------------------------------
                                           2000                1999               2000               1999
                                     ------------------ ------------------- ------------------ ----------------
Net sales                                 $284,965           $229,495              100.0%            100.0%
Cost of goods sold                         197,816            164,077               69.4              71.5
Gross profit                                87,149             65,418               30.6              28.5
Operating expenses                          32,428             33,944               11.4              14.8
Operating income                            54,721             31,474               19.2              13.7
Interest expense                            10,633              9,087                3.7               4.0
Other, net                                     453              1,671                0.2               0.7
Income before income taxes                  43,635             20,716               15.3               9.0
Income tax expense                          16,711              7,872                5.9               3.4


Net income                                $ 26,924           $ 12,844                9.4%              5.6%

EBITDA                                    $ 60,337           $ 35,806               21.2%             15.6%

Earnings per share
      Basic                                $ 3.48              $ 1.76
      Diluted                              $ 2.54              $ 1.33

Weighted average common and common
equivalent shares outstanding
      Basic                                  7,743              7,302
      Diluted                               10,609              9,651

         The principal factors underlying the changes and trends set forth above in the pro forma and actual results of operations information are consistent with our historical operation information discussed earlier in this section, with the exception of the decrease in pounds sold during the three and nine month periods ending September 30, 2000 of 28% and 16%, respectively, as compared to the same periods in 1999 on a pro forma basis. The decrease in the first half of the year 2000 was primarily the result of adverse weather conditions that occurred during the late winter in the western United States that inhibited many contractors' ability to install pipe and inventory reductions by pipe distributors. We also believe rising interest rates have inhibited housing starts and some major construction projects. During the third quarter, pipe prices began to decrease and pipe distributors reduced their purchases in anticipation of continuing lower pipe prices. As a result, pipe prices decreased more than resin prices, and gross profits, as a percentage of net sales, decreased 6.6% for the three-month period ending September 30, 2000 compared to the same period in 1999 on a pro forma basis. However, for the nine-month period ending September 30, 2000, selling prices have increased due to increases in the price of PVC resin and strong demand for finished goods through June 30, 2000. As a result, gross profits, as a percent of net sales for the nine months ended September 30, 2000, have increased 2.1% compared to the same period in 1999 on a pro forma basis. In addition, we have realized the result of significant capacity and process improvement investments made by both PWPipe and Eagle Pacific Industries, Inc. over the last two years being deployed in 1999 and 2000.

         "EBITDA" represents income before interest, taxes, depreciation and amortization. EBITDA, as a percentage of net sales, decreased 3.5% due primarily to the drop in net income for the three month period ended September 30, 2000 compared to the pro forma results for the same period in 1999. EBITDA, as a percentage of net sales, increased 5.6% primarily due to the increase in net income for the nine month period ended September 30, 2000 compared to the pro forma results for the same period in 1999. Historical EBITDA for the three and nine month periods ending September 30, 1999 was $3,218 and $7,916, respectively.

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

         Included in the unaudited historical and pro forma interim net income and earnings per share information are certain nonrecurring charges associated with the acquisition of PWPipe, and with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items reduce historical and pro forma net income for the three and nine month periods ended September 30, 1999, by approximately $0.9 million and $1.7 million, respectively. Absent these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $1.10 and $.83 and $2.00 and $1.51 for the three and nine month periods ending September 30, 1999, respectively.

Financial Condition

         We had working capital of $28.5 million at September 30, 2000, and had excess borrowing capacity under our revolving credit facility of $25.2 million.

         Cash generated by operating activities was $20.1 million in the first nine months of 2000 compared to cash used by operations of $.3 million in 1999. The $20.1 million cash generated by operations is net of $17.9 million of cash used in operating activities primarily to fund the growth in accounts receivable and inventories.

         We used $7.0 million and $78.8 million for investing activities for the nine months ended September 30, 2000 and 1999, respectively. The primary use of cash in 2000 was capital expenditures including the purchase of the Phoenix manufacturing facility, and the primary use of cash in 1999 was the purchase of PWPipe.

         Financing activities used cash of $13.7 million, and provided $80.9 million for the nine months ended September 30, 2000 and 1999, respectively. In 2000, cash provided from operations was used primarily to pay down long-term debt and the revolving credit facility. In 1999, cash provided from financing activities was used to purchase PWPipe.

         We had commitments for capital expenditures of approximately $2.1 million at September 30, 2000, which are expected to be funded from operating profits. This excludes planned expenditures associated with our acquisition and expansion of a manufacturing facility located in Phoenix, Arizona, as discussed in the following paragraph. Additional sources of liquidity, if needed to fund capital expenditures, include our revolving credit line, additional long-term debt financing and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

         On August 1, 2000, we completed the acquisition of a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona and certain related production equipment located in the facility from Uponor ETI (Uponor). Uponor had previously announced its intention to sell the facility in conjunction with capacity additions in its other facilities. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. While the volume for 2000 will not be significant, we expect production from the Phoenix facility will grow to approximately 65 million pounds to match that of our other facilities after completion of planned capital improvements. Total capital expenditures, including the purchase price, as well as the procurement of additional equipment are expected to total $13.0 million upon completion of the facility, of which $4.3 million had been incurred through September 30, 2000. We intend to fund this expansion from operating profits, and if needed, our revolving credit line.

Outlook

         The statements contained above in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth below in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of October 31, 2000 and are based on reasonable assumptions as of that date. These forward-looking statements involve known and unknown business risks and uncertainties that may cause results to differ materially from our expectations and beliefs stated herein.

         We have seen a softening of demand during the last three months in most of our PVC product lines as PVC resin and PVC pipe prices have decreased during the same period. We believe the reduction in short term demand is due in part to our distributors' reluctance to purchase pipe for inventory while pipe prices are declining. We also believe the general slowing of the economy due to increased interest rates has reduced the demand for pipe. We believe that demand for PVC pipe will return to normal levels when PVC resin and PVC pipe prices stabilize and/or begin to increase. We believe that our industry is becoming more rational and is less likely to experience the large cyclical swings that it has experienced in the past. In addition, our long-term strategy of having both geographical and product line diversity should also moderate the cyclical swings. Our belief is based in part on the results of the last twelve months.

         Over time we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been, and expect in the future to be, able to grow at rates in excess of the industry averages, due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

         Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe the current supply of PVC pipe is greater than demand, and that the supply and demand for PE pipe is currently balanced. The imbalance of PVC supply and demand will continue to negatively impact sales and gross margins in the fourth quarter of 2000. Industry experts are predicting an approximate 5-8% decrease in PVC resin prices for the balance of the year. Consequently, we would expect to experience further reduction of pipe prices and gross margins for the balance of 2000. Industry experts are also predicting a 12-18% increase in PVC resin prices in the first half of 2001. Consequently, we would expect pipe prices to increase during the first half of 2001.

         Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over nine billion pounds to almost 16 billion pounds today. Published PVC resin prices have fluctuated from a high of about $.44 per pound in 1988 to about $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of about $.25 per pound in 1999 to about $.36 per pound at the end of September 2000. Except for incremental capacity increases at existing facilities, the only announced new PVC resin capacity in the industry is a new 1.3 billion pound facility scheduled to commence operations in 2001.

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

         For financial reporting purposes, the Company's cumulative deferred tax asset totaling approximately $13.5 million associated with net operating loss carryforwards of years prior to 1998, has been fully utilized, including approximately $4.0 million during the first six months of fiscal 2000. We have, and will continue to, evaluate tax reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

         The statements contained in this Outlook section are forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost and supply fluctuations that differ from our current expectations; inflation, an increase in interest rates, lower than expected economic growth and demand for our products, competition, availability of working capital and adverse weather conditions.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $45 million of our $65 million of long-term variable rate debt at September 30, 2000. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates, which would result in an annual interest expense increase of approximately $450,000.

         We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our senior credit facility, we entered into a fixed rate agreement for three years with a LIBOR rate of 6.46%. The contract has a notional amount of $20.0 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits

                 Exhibit Number           Description
                  3                       Articles of Incorporation, as amended
                 27                       Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW Eagle, Inc.


           By           /s/ William H. Spell
                        --------------------------------------------------------
                        William H. Spell
                        Chief Executive Officer


           By           /s/ Roger R. Robb
                        --------------------------------------------------------
                        Roger R. Robb
                        Chief Financial Officer
                        (Principal Financial and Accounting Officer)

Dated: October 31, 2000

                                  EXHIBIT INDEX

                                 PW Eagle, Inc.

                 Form 10-Q for Quarter Ended September 30, 2000


  Exhibit Number            Description

 3                          Articles of Incorporation, as amended
27                          Financial Data Schedule