Form 10-K405
period 2000-12-31
PW EAGLE INC
filed 2001-04-02
CIK 852426

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18050

PW EAGLE, INC.
(Exact name of registrant as specified in its Charter)

Minnesota (State of incorporation)	41-1642846 (IRS Employer Identification No.)

222 South Ninth Street, Suite 2880, Minneapolis, Minnesota 55402
(Address of principal executive offices)

(612) 305-0339
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 2001 was approximately $45,915,000 (based on closing sale price of $7.8125 per share as reported on the Nasdaq Stock Market).

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 2, 2001 was 8,069,675.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for registrant's 2001 Annual Meeting of Shareholders, to be held May 2, 2001, are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

PART I

ITEM 1.  BUSINESS

General

    PW Eagle, Inc., a Minnesota corporation, manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products primarily west of the Ohio and Mississippi rivers, including Hawaii, Alaska and selected foreign countries.

    Our executive offices are located in Minneapolis, Minnesota, and the operating headquarters are in Eugene, Oregon. We have production facilities in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Eugene and Hillsboro, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Recent Developments

    On June 15, 2000, we changed our name from Eagle Pacific Industries, Inc. to PW Eagle, Inc. On June 19, 2000, our stock began trading on the Nasdaq Stock Market under the symbol "PWEI".

    In April 2000, we announced that we had entered into agreements to purchase a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona, and certain related production equipment. This purchase occurred on August 1, 2000. Capital expenditures, including funding the August 2000 purchase as well as the procurement of additional equipment, are expected to total $13.0 million upon completion of the facility, of which $5.3 million has been incurred through December 31, 2000. We intend to fund this expansion from operating profits, and, if needed, from the Company's revolving credit line.

    Effective September 16, 1999, we acquired all of the outstanding capital stock of Pacific Western Extruded Plastics Company (PWPipe), a manufacturer of PVC pipe and fittings and merged PWPipe into us.

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

Plastic Pipe

    Plastic is a widely accepted piping material. A number of factors have contributed to its popularity including low cost, easy installation, lower weight and freedom from corrosion when compared to pipe made of competitive materials. As a result, PVC and PE pipe are replacing ductile iron, cast iron, aluminum, copper, metal, clay and concrete in many applications. Below are descriptions of our primary PVC and PE pipe products and their applications.

    A major use of PVC and PE pipe is transporting water under pressure. We manufacture and distribute many pressure pipe products for the transporting of drinking and irrigation water, including the following:

    American Water Works Association (AWWA) Water Main Pipe.  We offer this product in diameters of 4" to 24". During the manufacturing process, each piece of this AWWA pipe is filled with water and proof tested. This pipe is also used in fire protection and carries the listing of Factory Mutual and Underwriters Laboratories (UL).

    AWWA Service Connection Pipe.  We offer this product in diameters of 1/2" to 2". A completely corrosion free system is in place when this polyethylene service line is connected from a home to a PVC water main. This product is in compliance with the ANSI/National Sanitation Foundation (NSF) Standard 61—Health Effects to assure delivery of clean, safe water.

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

    ASTM PVC Well Casing.  We offer a lightweight PVC pipe to be used as casing in water wells. Like the majority of our pressure pipes, well casing is in compliance with ANSI/NSF Standard 61—Health Effects. As a companion to our well casing pipe, we also offer a threaded drop pipe for hanging submersible pumps. These heavy-duty pipes are made from Schedule 80 PVC and weigh approximately one-seventh of an equivalent metal pipe.

    ASTM PE Pipes for Special Applications.  Polyethylene's unique properties produce valuable products for applications in mining, chemical transport and closed-loop ground coupled heat pump systems. We believe our Eagle Pure-Core Blue® and Eagle Geo-Flo® are recognized leaders in the marketplace. We also produce Eagle Tri-Stripe® for natural gas distribution in diameters from 1/2" to 6".

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

    ASTM Gravity PVC Sewer Pipe.  Sewer pipe is used to transport wastewater from residential and commercial buildings to a treatment plant. Manufactured in diameters from 4" through 24", our products are found leaving the home and entering the collection system of the sewage treatment plant. We believe our belled and gasketed pipe is the most popular product in the nation for this purpose.

    ASTM PVC Pipe with Recycle Content.  We sponsored an ASTM Standard, which specifies a three-layer construction having the center layer made of recycled PVC. This pipe is sold as drainpipe, gravity sewer pipe and for removing methane gas from landfills.

    Underwriters Laboratories Electrical Conduit.  We manufacture a complete line, 1/2" through 6", of PVC heavy wall electrical conduit and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

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

Marketing and Customers

    We market our products through a combination of independent sales representatives, company salespersons and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market extends west of the Ohio and Mississippi rivers and includes Hawaii, Alaska and a minimal amount of shipments to selected foreign countries.

    Our marketing strategy focuses on providing high quality products, which include a broad array of PVC pipe and fittings and PE pipe and tubing products, and responsive customer service. We believe PWPipe brand products enjoy wide acceptance and recognition.

    We offer a wide variety of warranty programs on our products. These warranties cover failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

    Our customers consist primarily of wholesalers and distributors. We have a broad and diverse group of customers. No customer accounted for more than 4% of our net sales in 2000 and 1999, or 10% of our net sales in 1998.

Competition

    The plastic pipe industry is highly fragmented and competitive, due to the large number of producers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope. We compete not only against other plastic pipe manufacturers, but also against ductile iron, steel, concrete and clay pipe producers. Although we believe we have lessened the commodity nature of our business through our brand name pipe products, pricing pressure has and will continue to effect our operating margins in the future.

Manufacturing and Supply Sources

    Manufacturing is performed at our facilities in Phoenix, Arizona; Cameron Park, Perris and Visalia, California; Hastings, Nebraska; Eugene and Hillsboro, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We strive to use high quality raw materials, as well as manufacturing techniques and machinery that incorporate many of the newest extrusion technologies.

    Nine of our ten manufacturing facilities have compound centers where the PVC resin is precisely mixed with various waxes, colorants, UV protectants and lubricants to create the appropriate compound for each extrusion application. We purchase PE material for direct use in the extruder. Compounded PVC resin and PE resin are automatically transported from storage silos to the extrusion equipment by a vacuum feeding system.

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

    We acquire our PVC and PE resins in bulk, mainly by rail car, from various sources. During the years ended December 31, 2000, 1999 and 1998, purchases of raw materials from two vendors totaled 87%, 79% and 54% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good.

Business Seasonality

    Due to general weather constraints in the geographic markets in which we operate, the demand for our products tends to be seasonal, and we experience fluctuations in sales, accounts receivable and inventory levels during the year.

Backlog

    We strive to keep delivery lead times to a minimum in order to meet customer requirements. Our backlog on March 2, 2001, was approximately $11.9 million of plastic pipe compared to $15.9 million on February 24, 2000.

Employees

    We have approximately 819 employees, 69 of who are in administration, 57 in sales and shipping and 693 in manufacturing. None of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 2.  PROPERTIES

    Our executive offices are located in leased office space in Minneapolis, Minnesota. The operating headquarters are located in Eugene, Oregon in an office building owned by us. Our manufacturing and warehouse facilities are located in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Hillsboro, Eugene and Baker City, Oregon; West Jordan, Utah; and Tacoma and Sunnyside, Washington. We both own and lease portions of our facilities in Hastings, Nebraska, and lease our manufacturing plant in Eugene, Oregon. We own the facilities in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hillsboro and Baker City, Oregon; West Jordan, Utah; and Tacoma and Sunnyside, Washington.

    We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The manufacturing facilities, as currently equipped, are operating at approximately 87% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

    On May 26, 2000, we received a $1.2 million settlement payment for "lost profits or business-related economic harm" from an action brought by us against certain responsible parties. This action was associated with environmental contamination to our Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by us. This property was acquired as part of our September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was recorded as an offset to litigation costs incurred in fiscal 2000. We are not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

    On July 21, 1999, Lamson & Sessions Co. (Lamson) filed a complaint against us in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of our proposed acquisition of Lamson's PVC pipe business. In March 2001, we entered into a settlement agreement with Lamson and agreed to pay Lamson approximately $2.0 million in consideration for Lamson's release and satisfaction of all claims for damages.

    We are also from time to time a party to various other claims and matters of litigation incidental to our normal course of business. We believe that final resolution of these matters will not have a material adverse affect on us or our financial position and future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is currently traded on the Nasdaq Stock Market under the symbol "PWEI". The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2000 and 1999:

	High		Low
Year ended December 31, 2000:
First Quarter	$14	5/8	$4	3/8
Second Quarter	19	1/4	12	1/8
Third Quarter	22		12	3/4
Fourth Quarter	14		6	27/32
Year ended December 31, 1999:
First Quarter	$2	3/8	$1	1/4
Second Quarter	2	3/8	1	3/8
Third Quarter	5		2	1/8
Fourth Quarter	4	15/16	3	1/2

    At March 6, 2001, we had approximately 1,751 shareholders of record and approximately 3,372 shareholders in street name.

    We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain earnings, if any, for operations and does not intend to pay common stock dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

PW EAGLE, INC.
SUMMARY OF OPERATIONS
(in thousands, except for per share amounts)

Years ended December 31,	2000	1999[1]	1998	1997	1996
Net sales	$343,974	$153,950	$74,007	$71,685	$65,280
Gross profit	87,358	43,465	16,318	14,233	15,173
Operating expenses	41,263	24,797	12,110	10,878	10,044
Operating income	46,095	18,668	4,208	3,355	5,129
Interest expense	13,655	5,125	2,350	2,637	2,637
Other (expense) income	(2,596)	(1,599)	84	41	47
Income before income taxes and extraordinary loss	29,844	11,944	1,942	759	2,470
Extraordinary loss on debt prepayments	—	—	(656)	—	(1,728)
Net income	18,218	14,562	1,132	930	1,751
Net income applicable to common stock	18,218	13,161	329	410	1,660
Basic earnings per common share:
Income before extraordinary loss	$2.34	$1.88	$0.15	$0.06	$0.62
Extraordinary loss	—	—	(0.10)	—	(0.31)

Net income	$2.34	$1.88	$0.05	$0.06	$0.31

Diluted earnings per common share:
Income before extraordinary loss	$1.72	$1.48	$0.14	$0.06	$0.49
Extraordinary loss	—	—	(0.09)	—	(0.24)

Net income	$1.72	$1.48	$0.05	$0.06	$0.25

Average number of common shares outstanding:
Basic	7,778	6,998	6,670	6,503	5,445
Diluted	10,592	9,812	7,165	7,427	7,120

FINANCIAL POSITION (in thousands)

December 31,	2000	1999	1998	1997	1996
Working capital	$19,459	$1,735	$(1,964)	$4,080	$1,126
Total assets	158,379	167,787	49,479	43,637	34,653
Long-term and subordinated debt	55,568	64,252	10,583	9,672	11,008
Stock warrants	5,887	5,887	—	—	—
Redeemable preferred stock	—	—	10,000	10,000	—
Stockholders' equity	41,979	22,058	7,803	7,699	8,024

1
Includes operations of PWPipe from September 16, 1999, the date of acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth items from our statements of operations as percentages of net sales:

	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.6	71.8	78.0
Gross profit	25.4	28.2	22.0
Operating expenses	12.0	16.1	16.3
Operating income	13.4	12.1	5.7
Non-operating expenses	4.7	4.3	3.1
Income before income taxes and extraordinary loss	8.7	7.8	2.6
Income tax expense (benefit)	3.4	(1.7)	0.2
Income before extraordinary loss	5.3	9.5	2.4
Extraordinary loss on debt prepayments	—	—	0.9
Net income	5.3%	9.5%	1.5%

    We posted record net sales in 2000, rising 123% from 1999 to 2000 and 108% from 1998 to 1999. Growth in revenue in 2000 was attributed primarily to the acquisition of PWPipe in September 1999. In addition, increasing pipe prices due to strong demand for pipe and increasing raw material prices in the first half of 2000 also contributed to the growth in net sales. Pounds of pipe sold rose by 85% from 1999 to 2000, and pipe prices increased by 21% during the same period. Revenue growth from 1998 to 1999 was due to the same factors affecting revenue growth from 1999 to 2000. Pounds of pipe sold rose by 83% from 1998 to 1999 and pipe prices increased by 11% for the same period.

    Gross profit, as a percentage of net sales, remained strong in 2000, though down by 2.8% compared to 1999. Gross profit increased during the first half of the year primarily due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased due to a strong demand for resin and increasing raw material costs. Strong demand for pipe allowed us to increase pipe prices at a greater rate than resin price increases. Gross profit decreased during the second half of the year primarily due to a weakened demand for pipe and decreasing PVC resin and pipe prices. The demand for pipe was further reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping. These market conditions allowed pipe prices to drop at a faster rate than resin prices. The reduction in pipe prices resulted in a lower of cost or market adjustment at year end, reducing PVC pipe inventory by $4.8 million. The increase in gross profit, as a percentage of net sales, from 1998 to 1999 is primarily due to a combination of strong demand for pipe, rising resin and pipe prices in 1999, and significant capacity and process improvement investments we made during the past two years being deployed in 1999.

    The decrease in operating expenses, as a percentage of net sales, from 1999 to 2000 is the result of synergies realized from our merger with PWPipe in September 1999, the decrease in non-recurring operating expenses, and increased sales in combination with certain fixed operating expenses. The decrease in operating expenses, as a percentage of net sales, from 1998 to 1999 is also the result of increased sales in combination with certain fixed operating expenses.

    Non-operating expenses, as a percentage of net sales, increased by 0.4% from 1999 to 2000 as a result of the litigation expense and final settlement of the complaint filed against us by Lamson & Sessions Co. as described in Item 3. The increase in non-operating expenses, as a percentage of net sales, from 1998 to 1999, is due to the $1.8 million charges as a result of the above mentioned terminated acquisition.

    The income tax provisions for the twelve months ended December 31, 2000 and 1999 were calculated based on management's then-current estimates of the annual effective rate for the year. The annual effective tax rate for 2000 reflects our statutory federal and applicable state tax rates or approximately 39%.

    With respect to 1999, as more fully discussed in notes to the financial statements included elsewhere in this Annual Report on Form 10-K, in the quarter ended June 30, 1999, we reversed approximately $2.0 million of valuation allowance related to our deferred tax assets. In addition, in the quarter ended September 30, 1999, we reversed approximately $2.1 million of valuation allowance related to our deferred tax assets. The reversals, totaling $4.1 million, were based on continuing improvements in operating results influenced by our added production capacity, and other indications that certain concerns that had previously limited management's expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States of America, (a) the portion of the decrease in valuation related to a change in estimate of future years' income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, our federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. The deferred tax expense recognized in the quarter ended December 31, 1999, is primarily a result of the earnings of the acquired PWPipe business. The valuation allowance reversals of $2.0 million in the quarter ended June 30, 1999, and $2.1 million in the quarter ended September 30, 1999, relate to a change in estimate of future years' income.

    The net income available to common stockholders for the three months and for the year ended December 31, 1999 was approximately $1.4 million and $7.1 million, respectively, higher than it would have been if we had recorded our income tax provision at approximately 38%, which is the expected overall tax rate to be recorded in future periods. This difference is principally the result of the accounting for our net operating loss carryforwards in 1999 as discussed in the preceding paragraph.

Supplemental Discussion and Analysis of Pro Forma Results of Operations

    The following is a supplemental discussion and analysis of our actual results of operations as of December 31, 2000, compared with the pro forma results of operations for December 31, 1999 and 1998, assuming that our acquisition of PWPipe took place on January 1, 1998, consistent with the pro forma information included in the notes to our 1999 financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The pro forma results may not be indicative of results that actually would have occurred had our acquisition taken place at the beginning of the period presented or of results which may occur in the future.

    The following table sets forth our selected actual (for fiscal year ended December 31, 2000) and pro forma (for the fiscal years ended December 31, 1999 and 1998) operating statement data:

(in thousands, except for per share amounts)	Actual 2000	Pro forma 1999	Pro forma 1998
Net sales	$343,974	$303,249	$254,035
Cost of goods sold	256,616	213,496	201,991
Gross profit	87,358	89,753	52,044
Operating expenses	41,263	47,136	39,660
Operating income	46,095	42,617	12,384
Interest expense	13,655	12,379	11,784
Other expense	2,596	1,652	187
Income before income taxes	29,844	28,586	413
Income tax expense	11,626	10,830	157
Net income	18,218	17,756	256
EBITDA*	51,862	49,059	19,646
Earnings per Share
Basic	$2.34	$2.43	$0.04
Diluted	$1.72	$1.82	$0.03
Weighted average common and common equivalent shares outstanding
Basic	7,778	7,296	7,218
Diluted	10,592	9,739	9,523
(in percentages)	Actual 2000	Pro forma 1999	Pro forma 1998
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.6	70.4	79.5
Gross profit	25.4	29.6	20.5
Operating expenses	12.0	15.5	15.6
Operating income	13.4	14.1	4.9
Interest expense	4.0	4.1	4.6
Other expense	0.7	0.5	0.1
Income before income taxes	8.7	9.5	0.2
Income tax expense	3.4	3.6	0.1
Net income	5.3	5.9	0.1
EBITDA*	15.1	16.1	7.7

*
Earnings before interest, taxes, depreciation and amortization.

    The principal factors underlying the changes and trends set forth above in the pro forma results of operations information are consistent with our historic operation information discussed earlier in this section, with the exception of the decrease in actual pounds sold of 15% in 2000 as compared to 1999 on a pro forma basis. The decrease in pounds sold in the first half of 2000 was primarily the result of adverse weather conditions that occurred during the late winter in the western United States that inhibited many contractors' ability to install pipe, and inventory reductions by pipe distributors. We also believe rising interest rates have inhibited housing starts and some major construction projects. During the second half of 2000, pipe prices began to decrease and pipe distributors reduced their purchases in anticipation of continuing lower pipe prices. As a result, pipe prices decreased more than resin prices, and actual gross profits decreased by 4% in 2000 as compared to 1999 on a pro forma basis. The reduction in pipe prices caused us to lower the value of our PVC pipe inventory by $4.8 million to market value, the lower of cost or market.

    The driving force behind the changes from pro forma 1998 to pro forma 1999 was a 9% increase in pounds sold. This is primarily a result of the strong economy in the western United States and its influence on the construction industry and its suppliers. In addition, selling prices increased due to increases in the price of PVC resin and strong demand for finished goods, and we realized the result of significant capacity and process improvement investments made by the Company over the last two years being deployed in 1999.

    "EBITDA" represents income before interest, taxes, depreciation and amortization. EBITDA, as a percentage of net sales, decreased 1.0% due primarily to the decrease in gross profit in the year ended December 31, 2000 as compared to the pro forma results for the same period in 1999. EBITDA, as a percentage of net sales, increased 8.4% for the pro forma results for 1999 compared to the pro forma results for 1998 primarily due to the increase in net income. Historical EBITDA for the period ended December 31, 1999 and 1998 was $21.5 million and $6.6 million, respectively.

    The pro forma results of operations reflect a pro forma interest expense at rates that approximate that which we would have experienced on pro forma debt levels that would have been outstanding over the pro forma period. The pro forma results do not reflect any anticipated cost savings or any synergies that are anticipated from our acquisition of PWPipe.

    Had our acquisition been consummated on January 1, 1998, we believe the valuation allowances related to deferred tax assets for our net operating loss carryforwards would have been decreased at that date as part of the purchase accounting for the acquisition. Accordingly, the pro forma results of operations reflect a consistent pro forma overall effective income tax rate of 38%.

    Included in the actual 2000 net income and earnings per share information are certain nonrecurring items, as noted in Note 11 to our financial statements, associated with settlement and legal costs incurred regarding the complaint filed by Lamson and Sessions Co., and reversal of a portion of accrued severance costs related to the acquisition of PWPipe. The net impact of these nonrecurring items reduces net income by approximately $1.6 million. Excluding these nonrecurring items, basic and diluted earnings per share for the year ended December 31, 2000 would be approximately $2.55 and $1.87, respectively.

    Included in the unaudited historical and pro forma 1999 net income and earnings per share information are certain nonrecurring items, as noted in Note 11 to our financial statements, associated with our acquisition of PWPipe and our proposed acquisitions which were terminated earlier in fiscal 1999. These nonrecurring items reduce historical and pro forma net income by approximately $2.2 million. Excluding these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $2.74 and $2.05, for 1999 respectively.

    Included in the pro forma 1998 net income and earnings per share information is a $3.3 million fair value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Excluding this charge, 1998 pro forma basic and diluted earnings per share would be approximately $.31 and $.24 for 1998, respectively.

Financial Condition

    Our overall financial condition was significantly enhanced in 2000, when compared to 1999, evidenced by stockholders' equity increasing approximately 90%, from $22.1 million to $42.0 million, and our ability to reduce debt from $105.3 million to $82.4 million, all as a result of our strong 2000 operating results and ability to generate cash flows from operations of $35.4 million in 2000.

    In addition, as a result of our strong 2000 operating results, we had working capital of $19.5 million at December 31, 2000 (compared to $1.7 million and $(2.0) million at December 31, 1999 and 1998, respectively), and excess borrowing capacity under our revolving credit facility of $23.8 million.

    Cash generated from operating activities, as discussed above, was $35.4 million in 2000, compared to $2.5 million and $5.7 million in 1999 and 1998, respectively. Profits plus depreciation and amortization were the primary sources of net cash provided by operating activities.

    As discussed in the previous section, PVC pipe prices dropped faster than PVC resin prices during the second half of 2000. During that period, PVC pipe prices decreased approximately 31% while PVC resin prices decreased approximately 19%. In addition, under the FIFO method of inventory valuation used by us, PVC pipe inventory on hand at December 31, 2000 was manufactured in October, November and December using higher cost raw materials than are expected to be used in the first quarter of 2001. As a result of these business conditions, we reduced the value of our PVC pipe inventory by $4.8 million to reflect inventory at the lower of cost or market. While this adjustment has no effect on our cash flows, it does reduce net income for 2000 by $2.9 million and basic and diluted earnings per share for 2000 by $.38 and $.28, respectively.

    We used $9.4 million, $77.9 million and $10.6 million for investing activities in 2000, 1999 and 1998, respectively. The primary use of cash in 2000 was capital expenditures including the purchase of a manufacturing facility and related equipment in Phoenix, Arizona. The primary use of cash in 1999 was the acquisition of PWPipe. In 1998, the primary use of cash was construction of a new manufacturing facility in Utah, and for the addition and replacement of manufacturing equipment.

    Financing activities used cash of $27.8 million in 2000, and provided $78.0 million and $5.0 million in 1999 and 1998, respectively. In 2000, cash provided from operations was used primarily to pay down long-term debt and the revolving credit facility. In 1999, cash provided from financing activities was used to purchase PWPipe. In 1998, cash provided by financing activities of $5.0 million was provided from net borrowings on the revolving credit facility and long-term debt.

    We had commitments for capital expenditures of $3.2 million at December 31, 2000, which will be funded from operating profits. This includes capital expenditures of $1.5 million associated with our acquisition and expansion of a manufacturing facility located in Phoenix, Arizona, as discussed in the following paragraph. Additional sources of liquidity, if needed to fund capital expenditures, include our revolving credit line, additional long-term debt financing, and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

    On August 1, 2000, we completed the acquisition of a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona and certain related production equipment located in the facility from Uponor ETI Company (Uponor). Uponor had previously announced its intention to sell the facility in conjunction with capacity additions in its other facilities. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. While the volume for 2000 was not significant, we expect production from the Phoenix facility will grow to approximately 65 million pounds as market conditions warrant to match that of our other facilities after completion of planned capital improvements. Total capital expenditures, including the purchase price, as well as the procurement of additional equipment are expected to total $13.0 million upon completion of the facility, of which $5.3 million had been incurred through December 31, 2000. We intend to fund this expansion from operating profits, and if needed, our revolving credit line.

    On May 26, 2000, we received a $1.2 million settlement payment for "lost profits or business-related economic harm" from an action brought by us against certain responsible parties. This action was associated with environmental contamination to our Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by us. This property was acquired as part of our September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was recorded as an offset to litigation costs incurred in fiscal 2000. We are not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

    On July 21, 1999, Lamson & Sessions Co. (Lamson) filed a complaint against us in United States District Court for the Northern District of Ohio, Eastern Division, to recover alleged damages incurred by Lamson in connection with the termination of our proposed acquisition of Lamson's PVC pipe business. In March 2001, we entered into a settlement agreement with Lamson and agreed to pay Lamson approximately $2.0 million in consideration for Lamson's release and satisfaction of all claims for damages.

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

    In connection with the acquisition of PWPipe, on September 20, 1999, we entered into a second amended and restated loan and security agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a (i) Term Note A in the principal amount of $35.0 million; (ii) Term Note B in the principal amount of $15.0 million, and a (iii) $50.0 million Revolving Credit Facility ($60.0 million from March 15, 2000 through June 15, 2000 and $50.0 million at all other times, as amended on March 13, 2000). The Senior Credit Facility is collateralized by substantially all our assets. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to the LIBOR plus 3.25%. In November 1999, under covenants of our Senior Credit Facility, we entered into an interest rate swap agreement for three years with a LIBOR rate of 6.46% for one half of the outstanding principal of Term Loan A and Term Loan B. Principal on the term notes is due and payable quarterly in $1.25 million installments beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to the LIBOR plus 2.5%. We are required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility.

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

    In the third and fourth quarters of 1999 and the first quarter of 2000, restricted stock grants were made to certain officers and key employees of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than death or disability. Shares issued were recorded at the market price on the date of grant, with the corresponding deferred charge as part of stockholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of December 31, 2000, 186,500 shares of restricted stock were outstanding.

Outlook

    The statements contained above in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of March 20, 2001 and are based on reasonable assumptions as of that date. These forward-looking statements involve known and unknown business risks and uncertainties that may cause results to differ materially from our expectations and beliefs stated herein.

    We saw a softening of demand during the second half of 2000 in most of our PVC product lines as PVC resin and PVC pipe prices have decreased during the same period. We believe the reduction in short-term demand is due in part to our distributors' reluctance to purchase pipe for inventory while pipe prices are declining. We also believe the general slowing of the economy due to increased interest rates has reduced the demand for pipe. We believe that demand for PVC pipe will return to normal levels when PVC resin and PVC pipe prices stabilize and/or begin to increase. We believe that our industry is becoming more rational and is less likely to experience the large cyclical swings that it has experienced in the past. In addition, our long-term strategy of having both geographical and product line diversity should also moderate the cyclical swings. Our belief is based, in part, on the results of the last twelve months.

    Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been, and expect in the future to be, able to grow at rates in excess of the industry averages, due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

    Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe that the current supply of PVC pipe is greater than demand, and that the supply and demand for PE pipe is currently balanced. However, rising natural gas and energy prices have caused producers to announce a $.03 per pound PVC resin price increase for February, and industry experts are predicting a 13-19% increase in PVC resin prices in the first half of 2001. Consequently, we would expect PVC pipe prices to increase during the first half of 2001.

    Increasing energy prices could have an adverse effect on the manufacturing costs of both PVC and PE resin and PVC and PE pipe. In addition, unreliable sources of energy could result in reduced production of both resin and pipe resulting in higher manufacturing costs and a possible shortage of resin and pipe. If energy costs remain high throughout 2001, there could be a dampening effect on the overall United States economy.

    Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 16 billion pounds today. Published PVC resin prices have fluctuated from a high of approximately $.44 per pound in 1988 to approximately $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to approximately $.33 per pound at the end of 2000. The new 1.3 billion pound PVC resin facility announced in 1999 began production at reduced rates in December of 2000 and is expected to be at full capacity by the end of 2001.

    While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand, driving prices and margins down. These conditions could result from a general economic slowdown either domestically or elsewhere in the world or capacity increases in either the PVC resin or PVC pipe markets. As a result of the size of both the PVC resin and PVC pipe markets, and the consolidation that has occurred in these industries, we believe that fluctuations from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

    For financial reporting purposes, the Company's cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of 2000. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

    The statements contained in this Outlook section and statements contained in Items 1, 3 and 7 regarding our beliefs and expectations including statements regarding litigation matters are forward looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include, but are not limited to, raw material cost and supply fluctuations that differ from our current expectations, inflation, a change in interest rates, lower than expected economic growth and demand for our products, competition, availability of working capital and adverse weather conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to certain market risks on outstanding interest rate debt obligations totaling $35.2 million of our $54.0 million of variable rate debt at December 31, 2000. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $352,000.

    We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement for three years with a LIBOR rate of 6.46%. The contract has a notional amount of $18.75 million at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors
of PW Eagle, Inc.

    In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 43 present fairly, in all material respects, the financial position of PW Eagle, Inc. (formerly Eagle Pacific Industries, Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the years ended December 31, 2000 and 1999 listed in the index appearing under Item 14(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule information are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota February 2, 2001, except for Note 15, as to which the date is March 20, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of PW Eagle, Inc.

    We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 of PW Eagle, Inc., formerly Eagle Pacific Industries, Inc. (the Company). Our audit also included the financial statement schedule for 1998 listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of PW Eagle, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Minneapolis, Minnesota March 9, 1999

PW EAGLE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Years ended December 31,
	2000	1999	1998
Net sales	$343,974	$153,950	$74,007
Cost of goods sold	256,616	110,485	57,689

Gross profit	87,358	43,465	16,318

Operating expenses:
Selling expenses	28,168	16,855	9,331
General and administrative expenses	13,290	5,979	2,779
Nonrecurring items	(195)	1,963	—

	41,263	24,797	12,110

Operating income	46,095	18,668	4,208

Non-operating expenses:
Interest expense	13,655	5,125	2,350
Other income	(249)	(226)	(84)
Nonrecurring items	2,845	1,825	—

	16,251	6,724	2,266

Income before income taxes and extraordinary loss	29,844	11,944	1,942
Income tax expense (benefit)	11,626	(2,618)	154

Income before extraordinary loss	18,218	14,562	1,788
Extraordinary loss on debt prepayments	—	—	656

Net income	18,218	14,562	1,132
Preferred stock dividends and loss on redemption	—	1,401	803

Net income applicable to common stock	$18,218	$13,161	$329

Net income per common share:
Basic earnings:
Income before extraordinary loss	$2.34	$1.88	$0.15
Extraordinary loss on debt prepayments	—	—	(0.10)

Net income	$2.34	$1.88	$0.05

Diluted earnings:
Income before extraordinary loss	$1.72	$1.48	$0.14
Extraordinary loss on debt prepayments	—	—	(0.09)

Net income	$1.72	$1.48	$0.05

Average number of common shares outstanding:
Basic	7,778	6,998	6,670
Diluted	10,592	9,812	7,165

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.
BALANCE SHEETS
(in thousands, except for per share amounts)

	At December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$816	$2,669
Accounts receivable, net	18,246	26,159
Inventories	44,391	45,777
Deferred income taxes	3,491	2,487
Income tax receivable	3,376	—
Other	291	233

Total current assets	70,611	77,325
Property and equipment, net	76,589	74,895
Other assets:
Deferred financing costs, net	3,940	5,300
Land held for sale	655	1,346
Goodwill, less accumulated amortization of $705 and $593, respectively	3,763	3,874
Deferred income taxes	—	4,901
Other	2,821	146

Total other assets	11,179	15,567

	$158,379	$167,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under revolving credit facility	$16,458	$30,558
Current maturities of long-term debt	10,408	10,441
Accounts payable	7,839	22,347
Accrued liabilities	16,447	12,244

Total current liabilities	51,152	75,590
Other long-term liabilities	2,713	—
Deferred income taxes	1,080	—
Long-term debt, less current maturities	27,500	37,500
Senior subordinated debt	28,068	26,752
Commitments and contingencies (Note 5)
Stock warrants	5,887	5,887
Stockholders' equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; issued and outstanding 0 and 18,750 shares, respectively	—	38
Undesignated stock, $.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 30,000,000 shares; issued and outstanding 8,069,675 and 7,721,214 shares, respectively	81	77
Class B common stock, par value $.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—
Additional paid-in capital	40,521	39,013
Unearned compensation	(473)	(587)
Notes receivable from officers and employees on common stock purchases	(1,181)	(1,296)
Retained earnings/(accumulated deficit)	3,031	(15,187)

Total stockholders' equity	41,979	22,058

Total liabilities and stockholders' equity	$158,379	$167,787

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in thousands)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Retained Earnings/ (Accumulated Deficit)	Total
Balance at 12/31/1997	$38	$65	$36,707	$—	$(434)	$(28,677)	$7,699
Net income	—	—	—	—	—	1,132	1,132
Dividends on preferred stock	—	—	—	—	—	(803)	(803)
Issuance of common stock	—	3	207	—	—	—	210
Common stock acquired and retired	—	(2)	(433)	—	—	—	(435)

Balance at 12/31/1998	$38	$66	$36,481	$—	$(434)	$(28,348)	$7,803
Net income	—	—	—	—	—	14,562	14,562
Dividends on preferred stock	—	—	—	—	—	(583)	(583)
Loss on conversion of preferred stock	—	—	—	—	—	(818)	(818)
Common stock issued
Options exercised	—	11	758	—	(225)	—	544
Company sponsored programs	—	5	1,795	(617)	(852)	—	331
Common stock acquired and retired	—	(5)	(939)	—	—	—	(944)
Payments received	—	—	—	—	215	—	215
Compensation expense	—	—	918	30	—	—	948

Balance at 12/31/1999	$38	$77	$39,013	$(587)	$(1,296)	$(15,187)	$22,058
Net income	—	—	—	—	—	18,218	18,218
Stock grant	—	—	14	(14)	—	—	—
Conversion of preferred stock to common stock	(38)	1	37	—	—	—	—
Common stock issued
Options exercised	—	3	934	—	—	—	937
Non-qualified stock options tax benefit	—	—	143	—	—	—	143
Payments received	—	—	—	—	115	—	115
Compensation expense	—	—	380	128	—	—	508

Balance at 12/31/2000	$—	$81	$40,521	$(473)	$(1,181)	$3,031	$41,979

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$18,218	$14,562	$1,132
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary loss on debt prepayment	—	—	656
Gain on sale of land held for sale	(249)	(189)	—
Loss (gain) on disposal of fixed assets	54	20	(40)
Depreciation and amortization	8,363	4,456	2,313
Amortization of debt issue costs, discounts, and premiums	2,017	744	715
Receivable provisions	1,049	599	15
Deferred income taxes	4,977	(3,738)	—
Non-cash compensation	508	948	—
Change in assets and liabilities:
Accounts receivable	6,864	1,467	203
Income taxes receivable	(3,376)	—	—
Inventories	6,211	(15,097)	1,020
Inventory writedown to estimated market value	(4,825)	—	—
Other current assets	(31)	38	31
Accounts payable	(9,896)	(4,496)	(879)
Accrued liabilities	5,005	3,032	493
Other	465	202	—

Net cash provided by operating activities	35,354	2,548	5,659

Cash flows from investing activities:
Purchases of property and equipment	(11,450)	(6,170)	(8,996)
Purchases of and improvements to land held for sale	—	(144)	(1,424)
Proceeds from property and equipment disposals	24	91	40
Deferred acquisition costs	—	—	(237)
Proceeds from sale of land held for sale	940	686	—
Payments on notes receivable	87	215	—
Acquisition of PWPipe, net of cash acquired of $1.2 million	—	(72,590)	—
Purchase price reduction, litigation recovery	1,000	—	—

Net cash used in investing activities	(9,399)	(77,912)	(10,617)

Cash flows from financing activities:
Change in cash overdraft	(4,612)	5,741	—
Borrowings under revolving credit facility	346,357	171,842	84,215
Payments under revolving credit facility	(360,457)	(150,916)	(78,989)
Proceeds from long-term debt	—	50,000	6,478
Repayment of long-term debt	(10,033)	(14,492)	(5,718)
Proceeds from senior subordinated debt	—	18,037	—
Payment of debt issuance costs	—	(5,557)	—
Issuance of common stock	937	1,713	210
Payment and retirement of common stock	—	(1,782)	(435)
Issuance of stock warrants	—	4,463	—
Payment of preferred stock dividend	—	(1,016)	(803)

Net cash (used) provided by financing activities	(27,808)	78,033	4,958

Net change in cash and cash equivalents	(1,853)	2,669	—
Cash and cash equivalents, beginning of year	2,669	—	—

Cash and cash equivalents, end of year	$816	$2,669	$—

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.
NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

    The Company—The Company is engaged in the manufacture of polyvinyl chloride (PVC) and polyethylene (PE) pipe used primarily for irrigation and in the construction industry. The Company's principal raw material used in production is PVC resin which is subject to significant market price fluctuations.

    Basis of Financial Statement Presentation—In September 1999, Eagle Pacific Industries, Inc. acquired Pacific Western Extruded Plastics Company (PWPipe) as described in Note 3. All operating results and cash flows include the results of PWPipe since September 20, 1999, the date of acquisition. On June 15, 2000, Eagle Pacific Industries, Inc. changed its name to PW Eagle, Inc. (the Company).

    Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

    Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead.

    Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (shorter of asset life or lease term for leasehold improvements). The carrying value is evaluated for impairment on a regular basis based on historical and projected undiscounted cash flows. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

    Deferred Financing Costs—Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

    Land Held for Sale—In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. The Company is currently in the process of selling the excess land. Land held for sale is stated at the lower of cost or net realizable value.

    Goodwill—Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired in acquisitions and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows.

    Fair Value of Financial Instruments—Management estimates that the carrying value of long-term debt approximates fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. All other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments.

    Revenue Recognition—Revenue is recognized upon shipment to customers, primarily with FOB shipping point terms. Shipping and handling costs associated with product sales are classified as a component of selling expenses and amounted to $15.7 million, $7.9 million and $4.0 million, for the years ending December 31, 2000, 1999 and 1998, respectively.

    Product Warranty—The Company's products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company's products has a 50 year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product was originally installed. The Company has established warranty provisions for its estimated anticipated future warranty costs.

    Income Taxes—Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Earnings Per Share—Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and dilutive shares relating to stock options and preferred stock, if dilutive.

    Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

    Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

    New Accounting Standards—Statement of Financial Accounting Standards (SFAS) No.133 "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this statement on January 1, 2001 is not expected to have a material effect on earnings and the financial position of the Company.

2. OTHER FINANCIAL STATEMENT DATA

    As a result of no items of other comprehensive income occurring during the three year period ended December 31, 2000, comprehensive income is the same as net income, as reported.

    The following provides additional information concerning selected balance sheet accounts (in thousands):

	2000	1999
Accounts Receivable
Trade receivables	$22,217	$29,081
Allowances	(3,971)	(2,922)

	$18,246	$26,159

Inventories
Raw materials	$9,348	$12,144
Finished goods	35,043	33,633

	$44,391	$45,777

Property and equipment
Land	$6,636	$5,689
Buildings and leasehold improvements	21,506	19,335
Machinery and equipment	51,379	43,585
Furniture and fixtures	2,469	2,083
Equipment components	4,275	4,729
Construction-in-progress	8,041	9,009

	94,306	84,430
Accumulated depreciation	(17,717)	(9,535)

	$76,589	$74,895

Accrued liabilities
Accrued payroll and benefits	$11,546	$8,918
Other	4,901	3,326

	$16,447	$12,244

    During the fourth quarter of 2000, a $4.8 million writedown was recorded to reduce inventories to estimated market value.

    Accounts payable included cash overdrafts of approximately $1.1 million and $5.7 million at December 31, 2000 and 1999, respectively.

    The following provide supplemental disclosures of cash flow activity (in thousands):

	2000	1999	1998
Interest paid, including prepaid interest to extinguish contingent interest	$11,264	$3,858	$1,844
Income taxes paid	10,317	533	79
Significant non-cash operating, investing and financing activities:
Preferred stock exchanged for common stock	38	—	—
Preferred stock exchanged for subordinated note	—	10,000	—
Issuance of subordinated debt for interest payment	658	—	—
Issuance of warrants relating to recapitalization/acquisition	—	2,060	—
Additional paid in capital-stock compensation	380	918	—
Tax benefits related to stock options	143	—	—
Subordinated note acquired in recapitalization/acquisition	—	8,325	—
Loss on conversion of preferred stock	—	385	—
Deferred tax liability related to issuance of subordinated note and reduction of warrant	—	636	—
Transfer of land held for sale to land	—	792	—
Issuance of common stock in exchange for notes receivable	—	1,077	—
Issuance of restricted stock	14	617	—

3. MERGER AND ACQUISITION

    Effective as of September 16, 1999, the Company acquired (the Acquisition) all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe was then merged into the Company. PWPipe operated six manufacturing facilities. The Company paid approximately $73.8 million, including transaction costs, and assumed certain liabilities.

Fair value of assets acquired	$95,923
Acquisition price of PWPipe	(73,761)

Liabilities assumed	$22,162

    The Acquisition was financed in connection with the Company's recapitalization which included the retirement of $10.0 million outstanding 8% convertible preferred stock, the amendment of its outstanding Senior Credit Facility and the issuance of $32.5 million in debt consisting of senior subordinated notes and detachable stock purchase warrants (Note 4 and 6). In addition, the Company recorded an expense of $800,000 for severance costs related to the elimination of redundant positions following the Acquisition (Note 11).

    On May 26, 2000, the Company received a $1.2 million settlement payment for "lost profits or business-related economic harm" from an action brought by the Company against certain responsible parties. This action was associated with environmental contamination to the Company's Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by the Company. This property was acquired as part of the September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was recorded as an offset to litigation costs incurred in 2000. The Company is not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

    The Acquisition has been accounted for as a purchase and, accordingly, the results of operations of PWPipe are included in the accompanying financial statements for the period subsequent to the consummation of the Acquisition. The original purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as set forth below. The original purchase price allocation is as follows (in millions):

Net working capital	$21.1
Property and equipment	49.7
Deferred tax asset	3.0

$73.8

    The following unaudited pro forma income statement information assumes that the Acquisition took place on January 1, 1998. This information assumes the benefit from NOL carryforwards is applied to the purchase price on January 1, 1998, and not included in net income. In addition, pro forma income is taxed at a rate of 38%.

Unaudited Pro Forma Statement of Operations Information
(in thousands, except for per share amounts):

Years ended December 31,	1999	1998
Net sales	$303,249	$254,035
Net income	17,756	256
Basic earnings per share	2.43	0.04
Diluted earnings per share	1.82	0.03

    Included in the unaudited pro forma 1999 net income and earnings per share information are certain nonrecurring charges as discussed in Note 11 associated with the Acquisition, and associated with proposed acquisitions terminated earlier in fiscal 1999. These nonrecurring items reduce pro forma net income by approximately $2.2 million for the year ended December 31, 1999. Excluding these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $2.74 and $2.05, respectively, for the year ended December 31, 1999. Included in the pro forma year ending December 31, 1998, net income and earnings per share information is a $3.3 million fair market value purchase accounting adjustment related to inventory which was reflected in the earliest pro forma period presented. Excluding this charge, pro forma basic and diluted earnings per share would be approximately $.31 and $.24, respectively, for the year ending December 31, 1998. The unaudited pro forma income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the Acquisition been made on January 1, 1998, or of the operating results that may occur in the future.

4. FINANCING ARRANGEMENTS

    In connection with the Acquisition, on September 20, 1999, the Company entered into a second amended and restated loan and security agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a: (i) Term Note A in the principal amount of $35.0 million (Term Note A); (ii) Term Note B in the principal amount of $15.0 million (Term Note B), and a (iii) $50.0 million Revolving Facility ($60.0 million from March 15, 2000 through June 15, 2000 and $50.0 million at all other times, as amended on March 13, 2000). The Senior Credit Facility is collateralized by substantially all the assets of the Company. Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. Term Note B bears interest at a rate equal to LIBOR plus 3.25%. The LIBOR rate at December 31, 2000 and 1999 was 6.875% and 6.5%, respectively. Principal on the term notes is due and payable quarterly in $1.25 million amounts beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. The Senior Credit Facility requires mandatory prepayment of all borrowings outstanding in the event of a change in control of the Company, as defined. Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% on the unused portion of the Revolving Facility.

    At December 31, 2000, the Company had $16.5 million outstanding under its revolving credit facility and had additional borrowings available of approximately $23.8 million, which is based on available collateral, including eligible accounts receivable and inventory. At December 31, 1999, the Company had outstanding borrowings of $30.6 million under its revolving credit loan agreement.

    On September 20, 1999, the Company also issued senior subordinated notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock. Interest on the senior subordinate notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is accrued through the issuance of additional notes. Principal is due in three equal installments on September 20th of 2005, 2006 and 2007. The senior subordinated notes provide for mandatory prepayment in the event of a change in control of the Company, as defined. A debt discount totaling $6.1 million has been recorded with the issuance of the senior subordinated notes, based on the collective estimated fair value of the senior subordinated notes and warrants on the date issued. The discount is being amortized using an interest method as a yield adjustment over the term of the note. Unamortized discount related to these notes was $5.2 million and $5.9 million at December 31, 2000 and 1999, respectively. For the years ending December 31, 2000 and 1999, $0.7 million and $0.2 million of the discount was recognized as interest expense in the income statement.

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

    The weighted average interest rate on all short-term borrowings for the years ended December 31, 2000 and 1999, was 9.3% and 8.0%, respectively.

    Long-term debt at December 31 consisted of the following (in thousands):

	2000	1999
Term note A	$28,750	$33,750
Term note B	8,750	13,750
Senior subordinated debt	28,068	26,752
Various installment notes payable (a)	408	441

	65,976	74,693
Less current maturities	10,408	10,441

	$55,568	$64,252

  (a)
  Collateralized by land and equipment with due dates ranging through March 2004, generally payable monthly, including interest rates ranging from 4.25% to 9.38%.

Aggregate annual maturities of long-term debt at December 31, 2000, are (in thousands):

2001	$10,408
2002	8,750
2003	5,000
2004	13,750
2005	6,701
Thereafter	21,367

$65,976

    In November 1999, the Company entered into a fixed rate lock agreement of 6.46% for the purpose of establishing an effective interest rate on its amended Senior Credit Facility. The contract was entered into to reduce the risk of future rate fluctuations to the Company. The contract has a notional amount of $18.75 million. Interest payments receivable and payable under the terms of the interest rate agreement are accrued over the period and are treated as an adjustment of interest expense. The Company does not enter into financial instruments for trading or speculative purposes.

    The fair market value of borrowing under the Senior Credit Facility fixed rate lock agreement and senior subordinated notes approximate their carrying value at December 31, 2000, as their applicable interest rates approximate current market rates.

5. COMMITMENTS AND CONTINGENCIES

    The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the disposition of present proceedings and claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods.

    The Company has non-cancelable operating leases for certain operating facilities which expire in 2010. The operating facility leases contain provisions for increasing the monthly rent with changes in the Consumer Price Index (CPI).

    Future minimum lease payments at December 31, 2000, excluding CPI increases, are (in thousands):

2001	$660
2002	441
2003	321
2004	324
2005	305
Thereafter	1,407

$3,458

    Rent expense under all operating leases was $852,000, $397,000 and $305,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.  PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANT

    On September 20, 1999, as part of the issuance of the senior subordinated notes (Note 4), the Company redeemed $10.0 million of its outstanding 8% convertible preferred stock in exchange for $10.0 million senior subordinated notes and detachable warrants to purchase 597,090 shares of common stock. A loss of approximately $800,000 was recorded for financial reporting purposes (classified with preferred dividends in the Statement of Operations) on the retirement of the preferred shares, based on the fair value of the senior subordinated note and detachable stock purchase warrant issued in the exchange. In addition, a detachable warrant to purchase 1,343,452 shares of common stock was issued in conjunction with the issuance of the $22.5 million senior subordinated note. All of the detachable warrants are exercisable to purchase the Company's common stock or Class B common stock at $0.01 per share and expire in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the warrant holders a put right, whereby in the event of a change of control of the Company, as defined, the warrant holders have the right to require the Company to purchase all or any part of the warrants or shares issuable upon exercise of the warrants. However, the Company has recently entered into an agreement with the warrant holders, described in Note 15, that cancels these put rights.

7.  STOCKHOLDERS' EQUITY

    In connection with the Acquisition, the Company entered into various equity transactions with certain officers and directors. The Company sold an aggregate of 353,500 shares of common stock at fair value, and issued an aggregate of 184,000 shares of restricted stock under company sponsored programs. The Company also granted incentive stock options to purchase an aggregate of 412,500 shares of common stock.

    In the third and fourth quarters of 1999, in connection with the sale of common stock to the Company's directors and officers, the Company accepted promissory notes as partial payment for shares of the Company's common stock purchased. The promissory notes require that the principal balance be paid in full by the fourth quarter of 2004. The promissory notes bear interest at the rate of the Company's revolving credit facility in place during the term of the note. Interest is due beginning on December 30, 1999, continuing on the last day of each calendar year until the promissory note is paid in full. The note is a full recourse obligation of the individual. In prior years, the Company established a program that provided loans to board members and various members of management to purchase shares of the Company. This program has since been terminated. Interest bearing promissory notes totaling $184,000 remain outstanding at December 31, 2000, collateralized by approximately 73,000 shares purchased.

    In the third and fourth quarters of 1999 and the first quarter of 2000, restricted stock grants were made to certain officers and employees of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than death or disability. Shares issued were recorded at the fair value on the date of grant with the corresponding deferred charge as part of stockholders' equity. The deferred charge is being amortized as compensation expense on a straight-line basis over the related vesting period. As of December 31, 2000, 186,500 shares of restricted stock were outstanding.

    In September 1999, the Company repurchased 555,265 shares of common stock and unexercised stock options from a director of the Company for a net aggregate cash purchase price of $1.4 million. The director resigned from the board and relinquished all of his equity ownership in the Company through this transaction. In connection with repurchase, the Company recorded a charge of approximately $838,000 associated with shares reacquired, which had been purchased in fiscal 1999 by the director under stock option arrangements (Note 11).

    During 1998, the Company issued 352,552 shares of common stock for the exercise of stock options and purchased and retired 223,691 shares of common stock.

    The Series A preferred stock was convertible, at the option of the holder, to common stock at a conversion ratio of one share of common stock for each share of preferred stock. This option was exercised in connection with the Acquisition. The preferred stock had voting rights based on the number of shares of common stock into which the preferred stock is then convertible and had a liquidation preference to common stock.

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

    At December 31, 2000, the Company had a net deferred tax asset of approximately $2.4 million. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

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

    Deferred taxes as of December 31, 2000 and 1999, are summarized as follows (in thousands):

	2000	1999
Current deferred taxes:
Lower of cost or market adjustment	$1,358	$—
Accrued bonuses and 401(k) contributions	—	1,623
Warranty reserve	86	20
Allowance for doubtful accounts	119	132
Accrued liabilities	1,574	350
Inventory cost capitalization	354	362

Total	$3,491	$2,487

Long-term deferred taxes:
Accrued liabilities	$32	$479
LIFO inventory recapture	—	(130)
Excess book over tax depreciation	(896)	318
Non-compete agreement	182	190
Federal net operating loss carryforwards	—	3,970
Tax credit carryforwards	152	213
AMT credit carryforwards	—	441
Contribution carryforwards	—	16
Original issue discount	(550)	(596)

Total	$(1,080)	$4,901

    Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2000	1999	1998
Income before income taxes and extraordinary loss	$29,844	$11,944	$1,942

Current	6,649	1,081	154
Deferred	4,977	(3,699)	—

Income tax expense (benefit) before extraordinary loss	11,626	(2,618)	154
Income tax benefit from extraordinary loss on debt prepayments	—	—	(31)

Income tax expense (benefit)	$11,626	$(2,618)	$123

    A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2000	1999	1998
Expected federal expense	$10,445	$4,150	$680
State taxes, net of federal benefit and credits	927	451	88
Change in valuation allowance	—	(6,926)	(1,849)
Expiration of net operating loss carryforwards	—	—	1,195
Other	254	(293)	40

Total	$11,626	$(2,618)	$154

    As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.7 million, all of which have been utilized in the year ending December 31, 2000.

9.  EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes conversion of convertible preferred stock as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share:

Year ended December 31, 2000 (in thousands, except for per share amounts)	Income	Shares	Per Share Amount
Basic EPS:
Net income	$18,218	7,778	$2.34
Effect of dilutive securities	—	2,814	—

Diluted EPS:
Net income	$18,218	10,592	$1.72

    Options to purchase 3,600 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Year ended December 31, 1999 (in thousands, except for per share amounts)	Income	Shares	Per Share Amount
Income before extraordinary item	$14,562
Preferred stock dividends and loss on redemption	(1,401)

Basic EPS:
Income available to common stockholders	13,161	6,998	$1.88
Effect of dilutive securities
Preferred stock dividends and loss on redemption	1,401	1,717
Options	—	1,097

Diluted EPS:
Income available to common stockholders	$14,562	9,812	$1.48

    Options to purchase 102,061 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

Year ended December 31, 1998 (in thousands, except for per share amounts)	Income	Shares	Per Share Amount
Income before extraordinary item	$1,788
Preferred stock dividends	(803)

Basic EPS:
Income available to common stockholders	985	6,670	$.15
Effect of dilutive securities
Options	—	495

Diluted EPS:
Income available to common stockholders	$985	7,165	$.14

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

10.  EMPLOYEE BENEFIT PLANS

BENEFIT PLAN

    The Company's 401(k) plan covers all eligible employees. During 2000, the Company paid matching contributions of 50% of the first 6% of each plan participant's eligible contributions. The Company's guaranteed annual contribution is 4.5%, with an additional discretionary contribution determined annually by the board of directors. Eligible employees may elect to defer up to 15% of their eligible compensation. Total amounts charged to operations were $3,148,000, $821,000 and $303,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

RESTRICTED STOCK GRANTS

    In 2000 and 1999, the Company awarded restricted stock grants of 2,500 and 184,000 shares, respectively, to certain officers and employees. These shares carry dividend and voting rights. Sale or transfer of restricted shares is limited during the restricted period. The value of these awards was established by the market price on the date of grant. The restrictions lapse over five years. No restrictions lapsed during the year ended December 31, 2000.

    Unearned compensation was charged for the fair value of the restricted shares as these shares were issued in accordance with the plan. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying balance sheets and is being amortized ratably over the restricted period.

    Total amounts charged to operations were $128,000 and $30,000 for the years ended December 31, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION PLANS

    The Company's 1991 and 1997 stock option plans, and its nonqualified stock option plan (the Plans) provide for the granting of 5.0 million of incentive or non-qualified stock options to key employees and directors. This is inclusive of 547,000 additional common shares that were reserved for grant on March 7, 2000 and 547,000 common shares reserved for grant on September 9, 1999, under the 1997 plan. Generally, options outstanding under the Company's Plans: (i) are granted at prices equal to the fair value of the stock on the date of grant, (ii) vest ratably over a three to five year vesting period, and (iii) expire over a period not greater than ten years from the date of grant.

    A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the year ended on those dates is presented below (shares in thousands):

	Shares	2000 Weighted Average Exercise Price	Shares	1999 Weighted Average Exercise Price	Shares	1998 Weighted Average Exercise Price
Outstanding at beginning of year	1,228	$2.61	2,067	$1.76	2,040	$1.66
Granted	160	10.99	413	3.51	532	1.55
Exercised	(327)	2.86	(1,104)	1.46	(465)	1.03
Canceled	(2)	2.75	(148)	1.91	(40)	2.00

Outstanding at end of year	1,059	3.80	1,228	2.61	2,067	1.76

Options exercisable at year end	452	2.04	582	2.40	1,510	1.82

Options available for future grant	905		517		438

Weighted average fair value of options granted during the year		$8.08		$2.08		$1.10

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards since 1996, the Company's net income would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	2000	1999	1998
Net income applicable to common stock, as reported	$18,218	$13,161	$329
Net income applicable to common stock, pro forma	17,897	12,819	278
Basic earnings per common share
As reported	$2.34	$1.88	$.05
Pro forma	2.30	1.83	.04
Diluted earnings per common share
As reported	$1.72	$1.48	$.05
Pro forma	1.69	1.45	.04

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

	2000	1999	1998
Dividend yield	—	—	—
Expected volatility	73%	50%	56%
Expected life of option	84 months	84 months	120 months
Risk free interest rate	6.31—6.66%	6.17—6.39%	4.94—5.01%

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 to 2.13	481	6.3	$1.65	365	$1.70
2.75	5	6.0	2.75	5	2.75
3.37 to 4.63	413	8.8	3.51	82	3.51
$10.88 to 16.00	160	9.2	10.99	—	—

	1,059		$3.80	452	$2.04

11. NONRECURRING ITEMS

(in thousands)	2000	1999
Costs associated with the PWPipe acquisition, recorded in the third quarter ended September 30,1999:
Expense incurred in connection with director resignation (Note 6)	$—	$838
Transaction based compensation	—	175
Corporate realignment costs (a)	(195)	800
Other	—	150

	$(195)	$1,963

Terminated acquisition related costs (b)	$2,845	$1,825

(a)
Severance costs in the fourth quarter of 1999 relates to the elimination of redundant positions following the Company's acquisition of PWPipe in September 1999. Income in 2000 relates to employees no longer meeting the requirements of the severance package. Approximately $132,000 and $785,000 remains as a component of accrued expenses at December 31, 2000 and 1999, respectively. Payments against the accrual were $458,000 and $15,000 in 2000 and 1999, respectively.

(b)
On December 11, 1998, the Company entered into an agreement to acquire the polyvinyl chloride (PVC) pipe business of Lamson & Sessions Co. of Cleveland, Ohio. The Company also signed an agreement to merge with a resin manufacturing facility owned and operated by CONDEA Vista Company. In April 1999, the Company terminated its agreements to acquire the polyvinyl chloride (PVC) pipe business of Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In conjunction with the termination of the agreements, the Company recorded a charge associated with the terminated acquisition related costs of $2,845,000 (including the amounts described in Note 15) and $1,825,000 for the years ended December 31, 2000 and 1999, respectively.

12. SEGMENT INFORMATION

    The Company operates in one industry segment as a producer of PVC pipe and fittings and PE pipe and tubing for a wide variety of distributing customers. The Company operates from ten plants located in six states in the western and midwestern United States. The Company's distributing customer base is diverse, with no customer representing greater than 4% of net sales. The Company's distributors supply product to a broad range of end user markets, including agricultural and turf irrigation; potable water and sewage transmission; fiber optic, telephone and electrical transmission; natural gas transmission, and industrial and commercial plumbing.

    The Company's sales are primarily within the United States; export sales are insignificant.

13. SIGNIFICANT VENDOR CONCENTRATION

    The Company acquires its primary raw materials from various sources. During the years ended December 31, 2000, 1999 and 1998, purchases of primary raw materials from two vendors totaled 87%, 79% and 54%, respectively, of total material purchases. Materials purchased represents the largest component of the Company's cost of sales.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

Quarter ended:	March	June	September	December	Year Ended
2000
Revenues	$92,599	$106,748	$85,618	$59,009	$343,974
Operating income	18,445	25,145	11,131	(8,626)	46,095
Net income	9,166	13,199	4,559	(8,706)	18,218
Net income available to stockholders	9,166	13,199	4,559	(8,706)	18,218
Basic net income per share (a)	1.21	1.70	.58	(1.10)	2.34
Diluted net income per share (a)	.87	1.24	.42	(1.10)	1.72
1999
Revenues	$19,586	$24,448	$36,162	$73,754	$153,950
Operating income	2,229	2,506	2,789	11,144	18,668
Net income	330	4,004	3,924	6,304	14,562
Net income available to stockholders	129	3,804	2,925	6,303	13,161
Basic net income per share (a)	.02	.54	.42	.87	1.88
Diluted net income per share (a)	.02	.42	.37	.63	1.48
(a)
The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

15. SUBSEQUENT EVENTS

LAMSON & SESSIONS CO. SETTLEMENT

    On July 21, 1999, Lamson & Sessions Co. (Lamson) filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company's proposed acquisition of Lamson's PVC pipe business. On March 13, 2001, the Company entered into a settlement agreement with Lamson whereby all Lamson claims were dropped. As part of the agreement, the Company agreed to drop any claims against Lamson, and agreed to pay $2,046,000. The settlement represents the resolution of a contingency that existed at December 31, 2000. Accordingly, the Company has recorded the March 2001 settlement and associated costs incurred in 2001 as a component of nonrecurring items in the December 31, 2000 Statements of Operations (Note 11).

"DUTCH AUCTION" TENDER

    On February 21, 2001, the Company's Board of Directors approved a "Dutch auction" tender offer to purchase such number of shares of the Company's common stock that does not exceed the aggregate purchase price of $10,000,000. Under terms of the proposed offer, the Company's shareholders may, at prices determined by the tendering shareholders, tender their shares within a range to be specified in the proposed offer. The offer is expected to commence by the end of March 2001. The Company plans to use funds provided by its current revolving credit facility to finance the proposed offer.

MODIFICATION TO WARRANTS

    On March 20, 2001, the Company has signed an agreement with the warrant holders, whereby the warrant holders have agreed to cancel the put rights, described in Notes 4 and 6. Due to the cancellation of the put rights, the Company will reclassify the stock warrants, which are presently excluded from permanent equity in the Balance Sheets with a value of $5,887,000, as an addition to permanent equity in its March 31, 2001 Balance Sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 relating to our directors is incorporated by reference to the section labeled "Election of Directors", and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled "Compliance With Section 16(a) of the Securities Exchange Act", which appear in our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

    The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Harry W. Spell	77	Chairman of the Board
William H. Spell	44	Chief Executive Officer and Director
Bruce A. Richard	71	Vice Chairman of the Board
James K. Rash	63	President (retired effective February 2001)
Roger R. Robb	51	Chief Financial Officer
Larry I. Fleming	55	Senior Vice President—Sales and Marketing (President effective February 2001)
Michael N. Stickel	58	Senior Vice President—Sales and Marketing (effective February 2001)
John R. Cobb	50	Senior Vice President—Operations
Keith H. Steinbruck	51	Vice President—Technical Director
Neil R. Chinn	50	Vice President—Human Resources
Dobson West	54	Chief Administrative Officer, General Counsel and Secretary

    Harry W. Spell has served as our chairman of the board since January 1992. He also served as our chief executive officer from January 1992 to January 1997. In addition, Mr. Spell is the chairman of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Xcel Energy, a Fortune 500 company until August 1988, where he served as senior vice president of finance and chief financial officer. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

    William H. Spell has served as director since January 1992 and as our chief executive officer since January 1997, and served as our president from January 1992 to January 1997. In addition, Mr. Spell is the president of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Mr. Spell serves as a director of iNTELEFILM Corporation. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at a regional investment-banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and a M.B.A. degree from the University of Minnesota.

    Bruce A. Richard has served as director since March of 1992 and as our vice chairman since February 1996. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the upper Midwest.

Mr. Richard has been involved in private equity investing since 1988. He retired as president and chief operating officer of Xcel Energy, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John's University, and serves as a director of several private companies and is actively involved in other philanthropic organizations.

    James K. Rash served as our president from September 1999 to February 2001. Previously, Mr. Rash was president of PWPipe from 1982 through 1999, prior to our acquisition of PWPipe. Prior to 1982, Mr. Rash managed the pipe business for Simpson Timber Company as vice president of Specialty Products. Mr. Rash has 25 years of experience in the management of the sale and manufacture of plastic pipe. Mr. Rash received a B.S. degree from Iowa State University and a M.B.A. with honors from the University of Oregon.

    Roger R. Robb was elected our chief financial officer in September 1999. Previously, Mr. Robb was vice president and controller of PWPipe from 1995 through 1999 and controller of PWPipe from 1984 through 1995. Prior to joining PWPipe in 1982, Mr. Robb was a plant manager for Hercules, Inc. in New York. Mr. Robb received a B.S. degree from Cornell University and a M.B.A. from the University of Oregon. He has also completed the Mahler Advanced Management Skills Program.

    Larry I. Fleming was elected our President effective February 2001. He served as senior vice president of sales and marketing from September 1999 until February 2001. Previously, Mr. Fleming was senior vice president—sales and marketing for PWPipe from 1990 through 1999. Prior to joining PWPipe in 1990, Mr. Fleming was vice president and general manager of the Bend Door and Millwork Company from 1988 through 1990, general manager of panel products for Simpson Timber Company from 1985 through 1988, general manager of Simpson Building Supply from 1982 through 1985 and general manager of Simpson Extruded Plastics Company from 1975 through 1982. Mr. Fleming has 19 years of experience in the plastic pipe industry. Mr. Fleming has received B.A. and M.B.A. degrees from the University of Washington.

    Michael N. Stickel was elected our senior vice president of sales and marketing in February 2001. Before joining PW Eagle Mr. Stickel was vice president and general manager for Simpson Paper Company. Mr. Stickel spent 8 years with PWPipe, as vice president and general manager of PWResin, a subsidiary of PWPipe, from 1990 through 1993, and as vice president of sales and marketing for PWPipe from 1985 through 1990. Mr. Stickel also served as vice president of planning and control for Longmile Rubber Company from 1981 to 1985 and general manager of the chemicals division for Simpson Investment Company from 1976 through 1981. Mr. Stickel received a B.S. from Oregon State University and a M.B.A. from the University of Oregon.

    John R. Cobb was elected our senior vice president—operations in September 1999. Previously, Mr. Cobb was senior vice president—operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 22 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

    Keith H. Steinbruck was elected our vice president—technical director in September 1999. Previously, Mr. Steinbruck was vice president—technical director for PWPipe from 1995 through 1999 and technical manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 27 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley's Executive Program for Technical Managers.

    Neil R. Chinn was elected our vice president—human resources in September 1999. Previously, Mr. Chinn was vice president—human resources for PWPipe from 1995 through 1999 and employee relations manager for PWPipe from 1986 through 1995. Mr. Chinn received a B.A. degree from the

University of Leicester and M.S. and M.B.A. degrees from the University of Oregon. He has also completed graduate courses at the School of Law, University of Oregon and has attended classes with the American Compensation Association.

    Dobson West has served as our Chief Administrative Officer and General Counsel since November 1999. He has served as our Secretary since August 1998. In addition, Mr. West is the Chief Operating Officer of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Previously, Mr. West was in the private practice of law for over 20 years with the law firm of Fredrikson & Byron, PA, who serves as our corporate counsel. Mr. West has a B.A. degree from Williams College and a J.D. degree from the University of Minnesota.

    Harry W. Spell is William H. Spell's father.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the section labeled "Executive Compensation" which appears in our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the section labeled "Security Ownership of Principal Shareholders and Management" which appears in our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the section labeled "Certain Relationships and Related Transactions" which appears in our definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

		Page in Form 10-K
1.	Financial Statements
	Report of Independent Accountants	18
	Independent Auditors' Report	19
	Statements of Operations	20
	Balance Sheets	21
	Statements of Stockholders' Equity	22
	Statements of Cash Flows	23
	Notes to Financial Statements	24—39
2.	Financial Statement Schedule
	Schedule II Valuation and Qualifying Accounts	48
	All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.
3.	Exhibits
	See Exhibit Index on page following signatures.
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

PART IV
SIGNATURES

    Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.
Dated: March 23, 2001	By:	/s/ WILLIAM H. SPELL William H. Spell, Chief Executive Officer

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

Signature	Title	Date
/s/ WILLIAM H. SPELL William H. Spell	Chief Executive Officer (Principal Executive Officer)	March 23, 2001
/s/ ROGER R. ROBB Roger R. Robb	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2001
/s/ GEORGE R. LONG George R. Long	Director	March 23, 2001
/s/ RICHARD W. PERKINS Richard W. Perkins	Director	March 23, 2001
/s/ BRUCE A. RICHARD Bruce A. Richard	Director	March 23, 2001
/s/ HARRY W. SPELL Harry W. Spell	Chairman of the Board	March 23, 2001

EXHIBIT INDEX

Number	Description**
3.1	Articles of Incorporation of the registrant, as amended to date (Incorporated by reference to Exhibit 3 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-4—File No. 33-29511).
3.3	Statement of designation of shares of registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to registrant's Form 8-K dated May 19, 1997).
10.1
Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated September 20, 1999).
10.2
Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated September 20, 1999).
10.3
Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated September 20, 1999).
10.4
Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant's Form 8-K dated September 20, 1999).
10.5	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant's Form 8-K dated September 20, 1999).*
10.6	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant's Form 8-K dated September 20, 1999).*
10.7	Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant's Form 8-K dated September 20, 1999).*
10.8	Employment Agreement dated September 16, 1999 between the Registrant and Roger R. Robb. (Incorporated by reference to Exhibit 10.8 to the registrant's Form 8-K dated September 20, 1999).*
10.9	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant's Form 8-K dated September 20, 1999).*
10.10	Employment Agreement dated September 16, 1999 between the Registrant and Larry I. Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant's Form 8-K dated September 20, 1999).*

10.11	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant's Form 8-K dated September 20, 1999).*
10.12	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant's Form 8-K dated September 20, 1999).*
10.13	Registrant's 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 1992).*
10.14	Registrant's 1997 stock option plan (Incorporated by reference to Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 1996).*
10.15	Leveraged Equity Purchase Plan of registrant (Incorporated by reference to Exhibit 10.26 to the registrant's Form 10-K for the year ended December 31, 1996).*
10.16
Employment Agreement dated October 15, 1999, between the Company and James K. Rash. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1999).*
10.17	Employment Agreement dated November 9, 1999, between the Company and Dobson West (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.18
Amendment to the Employment Agreement executed September 16, 1999 between Roger R. Robb and the Company effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.19
Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.20
Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.21
Amendment to the Employment Agreement executed September 16, 1999 between James K. Rash and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.22
Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.23
Amendment to the Employment Agreement executed September 16, 1999 between Jack R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.24
Amendment to the Employment Agreement executed September 16, 1999 between Larry I. Fleming and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 1999).*
10.25
Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K for the year ended December 31, 1999).*

10.26	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the registrant's form 10-Q for the quarter ended March 31, 2000.)
10.27	Sales Agreement dated January 1, 2000 (Incorporated by reference to Exhibit 10.2 to the registrant's form 10-Q for the quarter ended March 31, 2000.)
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.
24	Power of Attorney from certain directors and officers — see "Signatures" on signature page of this Form 10-K.
*
Compensatory plan or arrangement

**
SEC File No. 0-18050 unless otherwise indicated

SCHEDULE II

Valuation and Qualifying Accounts

Description	Beginning Year Balance		Additions[2,3]	Deductions[2]		Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2000	$2,921,900		$10,449,900	$9,400,700	[4]	$3,971,100
Fiscal year ended December 31, 1999	2,434,800	[1]	4,988,557	4,501,457	[4]	2,921,900
Fiscal year ended December 31, 1998	203,500		14,528	19,028		199,000
Valuation allowance for deferred taxes
Fiscal year ended December 31, 2000	$—		$—	$—		$—
Fiscal year ended December 31, 1999	8,809,000		—	8,809,000	[5]	—
Fiscal year ended December 31, 1998	10,657,800		—	1,848,800		8,809,000
1
Includes allowance for doubtful accounts and discounts of $2,235,800 acquired as part of the acquisition of PW Pipe in September 1999.

2
All activity is in the Company's normal course of business. The significant increase in fiscal year ended December 31, 1999 is due to the growth of the Company resulting from the acquisition of PWPipe.

3
Fiscal years ended December 31, 2000 and 1999 principally represents amounts charged to revenues. 1998 principally represents amounts charged to general and administrative expenses, associated with provisions for bad debts.

4
Primarily sales discounts and allowances.

5
In fiscal year ended December 31, 1999, approximately $1.8 million of the reduction is the result of net operating loss carryforwards recorded in purchase accounting for the acquisition of PWPipe. The balance of the fiscal 1999 reduction is the result of actual or forecasted utilization of net operating loss carryforwards. The reduction in fiscal year ended December 31, 1998 is primarily the result of expirations of net operating loss carryforwards of $1.2 million in 1998. The balance of the reduction represents the Company accounting for actual or forecasted utilization of net operating loss carryforwards.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
PART IV SIGNATURES
EXHIBIT INDEX
Valuation and Qualifying Accounts