Form 10-Q
period 2001-03-31
PW EAGLE INC
filed 2001-05-15
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________	to	____________

Commission File Number 0–18050

PW EAGLE, INC.
(Exact name of registrant as specified in its Charter)

MINNESOTA	41-1642846
(State of incorporation)	(I.R.S. Employer Identification No.)

222 South Ninth Street, Suite 2880 Minneapolis, Minnesota 55402
(Address of principal executive offices)
Registrant’s telephone number, including area code:	(612) 305-0339

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 14, 2001 was 6,882,875.

PW EAGLE, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations – Three Months Ended March 31, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2001	2000
Net sales	$58,045	$92,599

Cost of goods sold	49,319	63,287
Gross profit	8,726	29,312

Operating expenses:
Selling expenses	5,618	7,167
General and administrative expenses	2,310	3,700
	7,928	10,867

Operating income	798	18,445

Other expenses (income):
Interest expense	3,030	3,652
Other, net	(14)	(63)
	3,016	3,589

Income (loss) before income taxes	(2,218)	14,856

Income tax expense (benefit)	(849)	5,690

Net income (loss)	$(1,369)	$9,166

Net income (loss) per common share:
Basic	$(0.17)	$1.21
Diluted	$(0.17)	$0.87

Average number of common shares outstanding:
Basic	7,887	7,585
Diluted	7,887	10,493

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Balance Sheets – March 31, 2001 and December 31, 2000
(In thousands, except per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$535	$816
Accounts receivable, net	26,051	18,246
Inventories	49,714	44,391
Income tax receivable	1,473	3,376
Other	3,903	3,782
Total current assets	81,676	70,611

Property and equipment, net	76,702	76,589
Other assets	10,975	11,179
Total assets	$169,353	$158,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$27,892	$16,458
Current maturities of long-term debt	10,395	10,408
Accounts payable	18,668	7,839
Accrued liabilities	8,362	16,447
Total current liabilities	65,317	51,152

Other long-term liabilities	4,309	3,793
Long-term debt, less current maturities	25,000	27,500
Senior subordinated debt	28,411	28,068
Total liabilities	123,037	110,513
Commitments and contingencies
Stock warrants	-	5,887
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued
and outstanding	-	-
Common stock; $.01 par value; 30,000,000 shares authorized; issued and
outstanding 8,080,675 and 8,069,675 shares, respectively	81	81
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued
and outstanding	-	-
Additional paid-in capital	40,717	40,521
Stock warrants	5,887	-
Unearned compensation	(553)	(473)
Notes receivable from officers and employees on common stock purchases	(1,185)	(1,181)
Accumulated other comprehensive loss	(293)	-
Retained earnings	1,662	3,031
Total stockholders’ equity	46,316	41,979
Total liabilities and stockholders’ equity	$169,353	$158,379

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Statements of Cash Flows – Three Months Ended March 31, 2001 and 2000 (Unaudited)
(In thousands)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$(1,369)	$9,166
Adjustments to reconcile net income to net cash (used in)provided by operating activities
Gain on sale of fixed assets	(3)	-
Gain on sale of land held for sale	-	(60)
Depreciation and amortization	2,289	1,969
Amortization of debt issue costs, discounts and premiums	453	544
Receivable provisions	(1,858)	(894)
Deferred income taxes	-	5,355
Non-cash compensation	(43)	112
Change in operating assets and liabilities	(7,505)	(27,877)
Net cash used in operating activities	(8,036)	(11,685)

Cash flows from investing activities:
Purchases of property and equipment	(2,474)	(1,002)
Proceeds from property and equipment disposals	13	-
Proceeds from sale of land held for sale	-	269
Payments on notes receivable	107	59
Net cash used in investing activities	(2,354)	(674)

Cash flows from financing activities:
Change in cash overdraft	1,187	698
Borrowings under revolving credit facility	11,434	12,910
Repayment of long-term debt	(2,512)	(2,509)
Issuance of common stock	-	191
Net cash provided by financing activities	10,109	11,290

Net change in cash and cash equivalents	(281)	(1,069)
Cash and cash equivalents at beginning of period	816	2,669

Cash and cash equivalents at end of period	$535	$1,600
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Noncash activities:
Preferred stock exchanged for common stock	$-	$38
Issuance of subordinated debt for interest payment	166	163
Additional paid in capital-stock compensation	-	112
Tax benefits related to stock options	-	90
Cancellation of restricted stock	(102)	-
Issuance of restricted stock	186	14
Issuance of common stock in exchange for notes receivable	112	-

The accompanying notes are an integral part of the condensed-unaudited financial statements.

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.          Presentation

             On June 15, 2000, Eagle Pacific Industries, Inc., changed its name to PW Eagle, Inc., (“the Company”).  On June 19, 2000, the Company’s stock began trading on the Nasdaq National Market under the symbol “PWEI”.

             In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and cash flows for the three month periods ended March 31, 2001, and 2000.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2000.

             On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the “Put Rights”) upon a change of control of the Company.  Due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which were previously excluded from permanent equity in the condensed balance sheet with a value of $5,887,000, as an addition to stockholders’ equity in its March 31, 2001 balance sheet.

             Certain reclassifications were made to the prior year financial statements to conform to the March 31, 2001 presentation.  Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.          New Accounting Pronouncement

             Effective January 1, 2001 the Company adopted Statement of Financial Accounting  Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133).  FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.  Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders’ equity (as a component of other comprehensive income), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction.  The adoption of FAS 133 did not have a material impact on the Company’s primary financial statements, but did result in the recording of an unrealized loss of approximately $132,000, net of tax, in other comprehensive income.

             In the normal course of business, the Company is exposed to changes in interest rates.  The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments.  By policy, the Company does not enter into such contracts for the purpose of speculation.  In November 1999, under covenants of our Senior Credit Facility, the Company entered into a fixed rate agreement for three years with a LIBOR rate of 6.46%.

             The Company’s objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows.  To achieve this objective, the Company uses a fixed rate agreement to adjust a portion of total debt, as determined by management, that is subject to variable interest rates.  The Company designates this instrument as a cash flow hedge.  Under the fixed rate agreement, the Company agrees to pay fixed rates for interest.  This contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company’s interest payments related to a portion of its variable rate debt obligations.  Accordingly, the fixed rate agreement is reflected at fair value in the Company’s balance sheet and the related gains or losses on this contract are deferred in shareholders’ equity as a component of comprehensive income.  However, to the extent that this contract is not effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in earnings.

             At March 31, 2001, the Company had a fixed rate agreement to pay a 6.46% fixed rate of interest and receive a variable rate of interest based on the one-month LIBOR rate (ranging from 6.88% to 5.37% during the first three months of fiscal 2001) on a $17.5 million notional amount of indebtedness.  This amount decreases until the fixed rate agreement terminates in September 2002.

3.          Comprehensive Income

             Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and the unrealized loss on securities from non-qualified deferred compensation plans.  Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

(in thousands)	Three months ended March 31,
	2001	2000
Net income	$(1,369)	$9,166
Other comprehensive income:
Transition adjustment relating to the adoption of FAS 133, net of taxes	(132)	-
Changes in fair market value of financial instrument designated as a hedge of
interest rate exposure, net of taxes	(117)	-
Unrealized loss on securities from non-qualified deferred compensation plans	(44)	-
Total comprehensive income	$(1,662)	$9,166

4.          Inventory

(in thousands)

	March 31, 2001	December 31, 2000
Raw materials	$9,845	$9,348
Finished goods	39,869	35,043
	$49,714	$44,391

5.          Earnings per Common Share

             The following tables reflect the calculation of basic and diluted earnings per common share (“EPS”).

Three months ended March 31, 2001 (in thousands, except for per share amounts)
	Income (loss)	Shares	Per Share Amount
Basic EPS
Net loss	$(1,369)	7,887	$(0.17)
Effect of dilutive securities	-	-	-
Diluted EPS
Net loss	$(1,369)	7,887	$(0.17)

             Options to purchase 1,058,751 shares of common stock, warrants to purchase 1,940,542 shares of common stock, and 182,500 shares of unvested restricted stock were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be antidilutive.

Three months ended March 31, 2000 (in thousands, except for per share amounts)
	Income	Shares	Per Share Amount
Basic EPS
Net income	$9,166	7,585	$1.21
Effect of dilutive securities	-	2,908	-
Diluted EPS
Net income	$9,166	10,493	$0.87

             Options to purchase 18,541 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

             Both basic and dilutive EPS were computed by dividing net income (loss) by weighted average common shares outstanding.

6.          Debt

             The fair market value of borrowing under the senior credit facility fixed rate agreement and senior subordinated notes continue to approximate their carrying value at March 31, 2001, as their applicable interest rates approximate current market rates.

7.          Equity

             In March 2001, the Company issued a restricted stock grant of 25,000 shares to an officer of the Company.  These shares carry dividend and voting rights.  Sales of these shares are restricted prior to vesting.  Additionally, the Company sold 15,000 shares of its common stock to an officer and accepted a Promissory Note as partial payment for shares.  The promissory note bears interest at the rate of the Company’s Revolving Credit Facility.  Shares issued were recorded at fair market value on the date of grant with the corresponding deferred charge as part of shareholders’ equity.  In addition, during the three months ended March 31, 2001, restricted stock totaling 43,500 shares was cancelled.

             Incentive stock options to purchase 90,000 shares of the Company’s common stock were issued to certain officers of the Company during the three months ended March 31, 2001.  These options were issued at fair market value on the date of grant and vest over five years.

             On May 4, 2001, the Company completed its modified “Dutch Auction” tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase. The tender offer began April 3, 2001. Under terms of the offer, the Company offered to purchase up to 1,111,111 shares of it common stock within a price range of $7.50 to $9.00 per share. The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer is over subscribed. The Company elected to exercise this right and purchased all 1,197,800 shares tendered.

             The value of the shares purchased is approximately $10.8 million. The Company used funds provided by its current revolving credit facility to purchase the tendered shares. The shares purchased represent approximately 15% of the Company’s 8,080,675 shares of common stock outstanding on March 31, 2001. As a result of the tender offer, the Company has 6,882,875 shares of common stock outstanding.

8.          Litigation

             On July 21, 1999, Lamson & Sessions Co. (“Lamson”) filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company’s proposed acquisition of Lamson’s PVC pipe business.  On March 13, 2001, the Company entered into a settlement agreement with Lamson and Sessions Co. and agreed to pay Lamson approximately $2.0 million in consideration for Lamson’s release and satisfaction of all claims for damage.  The settlement represented the resolution of a contingency that existed at December 31, 2000.  Accordingly, the Company recorded the March 2001 settlement and associated costs incurred in 2001 as a component of nonrecurring items in the December 31, 2000 Statement of Operations presented in the Company’s Report on Form 10-K filed on April 2, 2001.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended March 31,
	2001	2000
Net sales	100.0%	100.0%
Cost of goods sold	85.0	68.3
Gross profit	15.0	31.7
Operating expenses	13.6	11.8
Operating income	1.4	19.9
Non-operating expense	5.2	3.9
Income (loss) before income taxes	(3.8)	16.0
Income tax expense (benefit)	(1.4)	6.1
Net income (loss)	(2.4)%	9.9%

             We posted first quarter net sales in 2001 of $58 million, decreasing 37% from 2000 to 2001.  Reduced demand for our products due to the slowing economy, reduced product prices because of an over supply of finished goods and reduced raw material costs were the major cause of reduced net sales.  Pipe pounds sold decreased by 20% from 2000 to 2001, and pipe prices decreased by 22% during the same period.

             Gross profit, as a percentage of net sales, decreased by 17% in the first quarter of 2001 compared to the same period in 2000.  Gross profit exceeded 31% in the first quarter of 2000 due to a combination of strong demand for pipe and rising PVC resin and pipe prices.  PVC resin prices increased in 2000 due to a strong demand for resin and increasing raw material costs.  The strong demand for pipe in 2000 allowed us to increase pipe prices at a greater rate than resin price increases.  Adverse conditions originating in the second half of last year continued to negatively affect our results of operations in the first quarter of 2001.  During the second half of last year a weakened demand for pipe and decreasing PVC resin and pipe prices decreased our gross profits.  The demand for pipe was reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping and market conditions caused pipe prices to drop at a faster rate than resin prices.  Demand for our products has not materially increased in the first quarter of 2001 as compared to the fourth quarter of 2000, and as a result we have not been able to increase pipe prices.  This has resulted in continued weak margins in the first quarter of 2001.

             The increase in operating expenses, as a percentage of net sales, from 2000 to 2001 is the result of decreased sales in combination with certain fixed operating expenses.  Actual operating expenses have decreased in the first quarter of 2001 as compared to the same period in 2000.

             The income tax provisions for the quarters ended March 31, 2001 and 2000 were calculated based on management’s then-current estimates of the annual effective rate for the year.  The estimated effective tax rate was approximately 38% for both periods presented.

Financial Condition

             We had working capital of $16.4 million at March 31, 2001, and had excess borrowing capacity under our Revolving Credit Facility of $21.0 million.

             Cash used in operating activities was $8.0 million in the first quarter of 2001 compared to $11.7 million in 2000.  The primary use of net cash associated with operating activities was to fund the growth in accounts receivable resulting from increased sales in the month of March 2001 compared to the month of December 2000, and the related seasonal growth in inventories.

             We used $2.4 million and $0.7 million for investing activities for the three months ended March 31, 2001 and 2000, respectively, primarily for capital expenditures.

             Cash provided from financing activities was $10.1 million and $11.3 million for the three months ended March 31, 2001 and 2000, respectively.  The decrease is a result of decreased borrowings under the revolving credit facility used to fund working capital needs.

             We had commitments for capital expenditures of approximately $1.3 million at March 31, 2001, which will be funded from operating profits.  Additional sources of liquidity, if needed, include our revolving credit line, additional long-term debt financing and the sale of our equity securities under either a private or public offering.  We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

             On May 4, 2001, the Company completed its modified “Dutch Auction” tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase. The tender offer began April 3, 2001. Under terms of the offer, the Company offered to purchase up to 1,111,111 shares of it common stock within a price range of $7.50 to $9.00 per share. The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer is over subscribed. The Company elected to exercise this right and purchased all 1,197,800 shares tendered.

             The value of the shares purchased is approximately $10.8 million. The Company used funds provided by its current revolving credit facility to purchase the tendered shares. The shares purchased represent approximately 15% of the Company’s 8,080,675 shares of common stock outstanding on March 31, 2001. As a result of the tender offer, the Company has 6,882,675 shares of common stock outstanding.

Outlook

             The statements contained above in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act.  These statements reflect our expectations and beliefs as of May 11, 2001 and are based on reasonable assumptions as of that date.  These forward-looking statements involve known and unknown business risks and uncertainties, many of which are stated at the end of this outlook section, that may cause results to differ materially from our expectations and beliefs stated herein.

             We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow.  Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003.  The actual growth rate in each year may be less than or greater than three percent based on short term economic conditions.  We have historically been able to, and expect in the future to be able to, grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality.  Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

             Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe.  Historically, when resin prices are rising or stable, our margins and sales volume have been higher.  Conversely, when resin prices are falling, our sales volumes and margins have been lower.  Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand.  We believe that the supply of plastic pipe in our industry is adequate to meet demand in 2001.  We also believe that the supply of PVC resin will be adequate to meet demand during the first half of 2001.  Because no new capacity has been initiated for some raw materials used in the manufacture of PVC resin, such as vinyl chloride monomer and chlorine, the production of PVC resin may be limited during the latter part of 2001 and in 2002.

             Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically, the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.  Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins.  Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers.  During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 16 billion pounds today.  Published PVC resin prices have fluctuated from a high of about $.44 per pound in 1988 to about $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of about $.25 per pound in 1999 to a high of $.40 in 2000 to about $.35 per pound at the end of March 2001.

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

             For the second quarter of 2001, we currently anticipate net sales between $82 and $90 million with net income between $3.5 and $5.0 million, which would result in earnings per share on a fully diluted basis between $0.30 and $0.50 and EBITDA between $10 and $13 million.  EBITDA represents earnings before interest, taxes, depreciation and amortization.  By comparison, for the second quarter of 2000, we reported net sales of $107 million with net income of $13.2 million or $1.24 per share diluted earnings and EBITDA of $27.1 million.

             We continue to remain optimistic that the economy will improve later in 2001.  Consequently, for the year 2001, we currently anticipate net sales between $300 and $320 million with net income between $8 and $12 million or $0.85 to $1.05 per share diluted earnings and EBITDA of $35 to $40 million.  These earnings forecasts exclude any impact the recently completed “Dutch Auction” tender offer would have on the earnings of the Company.  By comparison, for the year 2000, we reported net sales of $344 million with net income of $18.2 million or $1.72 per share diluted earnings and EBITDA of $52 million.

             As previously discussed, PW Eagle completed its modified "Dutch Auction" tender offer.  To illustrate the potential impact of the "Dutch Auction" tender offer, the purchase of 1.2 million shares for $10.8 million would reduce net income by approximately $0.6 million, but the per share diluted earnings would increase by approximately $0.03 per share.

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

             PW Eagle, Inc.’s statements under the caption “Outlook”, and those that are not strictly historical in this Form 10-Q for the quarter ended March 31, 2001 are all forward looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act.  These statements involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and forecasted in this Outlook section and Form 10-Q.  Actual results could differ as a result of:  (i) a further slowdown of economic growth in the United States, particularly west of the Mississippi; (ii) the failure of the Gross Domestic Product to grow beyond its first quarter level; (iii) an increase in interest rates or the failure of the Federal Reserve to lower interest rates further; (iv) a decline in the construction of commercial and residential building; (v) a decline in our raw material prices; (vi) a greater supply of PVC and PE pipe than market demand for such products caused by cyclical fluctuations in the supply and demand for pipe; (vii) adverse weather conditions and (viii); other risks described from time to time in our periodic reports.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $45.4 million of our $62.9 million of long-term variable rate debt at March 31, 2001.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.  Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $454,000.

             We do not enter into derivatives or other financial instruments for trading or speculative purposes.  We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility.  In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (“the Contract”) for three years with a LIBOR rate of 6.46%.  The Contract has a notional amount of $17.5 million.

PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             On July 21, 1999, Lamson & Sessions Co. filed a complaint against the Company in United States District Court for the Northern District of Ohio, Eastern Division to recover alleged damages incurred by Lamson in connection with the termination of the Company’s proposed acquisition of Lamson’s PVC pipe business.  On March 13, 2001, the Company entered into a settlement agreement with Lamson and agreed to pay Lamson approximately $2.0 million in consideration for Lamson’s release and satisfaction of all claims for damages.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

             In March 2001, the Company issued a restricted stock grant of 25,000 shares to an officer of the Company and sold 15,000 shares of Common Stock to such officer at a price of $7.4375 per share.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The certificates representing the shares bear a restrictive securities legend.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.            OTHER INFORMATION

             In February 2001, we announced the retirement of our president, Jim Rash.  Mr. Rash has been president of PWPipe since 1982 and was made president of PW Eagle upon the merging of PWPipe and Eagle Pacific Industries in 1999.  Mr. Rash led the operating management team that combined the Eagle Pacific Industries and PWPipe operations, helping PW Eagle become the largest extruder of PVC pipe in the western United States and the second largest in the entire U.S.

             Larry I. Fleming, previously senior vice president, sales and marketing for PW Eagle, succeeded Mr. Rash immediately following his retirement.  Mr. Fleming has been an integral part of the operating management of PWPipe and PW Eagle for more than 10 years and has more than 20 years of experience in the plastic pipe industry.  In addition, the Company has hired N. Michael Stickel to replace Mr. Fleming as senior vice president, sales and marketing.  Mr. Stickel was previously employed by PWPipe from 1985 to 1990 as senior vice president of sales and marketing and grew sales during that time by over 240%.  He also managed PWPipe's PVC resin business from 1990 to 1993.  Most recently, Mr. Stickel served as vice president and general manager of Simpson Paper Company's coated and specialty group.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits
                           See Exhibit Index on page following signatures.

             (b)        Reports on Form 8-K

                           We filed the following reports on Form 8-K during the first quarter of 2001:

On March 2, 2001, we filed a Form 8-K reporting the issuance of press releases announcing the financial results for the three months and year ended December 31, 2000; the Company’s long-term strategy and outlook, and the Company’s intention to commence a Dutch Auction tender offer of its common stock.

On March 16, 2001, the Company filed a Form 8-K reporting the issuance of a press release announcing adjustments to its fourth quarter and year 2000 financial results as a result of its settlement agreement with The Lamson & Sessions Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ William H. Spell
William H. Spell
Chief Executive Officer

By	/s/ Roger R. Robb
Roger R. Robb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 14, 2001

EXHIBIT INDEX

Number	Description
10.1	Employment Agreement dated February 12, 2001 between the Registrant and N. Michael Stickel.
10.2	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel.
10.3	Form of Promissory Note between the Registrant and N. Michael Stickel.