Form 10-K405/A
period 2000-12-31
PW EAGLE INC
filed 2001-08-06
CIK 852426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                Amendment No. (1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 2001 was approximately $45,915,000 (based on closing sale price of $7.8125 per share as reported on the Nasdaq Stock Market).

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 2, 2001 was 8,069,675.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant's 2001 Annual Meeting of Shareholders, to be held May 2, 2001, are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

================================================================================

The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K filed April 2, 2001 to include the following exhibits:

     Exhibit
      Number                            Description
    ---------        ------------------------------------------------------
       23.3          Consent of Independent Accountants

        99 Form 11-K, Annual Report of the PWPipe Employees' Savings Plan for the Year Ended December 31, 2000

SIGNATURES
----------


Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has caused this amendment to this report to be signed on its behalf by the undersigned, threunto duly authorized.

PW EAGLE, INC.



BY: /s/ Roger R. Robb
    --------------------------------
    Roger R. Robb
    Chief Financial Officer

Date: June 27, 2001

                                  EXHIBIT INDEX

Number   Description**
------   -------------

3.1 Articles of Incorporation of the registrant, as amended to date (Incorporated by reference to Exhibit 3 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2 Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-4 - File No. 33-29511).

3.3 Statement of designation of shares of registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to registrant's Form 8-K dated May 19,1997).

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

23.1     Consent of Independent Accountants. (Previously filed)

23.2     Consent of Independent Accountants. (Previously filed)

23.3     Consent of Independent Accountants.

24 Power of Attorney from certain directors and officers. (Previously filed)

99 Form 11-K, Annual Report of the PWPipe Employees' Savings Plan for the Year Ended December 31, 2000


*   Compensatory plan or arrangement
**  SEC File No. 0-18050 unless otherwise indicated