Form 10-Q
period 2001-06-30
PW EAGLE INC
filed 2001-08-20
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-18050

PW EAGLE, INC.
(Exact name of registrant as specified in its Charter)

MINNESOTA (State of incorporation)	41-1642846 (I.R.S. Employer Identification No.)

222 SOUTH NINTH STREET, SUITE 2880 MINNEAPOLIS, MINNESOTA (Address of principal executive offices)	55402 (Zip code)

(612) 305-0339
(Registrant’s telephone number, including area code)

NOT APPLICABLE
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

Yes    ☒    No     ☐

     As of August 17, 2001 there were 6,885,875 shares of PW Eagle, Inc. common stock outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.)

PW EAGLE, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations – Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	$74,263	$106,748	$132,308	$199,347

Cost of goods sold	63,004	70,087	112,323	133,374

Gross profit	11,259	36,661	19,985	65,973

Operating expenses
Selling expenses	7,092	8,054	12,710	15,221
General and administrative expenses	2,152	3,462	4,462	7,162

	9,244	11,516	17,172	22,383

Operating income	2,015	25,145	2,813	43,590

Other expenses (income)
Interest expense	2,893	3,639	5,923	7,291
Other, net	2	(183)	(12)	(246)
Nonrecurring expenses	—	300	—	300

	2,895	3,756	5,911	7,345

Income (loss) before income taxes	(880)	21,389	(3,098)	36,245

Income tax expense (benefit)	(337)	8,190	(1,186)	13,880

Net income (loss)	$(543)	$13,199	$(1,912)	$22,365

Net income (loss) per common share
Basic	$(0.07)	$1.70	$(0.25)	$2.91
Diluted	(0.07)	1.24	(0.25)	2.12

Weighted average number of common shares
outstanding
Basic	7,281	7,763	7,582	7,674
Diluted	7,281	10,682	7,582	10,558

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Balance Sheets – June 30, 2001 and December 31, 2000
(In thousands, except per share amounts)

	June 30,	Dec. 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$351	$816
Accounts receivable, net	28,316	18,246
Inventories	43,242	44,391
Income tax receivable	1,858	3,376
Other	3,888	3,782

Total current assets	77,655	70,611

Property and equipment, net	74,568	76,589
Other assets	10,825	11,179

Total assets	$163,048	$158,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under revolving credit facility	$31,619	$16,458
Current maturities of long-term debt	10,386	10,408
Accounts payable	21,492	7,839
Accrued liabilities	8,860	16,447

Total current liabilities	72,357	51,152
Other long-term liabilities	4,430	3,793
Long-term debt, less current maturities	22,500	27,500
Senior subordinated debt	28,756	28,068

Total liabilities	128,043	110,513
Commitments and contingencies
Stock warrants	—	5,887
Stockholders’ equity
Series A preferred stock; 7% cumulative dividend; convertible; $2 per	—	—
share liquidation preference; no par value; 2,000,000 shares authorized;
none issued and outstanding
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued	—	—
and outstanding
Common stock; $.01 par value; 30,000,000 shares authorized; issued and	69	81
outstanding 6,885,875 and 8,069,675 shares, respectively
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued	—	—
and outstanding
Additional paid-in capital	29,759	40,521
Stock warrants	5,887	—
Unearned compensation	(516)	(473)
Notes receivable from officers and employees on common stock purchases	(1,124)	(1,181)
Accumulated other comprehensive loss	(189)	—
Retained earnings	1,119	3,031

Total stockholders’ equity	35,005	41,979

Total liabilities and stockholders’ equity	$163,048	$158,379

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Statements of Cash Flows – Six Months Ended June 30, 2001 and 2000 (Unaudited) (In thousands)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities
Net income	$(1,912)	$22,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale of land held for sale	—	(241)
Depreciation and amortization	4,704	4,015
Amortization of debt issue costs, discounts and premiums	894	1,075
Receivable provisions	(891)	(177)
Deferred income taxes	—	6,041
Non-cash compensation	79	444
Change in operating assets and liabilities	(304)	(29,971)

Net cash provided by operating activities	2,570	3,551

Cash flows from investing activities
Purchases of property and equipment	(3,163)	(3,155)
Proceeds from sale of land held for sale	—	581
Payments on notes receivable	168	88
Purchase price reduction, litigation recovery	—	1,000

Net cash used in investing activities	(2,995)	(1,486)

Cash flows from financing activities
Change in cash overdraft	799	1,916
Borrowings under revolving credit facility	15,161	(1,163)
Repayment of long-term debt	(5,022)	(5,018)
Repurchase of common stock	(10,983)	—
Issuance of common stock through exercise of stock options	5	918

Net cash used in financing activities	(40)	(3,347)

Net change in cash and cash equivalents	(465)	(1,282)
Cash and cash equivalents at beginning of period	816	2,669

Cash and cash equivalents at end of period	$351	$1,387

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Non-cash activities
Preferred stock exchanged for common stock	$—	$38
Issuance of subordinated debt for interest payment	334	327
Additional paid in capital-stock compensation	—	380
Tax benefits related to stock options	8	110
Cancellation of restricted stock	(102)	—
Issuance of restricted stock	186	14
Issuance of common stock in exchange for notes receivable	112	—

The accompanying notes are an integral part of the condensed-unaudited financial statements.

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.  Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations for the three- and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain reclassifications were made to the prior year financial statements to conform to the June 30, 2001 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.  New Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders’ equity (as a component of other comprehensive income), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company’s primary financial statements, but did result in the recording of an unrealized loss as of January 1, 2001 of approximately $132,000, net of tax, in other comprehensive income.

     In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation. In November 1999, under covenants of our Senior Credit Facility, the Company entered into a fixed rate agreement on 50% of the outstanding term debt for three years with a LIBOR rate of 6.46%.

     At June 30, 2001, the Company had a fixed rate agreement to pay a 6.46% fixed rate of interest and receive a variable rate of interest based on the one-month LIBOR rate (ranging from 6.88% to 4.13% during the first six months of fiscal 2001) on a $16.3 million notional amount of indebtedness. This notional amount decreases until the fixed rate agreement terminates in September 2002.

     The Company’s objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses a fixed rate agreement to adjust a portion of total debt, as determined by management, that is subject to variable interest rates. The Company designates this instrument as a cash flow hedge. Under the fixed rate agreement, the Company agrees to pay a fixed rate of interest. This contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company’s interest payments related to a portion of its variable rate debt obligations. Accordingly, the fixed rate agreement is reflected at fair value in the Company’s balance sheet and the related gains or losses on this contract are deferred in shareholders’ equity as a component of comprehensive income. However, to the extent that this contract is not effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in earnings.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles. Instead, these assets will be reviewed under an impairment-only approach, with any related impairment recognized in earnings when incurred. The statements will be effective for the Company for business combinations completed after June 30, 2001, and January 1, 2002 for existing goodwill and intangible assets. The Company expects implementation of SFAS 142 will not have a material impact on the financial statements. The carrying value of goodwill will be evaluated at the date of implementation of  SFAS 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements. Management does not foresee any associated impairment matters associated with the adoption of SFAS 142, or thereafter, based on current information.

3.  Comprehensive Income

     Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of the financial instruments designated as a hedge of interest rate exposure and the unrealized gains/losses on securities from non-qualified deferred compensation plans. Comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:

(in thousands)
	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income (loss)	$(543)	$13,199	$(1,912)	$22,365
Other comprehensive income
Transition adjustment relating to the adoption of FAS
133, net of taxes	—	—	(132)	—
Changes in fair market value of financial instrument
designated as a hedge of interest rate exposure,
net of taxes	22	—	(95)	—
Unrealized gain on securities from non-qualified
deferred compensation plans	81	—	38	—

Total comprehensive income (loss)	$(440)	$13,199	$(2,101)	$22,365

4.  Inventory

(in thousands)
	June 30,	December 31,
	2001	2000

Raw materials	$10,292	$9,348
Finished goods	32,950	35,043

	$43,242	$44,391

     An inventory writedown of $150,000 was recorded in the second quarter of 2001 to reduce inventories to estimated market value.

5.  Earnings per Common Share

     The following tables reflect the calculation of basic and diluted earnings per common share (“EPS”).

(In thousands except per share amounts)
	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income (loss)	$(543)	$13,199	$(1,912)	$22,365

Weighted average shares used for basic earnings per share	7,281	7,763	7,582	7,674
Effect of dilutive securities	—	2,919	—	2,884

Weighted average shares used for dilutive earnings per share	7,281	10,682	7,582	10,558

Net earnings per share-basic	$(0.07)	$1.70	$(0.25)	$2.91
Net earnings per share-diluted	$(0.07)	$1.24	$(0.25)	$2.12

          Options to purchase 1,073,251 shares of common stock, warrants to purchase 1,940,542 shares of common stock, and 182,500 shares of unvested restricted stock were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive. Therefore, for the periods ended June 30, 2001, both basic and diluted EPS were computed by dividing net income (loss) by weighted average common shares outstanding.

6.  Debt

     The fair market value of borrowing under the senior credit facility fixed rate agreement and senior subordinated notes continue to approximate their carrying value at June 30, 2001, as their applicable interest rates approximate current market rates.

     The Company was in violation of certain financial institution loan covenants as of June 30, 2001. The financial institution has since waived compliance with these covenants and modified future period loan covenants.

7.  Equity

     Incentive stock options to purchase 90,000 shares of the Company’s common stock were issued to certain officers of the Company during the six months ended June 30, 2001. These options were issued at fair market value on the date of grant and vest over five years. Incentive stock options to purchase 72,500 shares of the Company’s common stock lapsed during the second quarter of fiscal 2001.

     The Company granted options to purchase 61,125 shares and issued restricted stock grants of 142,625 shares effective August 20, 2001. The options were issued at fair market value on the date of grant and vest over four years. The restricted stock grants vest over five years.

     On May 4, 2001, the Company completed its modified “Dutch Auction” tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase. The tender offer began April 3, 2001. Under terms of the offer, the  Company offered to purchase up to 1,111,111 shares of its common stock within a price range of $7.50 to $9.00 per share. The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer was over-subscribed. The Company elected to exercise this right and purchased all 1,197,800 shares tendered for approximately $10.8 million, using funds provided by its current revolving credit facility.

     On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the “Put Rights”) upon a change of control of the Company. Due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which were previously excluded from permanent equity in the condensed balance sheet with a value of $5,887,000, as an addition to stockholders’ equity in its June 30, 2001 balance sheet.

     In March 2001, the Company issued a restricted stock grant of 25,000 shares to an officer of the Company. These shares carry dividend and voting rights. Sales of these shares are restricted prior to vesting. Additionally, the Company sold 15,000 shares of its common stock to an officer and accepted a Promissory Note as partial payment for these shares. The promissory note bears interest at the rate of the Company’s Revolving Credit Facility. Shares issued were recorded at fair market value on the date of grant with the corresponding deferred charge as part of shareholders’ equity. In addition, during the six months ended June 30, 2001, 43,500 shares of restricted stock were cancelled.

8.  Subsequent Event

     On July 26, 2001 the Company announced a restructuring plan that includes permanently closing the Company’s Hillsboro, Oregon manufacturing facility, temporarily ceasing operations at the Company’s Phoenix, Arizona manufacturing facility until product demand requires the additional capacity, and initiating further cost reduction and product improvement programs. The Company plans to market the Hillsboro production facility and associated equipment during the third and fourth quarters of 2001 and is analyzing the possibility of relocating certain equipment to other facilities, and based on current analysis anticipates recovery of the carrying value of the associated facility and equipment. The restructuring plan will eliminate 113 jobs or about 14% of the Company’s workforce and is expected to produce annual savings in excess of $7.0 million. The Company anticipates taking a restructuring charge of approximately $2.1 million in the third quarter of this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

     The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.8	65.7	84.9	66.9
Gross profit	15.2	34.3	15.1	33.1
Operating expenses	12.5	10.7	13.0	11.2
Operating income	2.7	23.6	2.1	21.9
Non-operating expense	3.9	3.6	4.5	3.7
Income (loss) before income taxes	(1.2)	20.0	(2.4)	18.2
Income tax expense (benefit)	(0.5)	7.6	(0.8)	7.0
Net income (loss)	(0.7)%	12.4%	(1.4)%	11.2%

     We posted net sales of $74 million and $132 million for the three- and six-month periods ending June 30, 2001, respectively. This is a decrease of 30% and 34%, respectively, compared to the same periods in 2000. Reduced demand for our products due to the slowing economy, reduced product prices because of an oversupply of finished goods, and reduced raw material costs were the major causes of the decrease in net sales. Pipe prices for the three- and six-month periods ending June 30, 2001, decreased 31% and 30%, respectively, as compared to the same periods in 2000. In addition, pipe pounds sold increased a modest 0.3% for the three-month period ending June 30, 2001, as compared to the same period in 2000. However, pipe pounds sold decreased by 9% for the six-month period ending June 30, 2001, as compared to the same period in 2000.

     Gross profit, as a percentage of net sales, decreased for the three- and six-month periods ending June 30, 2001, by 19% and 18%, respectively, as compared to the same periods in 2000. Gross profit exceeded 33% in the first half of 2000, due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased in 2000, due to a strong demand for resin and increasing raw material costs. The strong demand for pipe in 2000 allowed us to increase pipe prices at a greater rate than resin price increases. Adverse conditions originating in the second half of last year continued to negatively affect our results of operations in the second quarter of 2001. During the second half of last year, a weakened demand for pipe and decreasing PVC resin and pipe prices decreased our gross profits. The demand for pipe was reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices. Demand for our products did not materially increase in the first half of 2001, and as a result we were not able to increase pipe prices. While demand for our products increased by over 32% from the first quarter to the second quarter of this year, the supply of pipe is still greater than demand. This has resulted in a moderate decrease in product prices and continued weak margins in the second quarter of 2001.

     The increase in operating expenses, as a percentage of net sales, for the three- and six-month periods ending June 30, 2001, as compared to the same periods in 2000, is the result of decreased sales in combination with certain fixed operating expenses. Actual operating expenses have decreased for the three- and six-month periods ending June 30, 2001, as compared to the same periods in 2000.

     The overall decrease in other expenses is primarily attributable to a decrease in the interest rates for the unhedged portion of debt and continued payments on the long term debt, partially offset by the increased revolver balance due to the repurchase of stock in connection with its modified “Dutch Auction”.

     The income tax provisions for the six months ended June 30, 2001 and 2000 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for both periods presented.

Financial Condition

     We had working capital of $5.3 million at June 30, 2001, and had excess borrowing capacity under our Revolving Credit Facility of $14.8 million subject to a minimum availability of $8.0 million required to be maintained at all times.

     Cash provided by operating activities was $2.6 million in the first six months of 2001, compared to $3.6 million in cash provided from operating activities in the first six months of 2000. The primary source of cash was cash generated from operations. Net changes to operating assets and liabilities were negligible in the current six months ended June 30, 2001.

     We used $3.0 million and $1.5 million for investing activities for the six months ended June 30, 2001 and 2000, respectively, primarily for capital improvements.

     Cash used in financing activities was $0 and $3.3 million for the six months ended June 31, 2001 and 2000, respectively. Borrowings of $15.2 million under the revolving credit facility were used to fund the repurchase of 1,197,800 shares of the Company’s common stock at $9 per share and the repayment of $5 million in long-term debt.

     We had commitments for capital expenditures of approximately $0.8 million at June 30, 2001, which will be funded from operating profits. Additional sources of liquidity, if needed, include our revolving credit line, additional long-term debt financing and the sale of our equity securities under either a private or public offering. We believe we have the financial resources needed to meet our current and future business requirements, including capital expenditures for expanding manufacturing capacity and working capital requirements.

     On July 26, 2001 the Company announced a restructuring plan that includes permanently closing the Company's Hillsboro, Oregon manufacturing facility, temporarily ceasing operations at the Company's Phoenix, Arizona manufacturing facility until product demand requires the additional capacity, and initiating further cost reduction and product improvement programs. The Company plans to market the Hillsboro production facility and associated equipment during the third and fourth quarters of 2001 and is analyzing the possibility of relocating certain equipment to other facilities, and based on current analysis anticipates recovery of the carrying value of the associated facility and equipment. The restructuring plan will eliminate 113 jobs or about 14% of the Company's workforce and is expected to produce annual savings in excess of $7.0 million. The company anticipates taking a restructuring charge of approximately $2.1 million in the third quarter of this year.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles. Instead, these assets will be reviewed under an impairment-only approach, with any related impairment recognized in earnings when incurred. The statements will be effective for the Company for business combinations completed after June 30, 2001, and January 1, 2002, for existing goodwill and intangible assets. The Company expects implementation of SFAS 142 will not have a material impact on the financial statements. The carrying value of goodwill will be evaluated at the date of implementation of  SFAS 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements. Management does not foresee any associated impairment matters associated with the adoption of SFAS 142, or thereafter, based on current information.

     On May 4, 2001, the Company completed its modified “Dutch Auction” tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase. The tender offer began April 3, 2001. Under terms of the offer, the Company offered to purchase up to 1,111,111 shares of its common stock within a price range of $7.50 to $9.00 per share. The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer is over-subscribed. The Company elected to exercise this right and purchased all 1,197,800 shares tendered for approximately $10.8 million, using funds provided by its current revolving credit facility.

Outlook

     The statements contained above in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act. These statements reflect our expectations and beliefs as of August 17, 2001, and are based on reasonable assumptions as of that date. These forward-looking statements involve known and unknown business risks and uncertainties, many of which are stated at the end of this outlook section, that may cause results to differ materially from our expectations and beliefs stated herein.

     We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003. The actual growth rate in each year may be less than or greater than three percent based on short-term economic conditions. We have historically been able to, and expect in the future to be able to, grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

     Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe increases faster than demand. We believe that the supply of plastic pipe in our industry is adequate to meet demand in 2001. We also believe that the supply of PVC resin will be adequate to meet demand during the remainder of 2001. Because no new capacity has been initiated for some raw materials used in the manufacture of PVC resin, such as vinyl chloride monomer and chlorine, the production of PVC resin may be limited during the latter part of 2002 and in 2003.

     Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically, the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 16 billion pounds today. Published PVC resin prices have fluctuated from a high of about $.44 per pound in 1988 to about $.26 per pound in 1992 to almost $.40 per pound in 1995 to a low of about $.25 per pound in 1999 to a high of $.40 in 2000 to about $.35 per pound at the end of June 2001.

     While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand, driving prices and gross margins down. These conditions could result from a general economic slowdown, either domestically or elsewhere in the world, or capacity increases in either the PVC resin or PVC pipe markets. As a result of the size of both the PVC resin and PVC pipe markets, and the consolidation that has occurred in these industries, we believe that fluctuations in prices from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

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

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

     PW Eagle, Inc.’s statements under the caption “Outlook”, and those that are not strictly historical in this Form 10-Q for the quarter ended June 30, 2001, are all forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act. These statements involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and forecasted in this Outlook section and Form 10-Q. Actual results could differ as a result of: (i) a further slowdown of economic growth in the United States, particularly west of the Mississippi; (ii) the failure of the Gross Domestic Product to grow beyond its second quarter level; (iii) an increase in interest rates or the failure of the Federal Reserve to lower interest rates further; (iv) a decline in the construction of commercial and residential building; (v) a decline in our raw material prices; (vi) a greater supply of PVC and PE pipe than market demand for such products caused by cyclical fluctuations in the supply and demand for pipe; (vii) adverse weather conditions, and, (viii) other risks described from time to time in our periodic reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $47.9 million of our $64.1 million of long-term variable rate debt at June 30, 2001. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $479,000.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (“the Contract”) for three years with a LIBOR rate of 6.46%. The Contract has a notional amount of $16.3 million. This notional amount decreases until the fixed rate agreement terminates in September 2002.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 2.	CHANGES IN SECURITIES
The Company granted options to purchase 61,125 shares and issued restricted stock grants of 142,625 shares effective August 20, 2001. The options were issued at fair market value on the date of grant and vest over four years. The restricted stock grants vest over five years.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	(a)	The Annual Meeting of the Company’s shareholders was held on Wednesday, May 2, 2001. There were 8,109,675 shares of Common Stock entitled to vote at the meeting and a total of 6,470,626 shares or 80% were represented at the meeting.
	(b)	At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 6,338,520 shares in favor, with 60,915 shares against, 71,191 shares abstaining and 0 shares represented by broker non-votes.
	(c)	Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected Class II directors of the Company to serve until the 2004 annual meeting of shareholders:

	Nominee	Number of Votes For	Number of Votes Withheld

	Bruce A. Richard	6,303,183	167,443
	William H. Spell	6,133,451	337,175

Other directors whose term of office as a director continued after the meeting are: George R. Long, Richard W. Perkins and Harry W. Spell.

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
None.

                (b) Reports on Form 8-K

We filed the following reports on Form 8-K during the second quarter of 2001:

     On April 3, 2001, the Company filed a Form 8-K reporting it has commenced a “Modified Dutch Auction” tender offer to purchase up to 1,111,111 shares, or approximately 14% of its outstanding common stock.

     On May 2, 2001, the Company filed a Form 8-K announcing its financial results for the three months ended March 31, 2001.

     On May 14, 2001, the Company filed a Form 8-K announcing final results from its modified “Dutch Auction” tender offer. Based on a final count by the Depository for the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share.

     On June 4, 2001, the Company filed a Form 8-K announcing its revised forecast for the second quarter ending June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ William H. Spell

William H. Spell
Chief Executive Officer

By	/s/ Roger R. Robb

Roger R. Robb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 20, 2001