Form 10-Q
period 2001-09-30
PW EAGLE INC
filed 2001-11-14
CIK 852426

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-18050

PW EAGLE, INC. (Exact name of registrant as specified in its Charter)
MINNESOTA (State of incorporation)	41-1642846 (I.R.S. Employer Identification No.)

22 SOUTH NINTH STREET, SUITE 2880 MINNEAPOLIS, MINNESOTA (Address of principal executive offices)	55402 (Zip code)

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

Yes      ☒     No     ☐

            As of November 8, 2001 there were 6,885,875 shares of PW Eagle, Inc. Common Stock outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.)

PW EAGLE, INC.

2

PART I.             FINANCIAL INFORMATION

ITEM 1.            CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations – Three and Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$65,510	$85,618	$197,818	$284,965

Cost of goods sold	61,535	64,442	173,858	197,816

Gross profit	3,975	21,176	23,960	87,149

Operating expenses
Selling expenses	6,487	7,042	19,197	22,263
General and administrative expenses	1,733	3,168	6,195	10,330
Nonrecurring expenses (benefit)	1,185	(165)	1,185	(165)

	9,405	10,045	26,577	32,428

Operating income	(5,430)	11,131	(2,617)	54,721

Other expenses (income)
Interest expense	2,823	3,342	8,746	10,633
Other, net	341	(1)	329	(247)
Nonrecurring expenses	—	400	—	700

	3,164	3,741	9,075	11,086

Income (loss) before income taxes	(8,594)	7,390	(11,692)	43,635

Income tax expense (benefit)	(3,291)	2,831	(4,477)	16,711

Net income (loss)	$(5,303)	$4,559	$(7,215)	$26,924

Net income (loss) per common share
Basic	$(0.79)	$0.58	$(0.99)	$3.48
Diluted	(0.79)	0.42	(0.99)	2.54

Weighted average number of common shares outstanding
Basic	6,703	7,880	7,286	7,743
Diluted	6,703	10,728	7,286	10,609

The accompanying notes are an integral part of the unaudited condensed financial statements.

3
[RETURN TO TABLE OF CONTENTS]

PW EAGLE, INC.

Condensed Balance Sheets – September 30, 2001 and December 31, 2000
(In thousands, except per share amounts)

	September 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$899	$816
Accounts receivable, net	24,854	18,246
Inventories	39,535	44,391
Income tax receivable	5,144	3,376
Other	7,562	3,782

Total current assets	77,994	70,611

Property and equipment, net	72,055	76,589
Other assets	7,371	11,179

Total assets	$157,420	$158,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under revolving credit facility	$36,227	$16,458
Current maturities and reclassification of long-term debt	59,480	10,408
Accounts payable	18,330	7,839
Accrued liabilities	9,254	16,447

Total current liabilities	123,291	51,152
Other long-term liabilities	4,532	3,793
Long-term debt, less current maturities	—	27,500
Senior subordinated debt	—	28,068

Total liabilities	$127,823	$110,513
Commitments and contingencies
Stock warrants	—	5,887
Stockholders’ equity
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued and outstanding	—	—
Common stock; $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,885,875 and 8,069,675 shares, respectively	69	81
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	29,755	40,521
Stock warrants	5,887	—
Unearned compensation	(470)	(473)
Notes receivable from officers and employees on common stock purchases	(1,095)	(1,181)
Accumulated other comprehensive loss	(366)	—
Retained earnings	(4,183)	3,031

Total stockholders’ equity	29,597	41,979

Total liabilities and stockholders’ equity	$157,420	$158,379

The accompanying notes are an integral part of the unaudited condensed financial statements.

4
[RETURN TO TABLE OF CONTENTS]

PW EAGLE, INC.

Condensed Statements of Cash Flows – Nine Months Ended September 30, 2001 and 2000 (Unaudited)
(In thousands)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities
Net income (loss)	$(7,215)	$26,924
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale of land held for sale	—	(241)
Loss on disposal of fixed assets	342	—
Depreciation and amortization	7,124	6,069
Amortization of debt issue costs, discounts and premiums	794	1,552
Receivable provisions	(380)	(911)
Deferred income taxes	—	6,041
Non-cash compensation	29	476
Change in operating assets and liabilities	294	(19,800)

Net cash provided by operating activities	988	20,110

Cash flows from investing activities
Purchases of property and equipment	(3,384)	(8,707)
Proceeds from sale of land held for sale	—	581
Payments on notes receivable	196	87
Purchase price reduction, litigation recovery	—	1,000

Net cash used in investing activities	(3,188)	(7,039)

Cash flows from financing activities
Change in cash overdraft	1,027	(1,282)
Borrowings under revolving credit facility	19,769	(5,803)
Repayment of long-term debt	(7,531)	(7,528)
Repurchase of common stock	(10,987)	—
Issuance of common stock through exercise of stock options	5	931

Net cash provided by (used in) financing activities	2,283	(13,682)

Net change in cash and cash equivalents	83	(611)
Cash and cash equivalents at beginning of period	816	2,669

Cash and cash equivalents at end of period	$899	$2,058

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Non-cash activities
Preferred stock exchanged for common stock	$—	$38
Issuance of subordinated debt for interest payment	502	492
Additional paid in capital-stock compensation	—	380
Tax benefits related to stock options	8	143
Cancellation of restricted stock	(102)	—
Issuance of restricted stock	186	14
Issuance of common stock in exchange for notes receivable	112	—

The accompanying notes are an integral part of the condensed unaudited financial statements.

5
[RETURN TO TABLE OF CONTENTS]

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.            Presentation

            In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations for the three- and nine-month periods ended September 30, 2001 and 2000 and its cash flows for the nine-month periods ended September 30, 2001 and 2000.  The results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2000.

            Certain reclassifications were made to the prior year financial statements to conform to the September 30, 2001 presentation.  Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.         New Accounting Pronouncements

            Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (FAS 133).  FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.  Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders’ equity (as a component of other comprehensive income), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction.  The adoption of FAS 133 did not have a material impact on the Company’s primary financial statements, but did result in the recording of an unrealized loss as of September 30, 2001 of approximately $132,000, net of tax, in other comprehensive income.

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

6
[RETURN TO TABLE OF CONTENTS]

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

            At September 30, 2001, the Company had a fixed rate agreement to pay a 6.46% fixed rate of interest and receive a variable rate of interest based on the one-month LIBOR rate (ranging from 6.875 to 3.625 during the first nine months of fiscal 2001) on a $15.0 million notional amount of indebtedness.  This notional amount decreases until the fixed rate agreement terminates in September 2002.  Total net loss recorded in other comprehensive income, net of taxes, was $(307,000) at September 30, 2001.

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets."  The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles.  Instead, these assets will be reviewed under an impairment-only approach, with any related impairments recognized in earnings when incurred.  The statements will be effective for the Company for business combinations completed after June 30, 2001, and January 1, 2002 for existing goodwill and intangible assets.  The Company expects implementation of SFAS No. 142 will not have a material impact on the financial statements.  The carrying value of goodwill will be evaluated at the date of implementation of SFAS 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements.  Management does not foresee any associated impairment charges from the adoption of SFAS 142, or thereafter, based on current information.

            In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased.  Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  Management does not foresee any charges from the adoption of SFAS 143, or thereafter, based on current information.

            In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations.  This statement is effective for fiscal years beginning after December 15, 2001. Management does not foresee any associated impairment charges from the adoption of SFAS 144, or thereafter, based on current information.

7
[RETURN TO TABLE OF CONTENTS]

3.            Comprehensive Income

            Comprehensive income for the Company includes net income, transition adjustment for the adoption of SFAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and the unrealized gains/losses on securities from non-qualified deferred compensation plans.  Comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows:

(in thousands)

	Three months ended		Nine months ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net income (loss)	$(5,303)	$4,559	$(7,215)	$26,924
Other comprehensive income
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	(132)	—
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(80)	—	(175)	—
Unrealized gain on securities from non-qualified deferred compensation plans	(96)	—	(59)	—

Total comprehensive income (loss)	$(5,479)	$4,559	$(7,581)	$26,924

4.            Inventory

(in thousands)

	September 30, 2001	December 31, 2000
Raw materials	$9,281	$9,348
Finished goods	30,254	35,043

	$39,535	$44,391

            An inventory writedown of $1.4 million was recorded in the third quarter of 2001 to reduce inventories to estimated market value.

8
[RETURN TO TABLE OF CONTENTS]

5.         Earnings per Common Share

            The following tables reflect the calculation of basic and diluted earnings per common share ("EPS").

(In thousands except per share amounts)

	Three months ended		Nine months ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net Income (Loss)	$(5,303)	$4,559	$(7,215)	$26,924

Weighted average shares used for basic earnings per share	6,703	7,880	7,286	7,743
Effect of dilutive securities	—	2,848	—	2,866

Weighted average shares used for dilutive earnings per share	6,703	10,728	7,286	10,609

Net earnings per share-basic	$(0.79)	$0.58	$(0.99)	$3.48
Net earnings per share-diluted	$(0.79)	$0.42	$(0.99)	$2.54

            Options to purchase 1,073,251 shares of common stock, warrants to purchase 1,940,542 shares of common stock, and 182,500 shares of unvested restricted stock were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.  Therefore, for the periods ended September 30, 2001, both basic and diluted EPS were computed by dividing net income (loss) by weighted average common shares outstanding.

6.         Debt

            In connection with the acquisition of PWPipe, on September 20, 1999, the Company entered into a second amended and restated loan and security agreement to obtain a $100.0 million Senior Credit Facility. The Senior Credit Facility consists of a (i) Term Note A in the principal amount of $35.0 million; (ii) Term Note B in the principal amount of $15.0 million, and a (iii) $50.0 million Revolving Credit Facility ($60.0 million from March 15, 2000 through June 15, 2000 and $50.0 million at all other times, as amended on March 13, 2000).  The Senior Credit Facility is collateralized by substantially all our assets.  Term Note A bears interest at a rate equal to the LIBOR plus 2.75%.  Term Note B bears interest at a rate equal to the LIBOR plus 3.25%.  In November 1999, under covenants of our Senior Credit Facility, we entered into an interest rate swap agreement for three years with a LIBOR rate of 6.46% for one half of the outstanding principal of Term Loan A and Term Loan B.  Principal on the term notes is due and payable quarterly in $1.25 million installments beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004.  Outstanding notes issued pursuant to the Revolving Facility bear interest at a rate equal to the LIBOR plus 2.5%.  The Company is required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility.

            Also on September 20, 1999, the Company issued Senior Subordinated Notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable stock purchase warrants to purchase an aggregate of 1,940,542 shares of our common stock.  Interest on the Senior Subordinated Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007.  Of this interest, 12% is payable in cash and an additional 2% accrues annually.  Principal is paid in three equal installments on each September 20th of 2005, 2006 and 2007.  A debt discount totaling $6.1 million has been recorded associated with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior

9
[RETURN TO TABLE OF CONTENTS]

Subordinated Notes and warrants on the date of issue.  The discount is being amortized using an interest method as a yield adjustment over their term.

            Under the Senior Credit Facility and Senior Subordinated Notes, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures, as well as other customary covenants, representations and warranties, funding conditions and events of default.  As of December 31, 2000 and March 31, 2001, the Company was in compliance with the covenant requirements, as amended.  The Company was in violation of financial covenants as of June 30, 2001.  The Company’s lenders have since waived compliance with these covenants for the second quarter.

            As of September 30, 2001, the Company was not in compliance with the covenants under the Senior Credit Facility and Senior Subordinated Notes, which require the Company to achieve minimum ratios for fixed charge coverage, interest coverage and funded debt to EBITDA.  The Company has made all of its required principal and interest payments.  Nevertheless, an "event of default" has occurred under the Senior Credit Facility and the Senior Subordinated Notes and the holders of that debt have the right to terminate their respective agreements and demand immediate payment of all amounts owing.  Should payment demand occur, the Company would be required to immediately record, as a charge to operations, unamortized debt issuance costs of $3.7 million and unamortized debt discounts of $4.7 million as additional financing costs (hereafter referred to as the deferred charges).  Accordingly, the balances outstanding under the two Term Notes of the Senior Credit Facility totaling $30 million and the Senior Subordinated Notes totaling $29.1 million, net of unamortized debt discounts of $4.7 million, have been classified as current liabilities and related unamortized debt issuance and amendment costs of $3.7 as current assets as of September 30, 2001.  However, the financial statements do not include any adjustments associated with the deferred charges discussed above that might result from the outcome of this uncertainty.

            The Company has entered into discussions with the lenders on the Senior Credit Facility and holders of the Senior Subordinated Notes as well as other parties with respect to revising the Company’s capital structure and eliminating the current defaults.  The Company’s goal is to reduce its annual fixed charges (principal, interest, taxes and capital expenditures) to a level that even if the unfavorable economic conditions that have existed in 2001 continue indefinitely, the Company will be able to pay all of its fixed charges.  The Company is exploring a variety of alternatives to accomplish this goal, including a sale and leaseback of certain of its assets, mortgaging certain of its real estate assets, changing its Senior Credit Facility and issuing additional subordinated debt or equity.  At this time, the Company has received a proposal from its Senior Credit Facility lenders with respect to the modification of its Senior Credit Facility and a proposal from a party that would purchase certain of the Company’s facilities and lease them back to the Company which together provide a framework to accomplish the Company’s goal.  The Company is also pursuing other alternatives to achieve its goal.  The Company expects to enter into definitive agreements that will eliminate the current defaults under the Senior Credit Facility and Senior Subordinated Notes within the next three months.  The Company also believes that these agreements will permit the Company to achieve its goal of reducing its annual fixed charges to a level that the Compnay can pay even if the current unfavorable economic conditions continue indefinitely.

            The fair market value of borrowings under the Senior Credit Facility fixed rate agreement and Senior Subordinated Notes continue to approximate their carrying value at September 30, 2001, as their applicable interest rates approximate current market rates.

10
[RETURN TO TABLE OF CONTENTS]

7.         Equity

            Incentive stock options to purchase 90,000 shares of the Company’s common stock were issued to certain officers of the Company on March 9, 2001.  These options were issued at fair market value on the date of grant and vest over five years.  Incentive stock options to purchase 72,500 shares of the Company’s common stock lapsed during the second quarter of fiscal 2001.

            On May 4, 2001, the Company completed its modified "Dutch Auction" tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase.  The tender offer began April 3, 2001.  Under terms of the offer, the Company offered to purchase up to 1,111,111 shares of its common stock within a price range of $7.50 to $9.00 per share.  The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer was oversubscribed.  The Company elected to exercise this right and purchased all 1,197,800 shares tendered for approximately $10.8 million, using funds provided by its current revolving credit facility.

            On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the "Put Rights") upon a change of control of the Company.  Due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which were previously excluded from permanent equity in the condensed balance sheet with a value of $5,887,000, as an addition to stockholders’ equity in its June 30, 2001 balance sheet.

            In March 2001, the Company issued a restricted stock grant of 25,000 shares to an officer of the Company.  These shares carry dividend and voting rights.  Sales of these shares are restricted prior to vesting.  Additionally, the Company sold 15,000 shares of its common stock to an officer and accepted a Promissory Note as partial payment for these shares.  The promissory note bears interest at the rate of the Company’s Revolving Credit Facility.  Shares issued were recorded at fair market value on the date of grant with the corresponding deferred charge as part of shareholders’ equity.  In addition, during the three months ended March 31, 2001, 43,500 shares of restricted stock were cancelled.

            The Company granted incentive stock options to purchase 61,125 shares and conditionally approved restricted stock grants of 142,625 shares on August 20, 2001 to officers and directors. On October 17, 2001, the Company received consents and waivers permitting the Company to issue the restricted stock and grant the stock options from the holders of the warrants issued by the Company in connection with the issuance of its subordinated debt.  The options and restricted stock will be issued at fair market value effective October 17, 2001 and vest over four and five years, respectively.  The restricted stock grants are conditioned on the Company obtaining approval of the grants from its shareholders.  The Company relied on the exemption from registration provided by section 4(2) of the Securities Act of 1933 to issue the restricted stock.  The certificates representing the shares bear a standard restrictive securities legend.

8.             Nonrecurring Charges

            On July 26, 2001, PW Eagle, Inc. announced a restructuring plan to align the Company’s operations with market conditions and improve profitability.  Major actions taken under the plan include:

1.	Permanently closing and marketing the Hillsboro, Oregon manufacturing facility.
2.	Temporarily suspending operations in the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity.
3.	Initiating focused cost reduction programs.

11
[RETURN TO TABLE OF CONTENTS]

            The Company is currently marketing the Hillsboro production facility and has relocated certain equipment to other facilities, and based on current analysis anticipates recovery of the carrying value of the associated facility and equipment.

            The restructuring plan includes the elimination of 94 positions, or approximately 11% of the Company’s workforce.  As of September 30, 2001, severance payments of approximately $0.3 million have been paid to employees, with the remaining employees to receive severance payments under contracts extending through April 2004.  Of the $1.2 million in restructuring costs, approximately 90% will be paid by the Company within one year.

            The restructuring charge of $1.2 million is recorded as nonrecurring expense in the Company’s results of operations.  The restructuring plan is expected to produce annual savings in excess of $7 million, with the majority of these cost savings occurring in cost of goods sold.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.9	75.3	87.9	69.4
Gross profit	6.1	24.7	12.1	30.6
Operating expenses	14.4	11.7	13.4	11.4
Operating income	(8.3)	13.0	(1.3)	19.2
Non-operating expense	4.8	4.4	4.6	3.9
Income (loss) before income taxes	(13.1)	8.6	(5.9)	15.3
Income tax expense (benefit)	(5.0)	3.3	(2.3)	5.9
Net income (loss)	(8.1)%	5.3%	(3.6)%	9.4%

            We posted net sales of $66 million and $198 million for the three- and nine-month periods ending September 30, 2001, respectively.  This is a decrease of 24% and 31%, respectively, compared to the same periods in 2000.  Reduced product prices because of an oversupply of finished goods, and reduced raw material costs were the major causes of the decrease in net sales.  Pipe prices for the three- and nine-month periods ending September 30, 2001, decreased 32% and 29%, respectively, as compared to the same periods in 2000.  In addition, pipe pounds sold increased 12% for the three-month period ending September 30, 2001, as compared to the same period in 2000.  However, pipe pounds sold decreased 3% for the nine-month period ending September 30, 2001, as compared to the same period in 2000.

            Gross profit, as a percentage of net sales, decreased for the three- and nine-month periods ending September 30, 2001, by 19% and 18%, respectively, as compared to the same periods in 2000.  Gross profit exceeded 30% in the first nine months of 2000, due to a combination of strong demand for pipe and rising PVC resin and pipe prices.  PVC resin prices increased in the first half of 2000, due to a strong demand for resin and increasing raw material costs.  The strong demand for pipe in 2000 allowed us to increase pipe prices at a greater rate than resin price increases during that period.  Adverse conditions originating in the second half of last year continued to negatively affect our results of operations in the third quarter of 2001.  During the second half of last year a weakened demand for pipe and decreasing PVC resin and pipe prices decreased our gross profits.  The demand for pipe was reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices.  Pounds of product sold decreased 3% for the nine months ending September 30, 2001, and we were not able to increase pipe prices.  While pounds of product sold increased 12% during the third quarter of this year compared to the third quarter of last year, the supply of pipe is still greater than demand.  This excess supply of pipe has resulted in decreased product prices and continued weak margins in the third quarter of 2001.

12
[RETURN TO TABLE OF CONTENTS]

            The increase in operating expenses, as a percentage of net sales, for the three- and nine-month periods ending September 30, 2001, as compared to the same periods in 2000, is the result of decreased sales in combination with certain fixed operating expenses.  Actual operating expenses, including the $1.2 million restructuring cost recorded in the third quarter, have decreased 6% and 18%, respectively, for the three- and nine-month periods ending September 30, 2001, as compared to the same periods in 2000.

            The decrease in other non-operating expenses is primarily attributable to a decrease in the interest rates for the unhedged portion of debt, continued payments on the long-term debt and the absence of non-recurring expenses related to a change in estimate to terminated acquisition costs during the third quarter of 2000.  These expense savings were partially offset by an increase in the Revolver Credit balance of the Company's Senior Credit Facility due to the repurchase of stock in connection with the Company’s modified ”Dutch Auction“ and a loss resulting from the write-off of non-productive assets in the third quarter of 2001.

            The income tax provisions for the nine months ended September 30, 2001 and 2000 were calculated based on management’s then-current estimates of the annual effective rate for the year.  The estimated effective tax rate was approximately 38% for both periods presented.

Financial Condition

            Our financial condition has deteriorated during the nine month period ending September 30, 2001 compared to 2000.  In addition as of September 30, 2001, we had negative working capital of $45.3 million resulting from our default under the Senior Credit Facility and Senior Subordinated Notes.  As a result of our default, we are required to reclassify $49.1 million, representing the "long-term debt" portions of the Term Notes of the Company's Senior Credit Facility and Senior Subordinated Notes, as "Current Maturities of Long Term Debt" on the Company’s balance sheet.  This amount is offset by the reclassification of deferred financing costs of $3.7 million at September 30, 2001.  See Note 6 to the Condensed Financial Statements in Item 1., and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2. for further discussion.

            The Company has limited sources of liquidity available.  In addition, the Company is not generating a sufficient amount of cash from operations to regain compliance with its lending covenants.  Cash provided by operating activities was $1.0 million in the first nine months of 2001, compared to $20.1 million in cash provided from operating activities in the first nine months of 2000.  The primary source of cash was cash generated from operations.  Net changes to operating assets and liabilities were negligible in the nine months ended September 30, 2001.

            The Company is exploring all available options to improve its financial condition.  The Company has entered into discussions with the lenders on the Senior Credit Facility and holders of the Senior Subordinated Notes as well as other parties with respect to revising the Company’s capital structure and eliminating the current defaults.  The Company’s goal is to reduce its annual fixed charges (principal, interest, taxes and capital expenditures) to a level that even if the unfavorable economic conditions that have existed in 2001 continue indefinitely, the Company will be able to pay all of its fixed charges.  The Company is exploring a variety of alternatives to accomplish this goal, including a sale and leaseback of certain of its assets, mortgaging certain of its real estate assets, changing its Senior Credit Facility and issuing additional subordinated debt or equity.  At this time, the Company has received a proposal from its Senior Credit Facility lenders with respect to the modification of its Senior Credit Facility and a proposal from a party that would purchase certain of the Company’s facilities and lease them back to the Company

13
[RETURN TO TABLE OF CONTENTS]

which together provide a framework to accomplish the Company’s goal.  The Company is also pursuing other alternatives to achieve its goal.  The Company expects to enter into definitive agreements that will eliminate the current defaults under the Senior Credit Facility and the Senior Subordinated Notes within the next three months.  The Company also believes that these agreements will permit the Company to achieve its goal of reducing its annual fixed charges to a level that the Company can pay even if the current unfavorable economic conditions continue indefinitely.  There is no assurance that the Company will successfully enter into new or revised financing alternatives.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

            On July 26, 2001 the Company announced a restructuring plan that includes permanently closing the Company’s Hillsboro, Oregon manufacturing facility, temporarily ceasing operations at the Company’s Phoenix, Arizona manufacturing facility until product demand requires the additional capacity, and initiating further cost reduction and product improvement programs.  The Company is currently marketing the Hillsboro production facility and associated equipment and is analyzing the possibility of relocating certain equipment to other facilities, and based on current analysis anticipates recovery of the carrying value of the associated facility and equipment.  The restructuring plan will eliminate 94 jobs or about 11% of the Company’s workforce and is expected to produce annual savings in excess of $7 million.  The Company recorded a restructuring charge of $1.2 million in the third quarter.  The restructuring charge of $1.2 million is $0.9 million less than the original forecast of $2.1 million due to changes made to the Company’s original assumptions.

            We used $3.2 million and $7.0 million for investing activities for the nine months ended September 30, 2001 and 2000, respectively, primarily for capital improvements.

            Cash provided (used) in financing activities was $2.3 and $(13.7) million for the nine months ended September 30, 2001 and 2000, respectively.  Borrowings of $19.8 million under the Revolving Credit Facility were used to fund the repurchase of 1,197,800 shares of the Company’s common stock at $9 per share and the repayment of $7.5 million in long-term debt.

            We had commitments for capital expenditures of approximately $0.5 million at September 30, 2001, which the Company intends to fund from its Revolving Credit Facility.

            In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets."  The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles.  Instead, these assets will be reviewed under an impairment-only approach, with any related impairment recognized in earnings when incurred.  The statements will be effective for the Company for business combinations completed after June 30, 2001, and January 1, 2002, for existing goodwill and intangible assets.  The Company expects implementation of SFAS 142 will not have a material impact on the financial statements.  The carrying value of goodwill will be evaluated at the date of implementation of SFAS 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements. Management does not foresee any associated impairment matters arising from the adoption of SFAS 142, or thereafter, based on current information.

            In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased.  Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  Management does not foresee any charges from the adoption of SFAS 143, or thereafter, based on current information.

            In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations.  This statement is effective for fiscal years beginning after December 15, 2001. Management does not foresee any associated impairment charges from the adoption of SFAS 144, or thereafter, based on current information.

            On May 4, 2001, the Company completed its modified "Dutch Auction" tender offer. Pursuant to the tender offer, 1,197,800 shares of common stock were properly tendered at $9.00 per share; 86,689 more than the 1,111,111 shares the Company offered to purchase. The tender offer began April 3, 2001. Under terms of the offer, the Company offered to purchase up to 1,111,111 shares of its common stock within a price range of $7.50 to $9.00 per share. The tender offer included a provision for the Company to purchase up to a maximum of 162,190 additional shares if the tender offer is over-subscribed.  The Company elected

14
[RETURN TO TABLE OF CONTENTS]

to exercise this right and purchased all 1,197,800 shares tendered for approximately $10.8 million, using funds provided by its current revolving credit facility.

Outlook

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER.

            The statements contained above in:  (a) Part 1 "Financial Information, including notes to the Condensed Financial Statements; (b) Management's Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical, including (i) the Company’s expectation that it will enter into definitive agreements with third parties that will eliminate the current defaults under Senior Credit Facility and Senior Subordinated Notes within the next three months; (ii) its belief that these agreements will permit the Company to achieve its goal of reducing its annual fixed charges (principal, interest, taxes and capital expenditures) to a level that even if the unfavorable economic conditions that have existed in 2001 continue indefinitely, the Company will be able to pay all of its fixed charges; and (iii) the Company’s belief that it will be able to fund its commitments for capital expenditures with available funds under its Revolving Credit Facility are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act.  The statements set forth in this Outlook section are also forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act.  These statements reflect our expectations and beliefs as of November 8, 2001, and are based on reasonable assumptions as of that date.  These forward-looking statements involve known and unknown business risks and uncertainties, many of which are stated at the end of this outlook section, that may cause results to differ materially from our expectations and beliefs stated herein.

            The Company is exploring all available options to improve its financial condition.  The Company has entered into discussions with the holders of its Senior and subordinated debt as well as other parties with respect to revising the Company’s capital structure and eliminating the current defaults.  The Company’s goal is to reduce its annual fixed charges (principal, interest, taxes and capital expenditures) to a level that even if the unfavorable economic conditions that have existed in 2001 continue indefinitely, the Company will be able to pay all of its fixed charges.  The Company is exploring a variety of alternatives to accomplish this goal, including a sale and leaseback of certain of its assets, mortgaging certain of its real estate assets, changing its senior credit facility and issuing additional subordinated debt or equity.  At this time, the Company has received a proposal from its senior lenders with respect to the modification of its Senior Credit Facility and a proposal from a party that would purchase certain of the Company’s facilities and lease them back to the Company which together provide a framework to accomplish the Company’s goal.  The Company is also pursuing other alternatives to achieve its goal.  The Company expects to enter into definitive agreements that will eliminate the current defaults under its current Senior Credit Facility and Senior Subordinated Debt agreements within the next three months.  The Company also believes that these agreements will permit the Company to achieve its goal.  However, the nation’s poor economic condition, the fact that the Company has only generated approximately $1.0 million in cash from operations for the nine month period ending September 30, 2001 and the uncertain future of the nation’s economy pose risks to the Company and its ability to achieve its goal.  In addition, these risks may also effect the Company’s ability to secure new financing on terms most benefical to the Company.

            Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues to grow and the overall economy recovers and begins to grow.  Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003.  The actual growth rate in each year may be less than or greater than three percent based on short-term economic conditions.  We have historically been able to, and expect in the future to be able to, grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality.  Our

15
[RETURN TO TABLE OF CONTENTS]

strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

            Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe.  Historically, when resin prices are rising or stable, our margins and sales volume have been higher.  Conversely, when resin prices are falling, our sales volumes and margins have been lower.  Gross margins also suffer when the supply of PVC and PE pipe in the market increases faster than demand.  We believe that the supply of plastic pipe in our industry currently exceeds demand.  We also believe that the supply of PVC resin currently exceeds demand.  Because no new capacity has been initiated for some raw materials used in the manufacture of PVC resin, such as vinyl chloride monomer and chlorine, the production of PVC resin may be limited during the latter part of 2002 and in 2003, if the economic climate improves.

            Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically, the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.  Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins.  Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers.  During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 16 billion pounds today.  Published PVC resin prices have fluctuated from a high of about $0.44 per pound in 1988 to about $0.26 per pound in 1992 to almost $0.40 per pound in 1995 to a low of about $0.25 per pound in 1999 to a high of $0.40 in 2000 to about $0.32 per pound at the end of September 2001.

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

            For financial reporting purposes, the Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of 2000.  We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects.  A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

            PW Eagle, Inc.’s statements under the caption "Outlook", and those that are not strictly historical in this Form 10-Q for the quarter ended September 30, 2001, are all forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act.  These statements involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and forecasted in this Outlook section and Form 10-Q.  Actual results could differ as a result of:  (i) a further slowdown of the economy in the United States, particularly west of the Mississippi; (ii) the failure of the Gross Domestic Product to grow beyond its third quarter level; (iii) an increase in interest rates or the failure of the Federal Reserve to lower interest rates further; (iv) a decline in the construction of commercial and residential building; (v) a decline in our raw material prices; (vi) a greater supply of PVC and PE pipe than market demand for such products caused by cyclical fluctuations in the supply and

16
[RETURN TO TABLE OF CONTENTS]

 demand for pipe; (vii) adverse weather conditions, and, (viii) other risks described from time to time in our periodic reports.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to certain market risks on outstanding interest rate debt obligations totaling $51.2 of our $66.2 million of variable rate debt at September 30, 2001.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.  Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $512,000.

            We do not enter into derivatives or other financial instruments for trading or speculative purposes.  We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility.  In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement ("the Contract") for three years with a LIBOR rate of 6.46%.  At September 30, 2001, the Contract had a notional amount of $15 million.  This notional amount decreases until the fixed rate agreement terminates in September 2002.

17
[RETURN TO TABLE OF CONTENTS]

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                        None.

ITEM 2.         CHANGES IN SECURITIES

The Company granted incentive stock options to purchase 61,125 shares and conditionally approved restricted stock grants of 142,625 shares on August 20, 2001 to officers and directors. On October 17, 2001, the Company received consents and waivers permitting the Company to issue the restricted stock and grant the stock options from the holders of the warrants issued by the Company in connection with the issuance of its subordinated debt. The options and restricted stock will be issued at fair market value effective October 17, 2001 and vest over four and five years, respectively. The restricted stock grants are conditioned on the Company obtaining approval of the grants from its shareholders. The Company relied on the exemption from registration provided by section 4(2) of the Securities Act of 1933 to issue the restricted stock. The certificates representing the shares bear a standard restrictive securities legend.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

The Company was not in compliance with the covenant requirements of its senior notes and subordinated debt at September 30, 2001. The Company has made all of its principal and interest payments in a timely manner. See Note 6 to the Condensed Financial Statements in Item 1., and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2. for further discussion.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None.

ITEM 5.         OTHER INFORMATION

                        None.

18
[RETURN TO TABLE OF CONTENTS]

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                        (a)       Exhibits
                                    See Exhibit Index on the page following the signatures.

                        (b)        Reports on Form 8-K

                        We filed the following reports on Form 8-K during the third quarter of 2001:

On August 20, 2001, the Company filed a Form 8-K reporting its financial results for the second quarter ending June 30, 2001.

On July 26, 2001, the Company filed a Form 8-K announcing its restructuring plan.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ William H. Spell
William H. Spell
Chief Executive Officer

By	/s/ Roger R. Robb
Roger R. Robb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2001

19
[RETURN TO TABLE OF CONTENTS]

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and William H. Spell, Chief Executive Officer.

10.2	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Dobson West, Chief Administrative Officer, General Counsel and Secretary.

10.3	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Larry Fleming, President.

10.4	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Roger Robb, Chief Financial Officer.

10.5	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations.

10.6	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director.

10.7	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Neil R. Chinn, Vice President of Human Resources.

10.8	Amendment Number 2 to the Securities Purchase Agreement dated August 14, 2001.

10.9	Ninth Amendment to Second Amended and Restated Loan and Security agreement dated August 21, 2001.

10.10	Amended and Restated Office Sharing Agreement dated August 20, 2001 between the Registrant and Spell Capital Partners, LLC., an affiliate of the Registrant.

20
[RETURN TO TABLE OF CONTENTS]