Form 10-K405
period 2001-12-31
PW EAGLE INC
filed 2002-03-28
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18050

PW EAGLE, INC.
(Exact name of registrant as specified in its Charter)

Minnesota	41-1642846
(State of incorporation)	(IRS Employer Identification No.)

222 South Ninth Street, Suite 2880, Minneapolis, Minnesota 55402
(Address of principal executive offices)

(612) 305-0339
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2002 was approximately $26,849,000 (based on closing sale price of $5.69 per share as reported on the Nasdaq Stock Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 20, 2002 was 6,886,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2002 Annual Meeting of Shareholders, to be held May 2, 2002, are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

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

Our executive offices are located in Minneapolis, Minnesota, and the operating headquarters are in Eugene, Oregon. We have production facilities in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Eugene, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Recent Developments

In February 2002, the Company entered into revised loan agreements with the lenders of its Senior Credit Facility and holders of the Senior Subordinate Notes, completed a sale and leaseback transaction with certain of its properties and sold the Hillsboro, Oregon facility which it had closed in fiscal 2001. The new loan agreements eliminated all current defaults of the Company and significantly reduce the Company’s future annual fixed charges.

Products

Our products consist of ½-inch to 24-inch PVC pipe and ½-inch to 6-inch PE pipe and tubing for applications in the building, municipal water distribution, municipal sewage collection, irrigation, natural gas, fiber optic, power distribution and telecommunications industries. We believe we have created brand name recognition for many of our products by offering quality PVC and PE pipe and providing customer service that extends well beyond the initial sale. We look for new niche markets and, when appropriate, produce specialized products for our customers.

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

AWWA Service Connection Pipe.    We offer this product in diameters of ½" to 2". A completely corrosion free system is in place when this polyethylene service line is connected from a home to a PVC water main. This product is in compliance with the ANSI/National Sanitation Foundation (NSF) Standard 61 – Health Effects to assure delivery of clean, safe water.

American Society for Testing and Materials (ASTM) PVC Pressure Pipe.    Manufactured in diameters of ½" to 24" in a series of pressure ratings from 63 pounds to 315 pounds, this product delivers the water to grow crops and beautify parks, golf courses and homes.

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

ASTM PVC Well Casing.    We offer a lightweight PVC pipe to be used as casing in water wells. Like the majority of our pressure pipes, well casing is in compliance with ANSI/NSF Standard 61 – Health Effects. As a companion to our well casing pipe, we also offer a threaded drop pipe for hanging submersible pumps. These heavy-duty pipes are made from Schedule 80 PVC and weigh approximately one-seventh of an equivalent metal pipe.

ASTM PE Pipes for Special Applications.    Polyethylene’s unique properties produce valuable products for applications in mining, chemical transport and closed-loop ground coupled heat pump systems. We believe our Eagle Pure-Core Blue® and Eagle Geo-Flo® are recognized leaders in the marketplace. We also produce Eagle Tri-Stripe® for natural gas distribution in diameters from ½" to 6".

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

Underwriters Laboratories Electrical Conduit.    We manufacture a complete line of PVC heavy wall electrical conduit in diameters of ½" through 6" and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

ASTM Utility Duct.    Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

Fiber Optic Pipe.    The ever-expanding fiber optic market demands both long and short distance runs of glass fiber bundles. We manufacture coiled PE duct pipe in diameters of 2" through 6" in lengths up to 5,000 feet. The pipe is color-coded and available with various features including a form that can be plowed directly into the ground. To complete the system, fiber optic pipe with the same color-codes as PE is offered in PVC.

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

Our marketing strategy focuses on providing high quality products, which include a broad array of PVC pipe and fittings and PE pipe and tubing products, and responsive customer service. We believe PWPipe and Eagle brand products enjoy wide acceptance and recognition.

We offer a wide variety of warranty programs on our products. These warranties cover failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

Our customers consist primarily of wholesalers and distributors. We have a broad and diverse group of customers. No customer accounted for more than 6% of our net sales in 2001 and 4% in 2000.

Competition

The plastic pipe industry is highly fragmented and competitive, due to the large number of producers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope. We compete not only against other plastic pipe manufacturers, but also against ductile iron, steel, concrete and clay pipe producers. Although we believe we have lessened the commodity nature of our business through our brand name pipe products, pricing pressure has effected our operating margins and will continue to in the future.

Manufacturing and Supply Sources

Manufacturing is performed at our facilities in Cameron Park, Perris and Visalia, California; Hastings, Nebraska; Eugene, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We strive to use high quality raw materials, as well as manufacturing techniques and machinery that incorporate many of the newest extrusion technologies.

Eight of our nine manufacturing facilities have compound centers where the PVC resin is precisely mixed with various waxes, colorants, UV protectants and lubricants to create the appropriate compound for each extrusion application. We purchase PE material for direct use in the extruder. Compounded PVC resin and PE resin are automatically transported from storage silos to the extrusion equipment by a vacuum feeding system.

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

At each phase of the manufacturing process, we strive to pay great attention to quality and production of a consistent product. Every PVC and PE product is thoroughly examined for compliance with consensus standards, such as American Society for Testing Materials, American Water Works Association and Underwriter’s Laboratory. We have a quality assurance program, which has its own testing lab for both resin and finished goods.

We acquire our PVC and PE resins in bulk, mainly by rail car, from various sources. During the years ended December 31, 2001, 2000, and 1999, purchases of raw materials from two vendors totaled 77%, 87% and 79% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. The loss of a key supplier could have a significant impact on our business.

Business Seasonality

Due to general weather constraints in the geographic markets in which we operate, the demand for our products tends to be seasonal, and we experience fluctuations in sales, accounts receivable and inventory levels during the year.

Backlog

We strive to keep delivery lead times to a minimum in order to meet customer requirements. Our backlog on March 20, 2002, was approximately $11.4 million of plastic pipe compared to $11.9 million on March 2, 2001.

Employees

We have approximately 691 employees, 59 of who are in administration, 48 in sales and shipping and 584 in manufacturing. None of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM	2. PROPERTIES

Our executive offices and operating headquarters are located in leased office space in Minneapolis, Minnesota and Eugene, Oregon, respectively. Our manufacturing and warehouse facilities are located in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Eugene and Baker City, Oregon; West Jordan, Utah; and Tacoma and Sunnyside, Washington. We both own and lease portions of our facilities in Hastings, Nebraska and lease our manufacturing facility in Eugene, Oregon. We lease our operating headquarters in Eugene, Oregon and manufacturing plants in Perris, California; West Jordan, Utah; and Tacoma, Washington pursuant to a long-term lease agreement (see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the financial statements). We own the facilities in Phoenix, Arizona; Cameron Park, and Visalia, California; Baker City, Oregon; and Sunnyside, Washington.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The operating manufacturing facilities, as currently equipped, are operating at approximately 88% of capacity.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the Nasdaq Stock Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2001 and 2000:

	High	Low
Year ended December 31, 2001:
First Quarter	$9.06	$6.81
Second Quarter	10.22	6.53
Third Quarter	6.53	2.72
Fourth Quarter	4.60	2.86

Year ended December 31, 2000:
First Quarter	$14.63	$4.38
Second Quarter	19.25	12.13
Third Quarter	22.00	12.75
Fourth Quarter	14.00	6.84

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 20, 2002, there were 6,886,625 shares of common stock outstanding held by approximately 1,434 shareholders of record and approximately 2,732 shareholders in street name.

We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain future earnings, if any, for operations and does not intend to pay common stock dividends in the near future.

ITEM 6.    SELECTED FINANCIAL DATA

PW EAGLE, INC.
SUMMARY OF OPERATIONS
(in thousands, except for per share amounts)

Years ended December 31	2001	2000	1999[1]	1998	1997
Net sales	$246,130	$343,974	$153,950	$74,007	$71,685
Gross profit	26,471	87,358	43,465	16,318	14,233
Operating expenses	34,504	41,263	24,797	12,110	10,878
Operating (loss) income	(8,033)	46,095	18,668	4,208	3,355
Interest expense	11,775	13,655	5,125	2,350	2,637
Other expense (income)	377	2,596	1,599	(84)	(41)
(Loss) income before income taxes and extraordinary loss	(20,185)	29,844	11,944	1,942	759
Extraordinary loss on debt prepayments	—	—	—	(656)	—
Net (loss) income	(12,856)	18,218	14,562	1,132	930

Net (loss) income applicable to common stock	(12,856)	18,218	13,161	329	410
Basic (loss) earnings per common share:
(Loss) income before extraordinary loss	$(1.80)	$2.34	$1.88	$0.15	$0.06
Extraordinary loss	—	—	—	(0.10)	—
Net (loss) income	$(1.80)	$2.34	$1.88	$0.05	$0.06

Diluted (loss) earnings per common share:
(Loss) income before extraordinary loss	$(1.80)	$1.72	$1.48	$0.14	$0.06
Extraordinary loss	—	—	—	(0.09)	—
Net (loss) income	$(1.80)	$1.72	$1.48	$0.05	$0.06

Average number of common shares outstanding:
Basic	7,139	7,778	6,998	6,670	6,503
Diluted	7,139	10,592	9,812	7,165	7,427

FINANCIAL POSITION (in thousands) December 31	2001		2000	1999	1998	1997

Working capital	$(1,431)		$19,459	$1,735	$(1,964)	$4,080
Total assets	137,410		158,379	167,787	49,479	43,637
Long-term and subordinated debt	53,724		55,568	64,252	10,583	9,672
Stock warrants	—		5,887	5,887	—	—
Redeemable preferred stock	—		—	—	10,000	10,000
Stockholders’ equity	24,259	[2]	41,979	22,058	7,803	7,699

[1]	Includes operations of PWPipe from September 16, 1999, the date of acquisition.

[2]	Increased in 2001 to include $5,887 of stock warrants issued in 1999 due to the removal in 2001 of related put options.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from our statements of operations as percentages of net sales:

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.3	74.6	71.8
Gross profit	10.7	25.4	28.2
Operating expenses	14.0	12.0	16.1
Operating (loss) income	(3.3)	13.4	12.1
Non-operating expenses	4.9	4.7	4.3
(Loss) income before income taxes	(8.2)	8.7	7.8
Income tax expense (benefit)	(3.0)	3.4	(1.7)
Net (loss) income	(5.2)%	5.3%	9.5%

We posted net sales of $246 million in 2001, decreasing 28% from 2000 to 2001 and increasing 123% from 1999 to 2000. Reduced product prices because of an industry wide oversupply of finished goods, and reduced raw material costs were the major causes of the decrease in net sales. Pipe prices decreased by 27% from 2000 to 2001. Pipe pounds sold decreased less than 1% in 2001 as compared to 2000 and had no material effect on the change in net sales. Growth in revenue in 2000 was attributed primarily to the acquisition of PWPipe in September 1999. In addition, increasing pipe prices due to strong demand for pipe and increasing raw material prices in the first half of 2000 also contributed to the growth in net sales. Pounds of pipe sold rose by 85% from 1999 to 2000, and pipe prices increased by 21% during the same period.

Gross profit as a percent of net sales decreased by 14.7% in 2001 as compared to 2000. Adverse conditions originating in the second half of 2000 continued to negatively affect our results of operations in 2001. During the second half of 2000 a weakened demand for pipe related to the weakened economy, and decreasing PVC resin and pipe prices, decreased our gross profits. Decreased pipe and resin prices resulted in a lower of cost or market adjustment at year-end reducing pipe inventory by $2.1 million and $4.8 million in 2001 and 2000, respectively. The demand for pipe was further reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices. During 2001, the supply of pipe and PVC resin continued to be greater than demand for pipe and PVC resin. These continuing oversupply conditions caused PVC resin and pipe prices to drop throughout the year, resulting in further decreases in gross profits. Gross profit as a percentage of net sales remained strong in 2000, though down by 2.8% compared to 1999. Gross profit increased during the first half of 2000, primarily due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased due to a strong demand for resin and increasing raw material costs. Strong demand for pipe allowed us to increase pipe prices at a greater rate than resin price increases. Gross profit decreased during the second half of the year due to conditions described above. These market conditions allowed pipe prices to drop at a faster rate than resin prices.

The increase in operating expenses as a percentage of net sales in 2001 as compared to 2000 is the result of decreased net sales in combination with certain fixed operating expenses. Actual operating expenses, including the $1.2 million restructuring cost recorded in the third quarter, have decreased by $6.8 million, or 16%, as compared to operating expenses in 2000. The decrease in operating expenses as a percentage of net sales from 1999 to 2000 is the result of synergies realized from our merger with PWPipe in September 1999, the decrease in non-recurring operating expenses, and increased sales in combination with certain fixed operating expenses.

The actual decrease in non-operating expenses of $4.1 million or 25% is primarily attributable to a decrease in the interest rates for the unhedged portion of the debt, continued payments on the long-term debt and the absence of non-recurring expenses related to a change in an estimate to terminated acquisition costs during the third quarter of 2000. These expense savings were partially offset by an increase in the Revolver Credit balance of our Senior Credit Facility due to the repurchase of stock in connection with our modified “Dutch Auction” as well as a loss resulting from the write-off of non-productive assets in the fourth quarter of 2001. Non-operating expenses increased 142% from 1999 to 2000 resulting from increased interest expense due to the acquisition of PWPipe and litigation expense and final settlement of a complaint filed against us by Lamson & Sessions Co.

The income tax provision (tax benefit) for the twelve months ended December 31, 2001 and 2000 were calculated based on management’s estimates of the annual effective tax rate for the year. The annual effective tax rate for 2001 reflects our statutory federal and applicable state tax rates of approximately 36%, down from that of 2000, due to certain limitations associated with alternative minimum tax rules applicable in the computation of refundable taxes paid in prior years.

With respect to 1999, as more fully discussed in notes to the financial statements included elsewhere in this Annual Report on Form 10-K, in the quarter ended June 30, 1999, we reversed approximately $2.0 million of valuation allowance related to our deferred tax assets. In addition, in the quarter ended September 30, 1999, we reversed approximately $2.1 million of valuation allowance related to our deferred tax assets. The reversals, totaling $4.1 million, were based on continuing improvements in operating results influenced by our added production capacity, and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer applied. Under accounting principles generally accepted in the United States of America, (a) the portion of the decrease in valuation related to a change in estimate of future years’ income is a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in valuation allowance related to a change of estimate in current year income is recorded prospectively over the remainder of the year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, our federal effective tax rate for the remainder of 1999, excluding the discrete event described in the following sentence was zero. The deferred tax expense recognized in the quarter ended December 31, 1999, is primarily a result of the earnings of the acquired PWPipe business. The valuation allowance reversals of $2.0 million in the quarter ended June 30, 1999 and $2.1 million in the quarter ended September 30, 1999 relate to a change in estimate of future years’ income.

The net income available to common stockholders for the three months, and for the year ended, December 31, 1999 was approximately $1.4 million and $7.1 million, respectively, higher than it would have been if we had recorded our income tax provision at approximately 38%, which is the expected overall tax rate to be recorded in future periods. This difference is principally the result of the accounting for our net operating loss carryforwards in 1999 as discussed in the preceding paragraph.

Supplemental Discussion and Analysis of Pro Forma Results of Operations

The following is a supplemental discussion and analysis of our actual results of operations as of December 31, 2000, compared with the pro forma results of operations for December 31, 1999, assuming that our acquisition of PWPipe took place on January 1, 1998, consistent with the pro forma information included in the notes to our 1999 financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The pro forma results may not be indicative of results that actually would have occurred had our acquisition taken place at the beginning of the period presented or of results which may occur in the future. The discussion of our actual results of operations as of December 31, 2001, compared to the actual results of operations for the year ending December 31, 2000 are discussed above.

The following table sets forth our selected actual results for fiscal year ended December 31, 2000 and pro forma for the fiscal year ended December 31, 1999 operating statement data:

	Actual 2000	Pro forma 1999
(in thousands, except for per share amounts)
Net sales	$343,974	$303,249
Cost of goods sold	256,616	213,496
Gross profit	87,358	89,753
Operating expenses	41,263	47,136
Operating income	46,095	42,617
Interest expense	13,655	12,379
Other expense	2,596	1,652
Income before income taxes	29,844	28,586
Income tax expense	11,626	10,830
Net income	18,218	17,756
Earnings per share
Basic	$2.34	$2.43
Diluted	$1.72	$1.82
Weighted average common and common equivalent shares outstanding
Basic	7,778	7,296
Diluted	10,592	9,739

	Actual 2000	Pro forma 1999
(in percentages)
Net sales	100.0%	100.0%
Cost of goods sold	74.6	70.4
Gross profit	25.4	29.6
Operating expenses	12.0	15.5
Operating income	13.4	14.1
Interest expense	4.0	4.1
Other expense	0.7	0.5
Income before income taxes	8.7	9.5
Income tax expense	3.4	3.6
Net income	5.3	5.9

The principal factors underlying the changes and trends set forth above in the pro forma results of operations information are consistent with our historic operation information discussed earlier in this section, with the exception of the decrease in actual pounds sold of 15% in 2000 as compared to 1999 on a pro forma basis. The decrease in pounds sold in the first half of 2000 was primarily the result of adverse weather conditions that occurred during the late winter in the western United States that inhibited many contractors’ ability to install pipe, and inventory reductions by pipe distributors. We also believe rising interest rates have inhibited housing starts and some major construction projects. During the second half of 2000, pipe prices began to decrease and pipe distributors reduced their purchases in anticipation of continuing lower pipe prices. As a result, pipe prices decreased more than resin prices causing gross profits to decrease by 4% in 2000 as compared to 1999. The reduction in pipe prices resulted in a lower of cost or market adjustment which reduced pipe inventory by $4.8 million.

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

Included in the actual 2000 net income and earnings per share information are certain nonrecurring items, associated with settlement and legal costs incurred regarding the complaint filed by Lamson and Sessions Co., and reversal of a portion of accrued severance costs related to the acquisition of PWPipe. The net impact of these nonrecurring items reduces net income by approximately $1.6 million. Excluding these nonrecurring items, basic and diluted earnings per share for the year ended December 31, 2000 would be approximately $2.55 and $1.87, respectively.

Included in the unaudited historical and pro forma 1999 net income and earnings per share information are certain nonrecurring items, associated with our acquisition of PWPipe and our proposed acquisitions which were terminated earlier in fiscal 1999. These nonrecurring items reduce historical and pro forma net income by approximately $2.2 million. Excluding these nonrecurring charges, pro forma basic and diluted earnings per share would be approximately $2.74 and $2.05 for 1999, respectively.

Liquidity and Capital Resources

Our financial condition was severely tested in 2001 as a result of declining pipe prices. In response, as described on the following page, we implemented a restructuring program in 2001 that included the elimination of 93 positions or 11% of our workforce, permanently closed one plant (which we later sold in 2002), and temporarily ceased the limited operation of our recently acquired Phoenix, Arizona plant. As reported in our March 1, 2002 press release and described in the following paragraphs, we took further action in 2002 to improve our liquidity and reduce our fixed charges when we entered into a sale-leaseback financing transaction, sold a production facility and amended our Senior Credit Facility and Senior Subordinated Notes.

We had negative working capital of $1.4 million resulting from reduced product prices and a corresponding gross profit margin decrease of 14.7% from 25.4% in 2000 to 10.7% in 2001. The $1.4 million negative working capital amount reflects revised scheduled maturities of financing obligations resulting from the February 28, 2002 changes in financing structure, as discussed in the following paragraphs. In February 2002, as a result of funds generated by our sale-leaseback transaction, the Company further reduced amounts currently outstanding on its Revolving Credit Facility by $4.1 million. Further, the Company plans to enhance its liquidity position as a result of the anticipated receipt of a $4.9 million refund of previously paid taxes. We currently expect to fund all cash requirements that are reasonably foreseeable for 2002 from operating activities and availability under our Revolving Credit Facility. While cash flows could be negatively affected by a decrease in revenues, we believe the recently completed debt restructuring and sale-leaseback financing transaction will allow us to pay all of our fixed charges as they become due (see contractual obligations table on the following page and “Future Outlook and Risks to Our Business”). As a result of the 2001 operating loss, as of December 31, 2001 the Company has approximately $9.2 million of net operating loss carryforwards for federal tax purposes that will expire in 2021 available to offset future taxable income thereby enhancing our cash flows. See Notes 4 and 8 to the financial statements, Management’s Discussion and Analysis of the Results of Operations and “Future Outlook and Risks to Our Business” for further discussion.

On February 22, 2002 we sold our previously closed facility in Hillsboro, Oregon along with some equipment for $1.3 million. We entered into revised loan agreements on February 28, 2002 with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes, and completed a sale-leaseback transaction of certain of our manufacturing facilities and the Eugene office building. The revised loan agreements significantly reduce our 2002 and 2003 fixed charges (including lease payments) from approximately $11 million to $5.6 million and $5.2 million in 2002 and 2003, respectively, as reflected in the revised detailed schedule of maturities of the Company’s financing obligations as summarized in the Schedule of Contractual Obligations set forth below.

In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any Event of Default arising from our inability to comply with the financial covenants of these agreements. Principal payments under the revised Senior Credit Facility were reduced to $2.9 million annually. Under the revised loan agreements, term indebtedness bears an interest rate of LIBOR plus 3%. The amended Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the February 22, 2002 sale of our Hillsboro facility and equipment, were used to reduce our Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of our Revolving Credit Facility by approximately $4 million. A sale-leaseback financing obligation of approximately $14 million, with annual lease payments of approximately $1.7 million, was recorded for financial reporting purposes.

Under the revised loan agreements, we are required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations and warranties funding conditions. In addition, we must report EBITDA of at least $400,000 for the quarter ended March 31, 2002. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and future price stability of PVC pipe and PVC resin. In response, we have implemented various cost reduction efforts and continue to focus on reducing costs in order to maintain compliance with our debt covenants. These efforts include the 2001 restructuring of operations discussed later in this section, as well as the significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and sale-leaseback transaction discussed above.

A schedule of the Company’s obligations under various long-term debt arrangements, including the 2002 sale-leaseback transaction accounted for as a financing obligation, operating leases and other arrangements are summarized in the following table:

Scheduled Contractual Obligations	Total	2002	2003	2004	2005	2006	After 5 Years
Term Note	$17,600	$2,932	$2,932	$11,736	$—	$—	$—
Senior Subordinated Notes	29,453	—	—	—	9,818	9,818	9,817
Sale-leaseback financing	33,017	1,651	1,651	1,651	1,651	1,651	24,762
Operating leases	3,542	720	538	548	310	315	1,111
Other notes	366	306	60	—	—	—	—

	$83,978	$5,609	$5,181	$13,935	$11,779	$11,784	$35,690

Cash provided by operating activities was $12.7 million in 2001, compared to $35.4 million and $2.5 million in 2000 and 1999, respectively. A decrease in inventory of $11 million, net of an inventory write down of $2.1 million, was the primary source of cash from operations in 2001.

We used $3.1 million, $9.4 million and $77.9 million of cash in investing activities for 2001, 2000 and 1999, respectively. The primary use of cash in 2001 was capital improvements. The primary use of cash in 2000 was capital expenditures including the purchase of a manufacturing facility and related equipment in Phoenix, Arizona. The primary use of cash in 1999 was the acquisition of PWPipe.

Financing activities used cash of $9.8 million and $27.8 million in 2001 and 2000, respectively, and provided $78.0 million in 1999. In 2001, $11.8 million provided from the Revolving Credit Facility and $9.2 million provided from operating activities was used to repay $10.0 million in long-term debt and fund the repurchase of $11 million of PW Eagle common stock.

We had commitments for capital expenditures of $0.3 million at December 31, 2001, which we intend to fund from our Revolving Credit Facility.

We announced a restructuring plan on July 26, 2001 to align our operations with market conditions. The restructuring plan included an 11% reduction to the Company’s workforce, permanently closing the Hillsboro manufacturing facility, temporarily closing our Phoenix, Arizona facility, and initiating focused cost reduction programs across the Company. By December 31, 2001, the Company paid out approximately $0.8 million in severance payments to 93 employees, with a remaining balance owing of $0.4 million to be paid in contracts extending through April 2004. We believe the restructuring plan will provide the Company with annual cost savings in excess of $8 million, the majority of which will occur in reduced manufacturing costs. See “Future Outlook and Risks to Our Business.”

On August 1, 2000, we completed the acquisition of a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona and certain related production equipment located in the facility from Uponor ETI Company (Uponor). Uponor had previously announced its intention to sell the facility in conjunction with capacity additions in its other facilities. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. While the volume for 2001 of 10 million pounds was only 35% of plan, we expect production from the Phoenix facility will grow to approximately 65 million pounds as market conditions warrant to match that of our other facilities after completion of planned capital improvements. Total capital expenditures, including the purchase price, as well as the procurement of additional equipment are expected to total $13.0 million upon completion of the facility, of which $6.2 million had been incurred through December 31, 2001. We intend to fund this expansion from operating profits, and if needed, from our revolving credit facility. As part of the restructuring plan announced in July 2001, we temporarily ceased operations at the Phoenix, Arizona facility and are maintaining the plant in an idled status, as discussed in Note 12.

On May 26, 2000, we received a $1.2 million settlement payment for “lost profits or business-related economic harm” from an action brought by us against certain responsible parties. This action was associated with environmental contamination to our Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by us. This property was acquired as part of our September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000, payment was recorded as an offset to litigation costs incurred in fiscal 2000. We are not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

Effective September 16, 1999, we completed the acquisition of all of the outstanding capital stock of PWPipe, a manufacturer of PVC pipe and fittings. PWPipe operated six manufacturing facilities located in Tacoma and Sunnyside, Washington; Eugene, Oregon; and Cameron Park, Perris and Visalia, California, from its operating headquarters in Eugene, Oregon. We paid approximately $73.8 million, including transaction costs. In addition, in the fourth quarter of fiscal 1999, we recorded an expense of $0.8 million for severance costs related to the elimination of redundant positions following the acquisition.

On July 21, 1999, Lamson & Sessions Co. (Lamson) filed a complaint against us in United States District Court for the Northern District of Ohio, Eastern Division, to recover alleged damages incurred by Lamson in connection with the termination of our proposed acquisition of Lamson’s PVC pipe business. In March 2001, we entered into a settlement agreement with Lamson and paid Lamson approximately $2.0 million in consideration for Lamson’s release and satisfaction of all claims for damages.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 3, 7 and 7A of this Report on Form 10-K and the President’s letter to shareholders in connection with our 2002 Annual Meeting of Shareholders regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 20, 2002 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our industry and business.

Forward-Looking Statements

We believe that demand for PVC pipe will return to normal levels when PVC resin and PVC pipe prices stabilize and/or begin to increase and the economy improves. Gross Domestic Product (GDP) improved in the fourth quarter compared to the third quarter of 2001. We believe GDP will continue to increase in 2002 resulting in improved demand for PVC resin and PVC pipe and a corresponding increase in gross margins on our pipe shipments. During the first half of 2002 we believe that the current supply of PVC pipe will be in balance with demand as distributors rebuild inventories in anticipation of stronger seasonal demand for PVC pipe and as the economy improves.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater per year through 2003. We have historically been, and expect in the future to be, able to grow at rates in excess of the industry average annual growth rate, due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

In response to the reduction in the price of PVC resin and demand for our products in 2001, we implemented operational and financial restructuring plans. In July of 2001, we announced an operational restructuring plan in response to the existing unfavorable PVC resin price and poor economic conditions. We closed two plants, one permanently in Hillsboro, Oregon and the other temporarily in Phoenix, Arizona. We decreased our operating expenses, eliminating non-essential costs, and increased our production efficiencies. In February 2002, we also successfully completed our financial restructuring plan. Elements of the plan included a $13.4 million real estate sale-leaseback financing transaction, the sale of our Hillsboro, Oregon facility along with some equipment for approximately $1.3 million, and the amendment of our lending agreements.

We believe that the operational restructuring we completed in 2001 and the financial restructuring we completed in February 2002 have positioned the Company for continued viability and future success. We believe that these restructurings will allow us to meet our fixed charges even if the unfavorable economic conditions that we faced in 2001 continue.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. Gross margins also suffer when the supply of PVC and PE pipe in the market increases faster than demand. At the end of 2001, PVC resin producers and PVC pipe producers and distributors had reduced inventories to historically low levels. During the first quarter of 2002, PVC resin producers have announced a $.02 per pound PVC resin price increase to occur in February, March, April and May 2002. Consequently, we would expect PVC pipe prices to increase during the first half of 2002.

The demand for our products is directly effected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last fifteen years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. Published PVC resin prices have fluctuated from a high of approximately $.44 per pound in 1988 to a low of approximately $.26 per pound in 1992 to a high of almost $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000, to a low of approximately $.25 per pound at the end of 2001.

We saw a softening of demand beginning in the second half of 2000 that continued throughout 2001 in most of our PVC product lines as PVC resin and PVC pipe prices have decreased during the same period. We believe the reduction in demand is due in part to our distributors’ reluctance to purchase pipe for inventory while pipe prices are declining and in part to the general slowing of the economy in the second half of 2000 and all of 2001.

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

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

We have a significant amount of indebtedness outstanding, see Liquidity and Capital Resources. As a result, we must allocate a significant portion of cash resources, now and in the future, to pay the principal and interest on this debt. During 2001, we were in default under our credit facilities’ financial covenants which required us to implement a financial restructuring to reduce our annual fixed charges. However, economic and market conditions could develop that cause us to not to meet our fixed charges, which would cause us to default on our credit facilities. In the event of a default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future defaults or agree to any future amendments of our credit facilities and leases. If we failed to obtain a waiver or an amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates effect our ability to finance our indebtedness and may adversely effect the demand for our products when higher rates slow the growth of our economy.

We financed our purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002 we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. However even with the reduction of our debt, our ability to service our debt remains sensitive to an increase in interest rates. A one percent increase in interest rates would further challenge our ability to pay the interest expense on our debt and fixed charges. See ITEM 7A. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

Other Risk Factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the PVC resin and pipe industry that puts pressure on the price of PVC resin and the demand for PVC pipe; and (iii) net operating loss utilization. For financial reporting purposes, the Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of 2000. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting period. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. Actual results could differ from these estimates.

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements include:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts necessary to maintain the allowance at a level estimated to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience with prior year write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates under different assumptions resulting in an increase to the allowance for doubtful accounts and bad debt expense.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded lower of cost or market adjustments in the fourth quarters of 2001 and 2000 reducing pipe inventory values by $2.1 million and $4.8 million, respectively. A change in these management estimates would impact cost of goods sold and the inventory carrying value.

Property Equipment and Goodwill

Management periodically reviews its long-lived and intangible assets and goodwill for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to either estimated future undiscounted cash flows or useful lives would impact the amount of depreciation and amortization expense recorded in earnings.

Accounting for Income Taxes

Significant judgment by management is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. As part of the process of preparing our financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the Statement of Operations.

Insurance Liabilities

We self-insure our employees for health and dental related claims. The claims liability is based on claims history. The liability is based on external analysis of our historical claim reporting trends. Management believes the results could be materially different if historical trends do not reflect actual results.

Worker’s Compensation Liability

We maintain an insurance liability for incurred and not paid and incurred but not reported employee related injuries. The liability is based on external analysis of the Company’s historical claims history. Management believes the results could be materially different if historical trends to not reflect actual results.

Warranty Liability

The provision for estimated expenses related to product warranty is reviewed regularly. Warranty liabilities are based using historical information on the frequency and average cost of warranty claims. Management studies trends of warranty claims to improve pipe quality, pipe installation techniques and minimize future claims. Management believes that the warranty liability is adequate at year-end. However, results could be materially different if historical trends do not reflect actual results.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles. Instead, these assets will be reviewed under an impairment-only approach, with any related impairment recognized in earnings when incurred. The statements were effective for the Company for business combinations completed after June 30, 2001, and will be effective January 1, 2002 for existing goodwill and intangible assets. The Company expects implementation of SFAS No. 142 will not have a material impact on its financial statements. The carrying value of goodwill will be evaluated at the date of implementation of SFAS No. 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements. Management does not foresee any associated impairment charges from the adoption of SFAS No. 142, or thereafter, based on current information. Goodwill amortization in 2001 was approximately $71,000 after tax.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not completed its evaluation of the impact associated with the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. Management does not foresee any associated impairment charges from the adoption of SFAS No. 144, or thereafter, based on current information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding interest rate debt obligations totaling $41.7 million of our $55.5 million of variable rate debt at December 31, 2001. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $417,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed lock rate agreement for three years with a LIBOR rate of 6.46%. The contract has a notional amount of $13.75 million at December 31, 2001. We have accounted for the above in accordance with FAS 133, which is described in Note 5 of the financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and the Board of Directors
of PW Eagle, Inc.

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of PW Eagle, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 1, 2002, except for Note 4, as to which the date is March 27, 2002

PW EAGLE, INC.

STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Years ended December 31,
	2001	2000	1999
Net sales	$246,130	$343,974	$153,950
Cost of goods sold	219,659	256,616	110,485

Gross profit	26,471	87,358	43,465

Operating expenses:
Selling expenses	24,725	28,168	16,855
General and administrative expenses	8,612	13,290	5,979
Nonrecurring items	1,167	(195)	1,963

	34,504	41,263	24,797

Operating (loss) income	(8,033)	46,095	18,668

Non-operating expenses:
Interest expense	11,775	13,655	5,125
Other expense (income), net	377	(249)	(226)
Nonrecurring items	—	2,845	1,825

	12,152	16,251	6,724

(Loss) income before income taxes	(20,185)	29,844	11,944
Income tax (benefit) expense	(7,329)	11,626	(2,618)

Net (loss) income	(12,856)	18,218	14,562
Preferred stock dividends and loss on redemption	—	—	1,401

Net (loss) income applicable to common stock	$(12,856)	$18,218	$13,161

Earnings (loss) per share:
Basic	$(1.80)	$2.34	$1.88
Diluted	$(1.80)	$1.72	$1.48
Shares used in earnings (loss) per shares calculation:
Basic	7,139	7,778	6,998
Diluted	7,139	10,592	9,812

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

BALANCE SHEETS
(in thousands, except for shares and per share amounts)

	At December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$624	$816
Accounts receivable, net	12,918	18,246
Inventories	33,390	44,391
Deferred income taxes	2,033	3,491
Income taxes receivable	4,156	3,376
Other	1,250	291

Total current assets	54,371	70,611
Property and equipment, net	67,827	76,589
Other assets	15,212	11,179

Total assets	$137,410	$158,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$27,996	$16,458
Current maturities of long-term debt	3,595	10,408
Accounts payable	16,145	7,839
Accrued liabilities	8,066	16,447

Total current liabilities	55,802	51,152
Other long-term liabilities	3,625	2,713
Deferred income taxes	—	1,080
Long-term debt, less current maturities	24,271	27,500
Senior subordinated debt	29,453	28,068

Total liabilities	113,151	110,513

Commitments and contingencies (Note 6)
Stock warrants	—	5,887
Stockholders’ equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock, $.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	5,887	—
Common stock, par value $.01 per share; authorized 30,000,000 shares; issued and outstanding 6,886,625 and 8,069,675 shares, respectively	69	81
Class B common stock, par value $.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—
Additional paid-in capital	29,757	40,521
Unearned compensation	(434)	(473)
Notes receivable from officers and employees on common stock purchases	(1,039)	(1,181)
Accumulated other comprehensive loss	(156)	—
Retained earnings (accumulated deficit)	(9,825)	3,031

Total stockholders’ equity	24,259	41,979

Total liabilities and stockholders’ equity	$137,410	$158,379

The	accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

	Series A Preferred Stock	Stock Warrants	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 1998	$38	$—	$66	$36,481	$—	$(434)	$—	$(28,348)	$7,803
Net income	—	—	—	—	—	—	—	14,562	14,562
Dividends on preferred stock	—	—	—	—	—	—	—	(583)	(583)
Loss on conversion of preferred stock	—	—	—	—	—	—	—	(818)	(818)
Common stock issued
Options exercised	—	—	11	758	—	(225)	—	—	544
Company sponsored programs	—	—	5	1,795	(617)	(852)	—	—	331
Common stock acquired and retired	—	—	(5)	(939)	—	—	—	—	(944)
Payments received	—	—	—	—	—	215	—	—	215
Compensation expense	—	—	—	918	30	—	—	—	948

Balance at December 31, 1999	$38	$—	$77	$39,013	$(587)	$(1,296)	$—	$(15,187)	$22,058
Net income	—	—	—	—	—	—	—	18,218	18,218
Stock grant	—	—	—	14	(14)	—	—	—	—
Conversion of preferred stock to common stock	(38)	—	1	37	—	—	—	—	—
Common stock issued
Options exercised	—	—	3	934	—	—	—	—	937
Non-qualified stock options tax benefit	—	—	—	143	—	—	—	—	143
Payments received	—	—	—	—	—	115	—	—	115
Compensation expense	—	—	—	380	128	—	—	—	508

Balance at December 31, 2000	$—	$—	$81	$40,521	$(473)	$(1,181)	$—	$3,031	$41,979
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(12,856)	(12,856)
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	—	—	—	—	(132)	—	(132)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	(106)	—	(106)
Unrealized loss on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	82	—	82

Other comprehensive loss	—	—	—	—	—	—	—	—	(156)

Comprehensive loss	—	—	—	—	—	—	—	—	(13,012)
Stock warrants (Note 7)	—	5,887	—	—	—	—	—	—	5,887
Common stock repurchases	—	—	(12)	(10,975)	—	—	—	—	(10,987)
Common stock issued
Options	—	—	—	7	—	—	—	—	7
Company sponsored programs	—	—	—	196	(85)	(77)	—	—	34
Non-qualified stock options tax benefit	—	—	—	8	—	—	—	—	8
Payments received	—	—	—	—	—	219	—	—	219
Compensation expense	—	—	—	—	124	—	—	—	124

Balance at December 31, 2001	$—	$5,887	$69	$29,757	$(434)	$(1,039)	$(156)	$(9,825)	$24,259

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$(12,856)	$18,218	$14,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of land held for sale	—	(249)	(189)
Loss on disposal of fixed assets	409	54	20
Depreciation and amortization	9,463	8,363	4,456
Loss on impairment of assets	400	—	—
Amortization of debt issue costs, discounts and premiums	1,990	2,017	744
Receivable provisions	(80)	1,049	599
Inventory writedown to estimated market value	(2,098)	(4,825)	—
Deferred income taxes	(3,087)	4,977	(3,738)
Issuance of subordinated debt for interest payment	671	658	—
Non-cash compensation	206	508	948
Change in assets and liabilities:
Accounts receivable	5,407	6,864	1,467
Income taxes receivable	(632)	(3,376)	—
Inventories	13,099	6,211	(15,097)
Other current assets	11	(31)	38
Accounts payable	8,003	(9,896)	(4,496)
Accrued liabilities	(8,374)	4,347	3,032
Other	174	465	202

Net cash provided by operating activities	12,706	35,354	2,548

Cash flows from investing activities:
Purchases of property and equipment	(3,362)	(11,450)	(6,170)
Purchases of and improvements to land held for sale	—	—	(144)
Proceeds from property and equipment disposals	77	24	91
Proceeds from sale of land held for sale	—	940	686
Payments on notes receivable	219	87	215
Acquisition of PWPipe, net of cash acquired of $1.2 million	—	—	(72,590)
Purchase price reduction, litigation recovery	—	1,000	—

Net cash used in investing activities	(3,066)	(9,399)	(77,912)

Cash flows from financing activities:
Change in cash overdraft	303	(4,612)	5,741
Borrowings under revolving credit facility	276,991	346,357	171,842
Payments under revolving credit facility	(265,453)	(360,457)	(150,916)
Proceeds from long-term debt	—	—	50,000
Repayment of long-term debt	(10,041)	(10,033)	(14,492)
Proceeds from senior subordinated debt	—	—	18,037
Payment of debt issuance costs/financing costs	(686)	—	(5,557)
Issuance of common stock under stock option plan	41	937	1,713
Common stock repurchases	(10,987)	—	(1,782)
Issuance of stock warrants	—	—	4,463
Payment of preferred stock dividend	—	—	(1,016)

Net cash (used in) provided by financing activities	(9,832)	(27,808)	78,033

Net change in cash and cash equivalents	(192)	(1,853)	2,669
Cash and cash equivalents, beginning of year	816	2,669	—

Cash and cash equivalents, end of year	$624	$816	$2,669

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

NOTES TO FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

The Company—PW Eagle, Inc., a Minnesota corporation, manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, potable water and sewage transmission, and commercial and industrial plumbing. We distribute our products primarily west of the Ohio and Mississippi rivers, including Hawaii, Alaska and selected foreign countries.

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

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. The Company’s principal raw material used in production is PVC resin that is subject to significant market price fluctuations.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (shorter of asset life or lease term for leasehold improvements). Useful lives range from 10 to 30 years for buildings and improvements and 3 to 8 years for equipment and fixtures. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable.

Deferred Financing Costs—Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Assets Held for Sale—In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. The Company is currently in the process of selling the excess land. As a result of the restructuring, the Company closed the Hillsboro production facility and relocated certain equipment from it to other production facilities within the Company. The Hillsboro land, building and equipment not relocated to other facilities were transferred from property and equipment to current assets held for sale in 2001. In February 2002, the Hillsboro land, building and equipment was sold. Assets held for sale are stated at the lower of cost or net realizable value.

Goodwill—Goodwill has been recorded for the excess of the purchase price over the fair value of the net assets acquired in acquisitions and is being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment based on historical and projected undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Revenue Recognition—Revenue is recognized upon shipment to customers, primarily with FOB shipping point terms. Shipping and handling costs associated with product sales are classified as a component of selling expenses and amounted to $15.7 million, $15.7 million, and $7.9 million for the years ending December 31, 2001, 2000 and 1999, respectively.

Product Warranty—The Company’s products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company’s products has a 50-year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product was originally installed. The Company has established warranty provisions for its estimated future warranty costs.

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

Comprehensive Income—Components of comprehensive income for the Company include net income, the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, changes in fair market value of financial instrument designated as hedge of interest rate exposure and unrealized loss on securities from non-qualified deferred compensation plans. These amounts are presented in the Statements of Changes in Stockholders’ Equity and Comprehensive Income. As a result of no items of other comprehensive income occurring during the two year period ended December 31, 2000, comprehensive income is the same as net income as reported.

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

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements—

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and eliminate the amortization of goodwill and certain intangibles. Instead, these assets will be reviewed under an impairment-only approach, with any related impairment recognized in earnings when incurred. The statements were effective for the Company for business combinations completed after June 30, 2001, and will be effective January 1, 2002 for existing goodwill and intangible assets. The Company expects implementation of SFAS No. 142 will not have a material impact on the financial statements. The carrying value of goodwill will be evaluated at the date of implementation of SFAS No. 142 and as required in periods thereafter with respect to the new accounting pronouncement impairment testing requirements. Management does not foresee any associated impairment charges from the adoption of SFAS No. 142, or thereafter, based on current information. Goodwill amortization in 2001 was approximately $71,000 after tax.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not completed its evaluation of the impact associated with the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. Management does not foresee any impairment charges from the adoption of SFAS No. 144, or thereafter, based on current information.

2. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2001	2000
Accounts receivable
Trade receivables	$16,809	$22,217
Allowances	(3,891)	(3,971)

	$12,918	$18,246

Inventories
Raw materials	$7,968	$9,348
Finished goods	25,422	35,043

	$33,390	$44,391

Other assets
Deferred financing costs, net	$3,349	$3,940
Assets held for sale	1,447	655
Goodwill, less accumulated amortization of $817 and $705, respectively	3,651	3,763
Deferred income taxes	3,465	—
Other	3,300	2,821

	$15,212	$11,179

Property and equipment
Land	$5,488	$6,636
Buildings and leasehold improvements	20,657	21,506
Machinery and equipment	58,955	51,379
Furniture and fixtures	2,767	2,469
Equipment components	4,148	4,275
Construction-in-progress	1,805	8,041

	93,820	94,306
Accumulated depreciation	(25,993)	(17,717)

	$67,827	$76,589

Accrued liabilities
Accrued payroll and benefits	$3,453	$10,921
Accrued interest	1,556	588
Self-insurance reserves	1,515	1,823
Restructuring	408	—
Other	1,134	3,115

	$8,066	$16,447

At December 31, 2001 and 2000, a writedown of $2.1 million and a $4.8 million, respectively, was recorded to reduce inventories to estimated market value.

The Company currently maintains the Phoenix, Arizona facility and related equipment with an approximate net book value of $4.3 million in an idled status, as discussed in Note 12.

Accounts payable included cash overdrafts of approximately $1.1 million at December 31, 2000.

The Company’s debt has been classified in the balance sheet at December 31, 2001 under terms of the revised loan agreements and sale leaseback financing, which were completed subsequent to December 31, 2001.

The following provide supplemental disclosures of cash flow activity (in thousands):

	2001	2000	1999
Interest paid, including prepaid interest to extinguish contingent interest	$8,027	$11,264	$3,858
Income taxes (received) paid	(3,553)	10,317	533
Significant non-cash operating, investing and financing activities:
Preferred stock exchanged for common stock	—	38	—
Preferred stock exchanged for subordinated note	—	—	10,000
Issuance of warrants relating to recapitalization/acquisition	—	—	2,060
Additional paid in capital-stock compensation	—	380	918
Tax benefits related to stock options	8	143	—
Subordinated note acquired in recapitalization/acquisition	—	—	8,325
Loss on conversion of preferred stock	—	—	385
Deferred tax liability related to issuance of subordinated note and reduction of warrant	—	—	636
Transfers to assets held for sale	1,762	—	792
Issuance of common stock in exchange for notes receivable	78	—	1,077
Cancellation of restricted stock	(102)	—	—
Issuance of restricted stock	186	14	617

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

The Acquisition was financed in connection with the Company’s recapitalization which included the retirement of $10.0 million outstanding 8% convertible preferred stock, the amendment of its outstanding Senior Credit Facility and the issuance of $32.5 million in debt consisting of Senior Subordinated Notes and detachable stock purchase warrants (Notes 4 and 7). In addition, the Company recorded an expense of $800,000 for severance costs related to the elimination of redundant positions following the Acquisition (Note 13).

On May 26, 2000, the Company received a $1.2 million settlement payment for “lost profits or business-related economic harm” from an action brought by the Company against certain responsible parties. This action was associated with environmental contamination to the Company’s Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by the Company. This property was acquired as part of the September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was recorded as an offset to litigation costs incurred in 2000. The Company is not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

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

$73.8

4.    FINANCING ARRANGEMENTS

Events Occurring Subsequent to December 31, 2001

On February 28, 2002, we entered into revised loan agreements with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes, and completed a sale-leaseback transaction for certain of our manufacturing facilities and the Eugene office building. The revised loan agreements significantly reduced our 2002 and 2003 annual fixed charges (including lease payments) from approximately $11 million to $5.6 million and $5.1 million in 2002 and 2003, respectively.

In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. Principal payments under the revised Senior Credit Facility were reduced to $2.9 million annually. Under the revised loan agreements, principal payments on Term Note A are due in quarterly installments of $0.7 million beginning March 31, 2002. Term Note A bears an interest rate of LIBOR plus 3%. The amended Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. The Company is required to pay a fee equal to 0.5% on the unused portion of the Revolving Credit Facility. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the February 2002 sale of certain assets, were used to reduce Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million. A sale-leaseback financing obligation of approximately $14 million with annual lease payments of approximately $1.7 million, was recorded for financial reporting purposes.

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. In addition, the Company must report EBITDA of at least $400,000 for the quarter ended March 31, 2002. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States. In response, management has implemented various cost reduction efforts and continues to focus on reducing costs in order to maintain compliance with its debt covenants. These efforts include the 2001 restructuring of operations (Note 12), as well as the significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and sale-leaseback transaction, as discussed above.

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2001, under terms of the revised loan agreements and sale-leaseback financing lease obligation are (in thousands):

	Senior and Subordinated Debt and other notes	Capital Leases	Total
2002	$3,238	$1,651	$4,889
2003	2,992	1,651	4,643
2004	11,736	1,651	13,387
2005	9,818	1,651	11,469
2006	9,818	1,651	11,469
Thereafter	9,817	24,763	34,580

Total scheduled cash payments	47,419	33,018	80,437
Less amounts representing interest		(18,968)	(18,968)

	$47,419	$14,050	$61,469
Less February 28, 2002 application of sale-leaseback proceeds utilized to reduce December 31, 2001 Revolving Credit Facility			(4,150)

Total amounts classified as debt obligations at December 31, 2001			$57,319

Financing Agreements at December 31, 2001

Financing agreements, as set forth in the table, and discussed below, at December 31, 2001, without giving effect to the February 28, 2002, revised loan agreements and sale-leaseback transaction, include a Senior Credit Facility consisting of a: (i) Term Note A; (ii) Term Note B; and a (iii) Revolving Credit Facility ($60.0 million from March 15, 2000 through June 15, 2000 and $50.0 million at all other times). The Senior Credit Facility is collateralized by substantially all assets of the Company.

Long-term obligations at December 31, consisted of the following (in thousands):

	2001	2000
Term Note A	$23,750	$28,750
Term Note B	3,750	8,750
Senior Subordinated Notes	29,453	28,068
Various installment notes payable	366	408

	$57,319	$65,976

Term Note A bears interest at a rate equal to the LIBOR plus 3%. Term Note B bears interest at a rate equal to LIBOR plus 3.5%. The LIBOR rate at December 31, 2001 and 2000 was 2.125% and 6.875%, respectively. Principal on the term notes was due and payable quarterly in $2.5 million amounts beginning on December 31, 1999, and continuing on the last day of each March, June, September and December thereafter until paid in full on September 20, 2004. The Company was in violation of financial covenants as of June 30, September 30, and December 31, 2001. The Company’s lenders have since waived compliance with these covenant violations. Outstanding notes issued pursuant to the Revolving Credit Facility bear interest at a rate equal to LIBOR plus 2.75%. The Company was required to pay a fee equal to 2.75% on the unused portion of the Revolving Credit Facility. At December 31, 2001, the Company had a collateral shortfall of $2.6 million, which is based on available collateral, including eligible accounts receivable and inventory less a $2 million lender reserve.

The Company also issued, in 1999, Senior Subordinated Notes totaling $32.5 million ($26.4 million recorded amount, net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock. Interest on the Senior Subordinated Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is accrued through the issuance of additional subordinated notes. Principal is due in three equal installments on September 20th of 2005, 2006 and 2007. The Senior Subordinated Notes provide for mandatory prepayment in the event of a change in control of the Company, as defined. A debt discount totaling $6.1 million has been recorded with the issuance of the Senior Subordinated Notes, based on the collective estimated fair value of the Senior Subordinated Notes and warrants on the date issued. The discount is being amortized using the effective method as a yield adjustment over the term of the notes. Unamortized discount related to these notes was $4.5 million and $5.2 million at December 31, 2001 and 2000, respectively. For the years ending December 31, 2001, 2000, and 1999, $0.7 million, $0.7 million, and $0.2 million, respectively, of the discount was recognized as interest expense in the income statement.

The weighted average interest rate on all short-term borrowings for the years ended December 31, 2001 and 2000, was 6.75% and 9.3%, respectively.

In November 1999, the Company entered into a fixed rate lock agreement of 6.46% for the purpose of establishing an effective interest rate on its amended Senior Credit Facility, as described in Note 5.

The fair market value of borrowing under the Senior Credit Facility fixed rate lock agreement and Senior Subordinated Notes approximate their carrying value at December 31, 2001, as their applicable interest rates approximate current market rates.

5.    DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders’ equity (as a component of other comprehensive income), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company’s primary financial statements, but did result in the recording of an unrealized loss of $132,000, net of tax, in other comprehensive income.

In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation. In November 1999, under covenants of our Senior Credit Facility, the Company entered into a fixed rate agreement on 50% of the outstanding Senior Subordinated Notes for three years with a LIBOR rate of 6.46%.

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

At December 31, 2001, the Company had a fixed rate agreement to pay a 6.46% fixed rate of interest and receive a variable rate of interest based on the one-month LIBOR rate (ranging from 2.125% to 6.875% during fiscal 2001) on a $13.75 million notional amount of indebtedness. This notional amount decreases until the fixed rate agreement terminates in September 2002. Total net loss recorded in other comprehensive income, net of taxes, was $238,000 at December 31, 2001.

6.    COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management’s opinion, the disposition of present proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

The Company has non-cancelable operating leases for certain operating facilities that expire in 2010. The operating facility leases contain provisions for increasing the monthly rent with changes in the Consumer Price Index (CPI).

Future minimum lease payments at December 31, 2001, excluding CPI increases, are (in thousands):

2002	$720
2003	538
2004	548
2005	310
2006	315
Thereafter	1,111

$3,542

Rent expense under all operating leases was $918,000, $852,000 and $397,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.    PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANT

On September 20, 1999, as part of the issuance of the Senior Subordinated Notes (Note 4), the Company redeemed $10.0 million of its outstanding 8% convertible preferred stock in exchange for $10.0 million Senior Subordinated Notes and detachable Warrants to purchase 597,090 shares of common stock. A loss of approximately $800,000 was recorded for financial reporting purposes (classified with preferred dividends in the Statement of Operations) on the retirement of the preferred shares, based on the fair value of the Senior Subordinated Notes and detachable warrant issued in the exchange. In addition, a detachable warrant to purchase 1,343,452 shares of common stock was issued in conjunction with the issuance of the $22.5 million senior subordinated note. All of the detachable warrants are exercisable to purchase the Company’s common stock or Class B common stock at $0.01 per share and expire in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the warrant holders a put right, whereby in the event of a change of control of the Company, as defined, the warrant holders have the right to require the Company to purchase all or any part of the warrants or shares issuable upon exercise of the warrants. On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the “Put Rights”) upon a change of control of the Company. Due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which were previously excluded from permanent equity in the balance sheet with a value of $5,887,000, as an addition to stockholders’ equity in its December 31, 2001 balance sheet.

8.    INCOME TAXES

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily related to amounts, which have been deducted for financial statement purposes but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company’s financial position and results of operations in future periods.

At December 31, 2001, the Company had a net deferred tax asset of approximately $5.5 million (approximately $2.4 million at December 31, 2000). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

In the quarters ended June 30, 1999 and September 30, 1999, the Company reversed approximately $2.0 million and $2.1 million, respectively of valuation allowance placed on its deferred tax asset relating to the net operating loss carryforwards. The reversals, totaling $4.1 million, were based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s added production capacity, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer applied. Under generally accepted accounting principles, (a) the portion of the decrease in valuation allowance related to a change in estimate of future years’ income is accounted for as a discrete event in the period the change in estimate occurred and (b) the portion of the decrease in the valuation allowance related to a change of estimate of the current year income is recorded over the remainder of the current year through elimination of the valuation allowance and a similar amount of the deferred tax asset as income is earned. Accordingly, (a) the adjustment to the valuation allowance described above was accounted for discretely in the quarters they were made and (b) the Company’s federal effective tax rate for the remainder of 1999, excluding the discrete adjustments and the matter described in the following sentences was zero. The deferred tax expense recognized in the quarter ended December 31, 1999 is primarily the result of the earnings of the acquired PWPipe business.

As part of the allocation of the purchase price of PWPipe, approximately $3.0 million of net deferred tax assets were recorded, of which $1.8 million related to a valuation allowance adjustment related to forecasted utilization of the Company’s net operating loss carryforwards by PWPipe. In addition, an original issue discount associated with the issuance of the senior subordinated debt was recorded for financial reporting purposes, which resulted in the recording of a deferred tax liability of approximately $636,000. The remainder of the net deferred tax assets recorded as part of the Acquisition relates primarily to book and tax basis differences associated with the assets acquired, as different methods of allocation of the purchase price were used for tax reporting purposes.

Deferred taxes as of December 31, 2001 and 2000, are summarized as follows (in thousands):

	2001	2000
Current deferred taxes:
Lower of cost or market adjustment	$436	$1,358
Warranty reserve	77	86
Allowance for doubtful accounts	138	119
Accrued liabilities	798	1,574
Inventory cost capitalization	385	354
Other	199	—

Total	$2,033	$3,491

Long-term deferred taxes:
Accrued liabilities	$143	$32
Excess book over tax depreciation	(1,483)	(896)
Non-compete agreement	162	182
Federal and state net operating loss carryforwards	3,918	—
Tax credit carryforwards	147	152
AMT credit carryforwards	1,047	—
Original issue discount	(476)	(550)
Other	7	—

Total	$3,465	$(1,080)

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2001	2000	1999
Income (loss) before income taxes and extraordinary loss	$(20,185)	$29,844	$11,944

Current	(4,390)	6,649	1,081
Deferred	(2,939)	4,977	(3,699)

Income tax expense (benefit)	$(7,329)	$11,626	$(2,618)

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2001	2000	1999
Expected federal expense	$(7,065)	$10,445	$4,150
State taxes, net of federal benefit and credits	(738)	927	451
Change in valuation allowance	—	—	(6,926)
Other	474	254	(293)

Total	$(7,329)	$11,626	$(2,618)

As of December 31, 2001, the Company has approximately $9.2 million and $21.6 million of net operating loss carryforwards for federal and state tax purposes, respectively. The net operating losses for federal tax purposes will expire in 2021. The net operating losses for state tax purposes will expire at various dates beginning in 2006. As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.7 million, all of which have been utilized in the year ending December 31, 2000.

The use of these carryforwards is dependent on the Company attaining profitable operations, and also could be limited in any one year under Internal Revenue Code Section 382 if there are significant ownership changes as a result of equity financings by the Company.

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

	Year ended December 31, 2001
(in thousands, except for per share amounts)	Income	Shares	Per Share Amount
Basic EPS:
Net loss	$(12,856)	7,139	$(1.80)
Effect of dilutive securities	—	—	—

Diluted EPS:
Net loss	$(12,856)	7,139	$(1.80)

Options to purchase 1,124,625 shares of common stock, stock warrants to purchase 1,940,542 shares of common stock and 182,500 shares of unvested restricted stock were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the inclusion of these shares would have an anti-dilutive effect on the diluted EPS calculation.

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

10.    EMPLOYEE BENEFIT PLANS

BENEFIT PLAN

The Company’s 401(k) plan covers all eligible employees. During 2001, the Company paid matching contributions of 50% of the first 6% of each plan participant’s eligible contributions. The Company’s board of directors determines an additional contribution based on the Company’s performance to its annual plan. Eligible employees may elect to defer up to 15% of their eligible compensation. Total amounts charged to operations were $810,000, $3,148,000 and $821,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

RESTRICTED STOCK GRANTS

In 2001, 2000 and 1999, the Company awarded restricted stock grants of 25,000, 2,500 and 184,000 shares, respectively, to certain officers and employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer in the event of termination of employment prior to the vesting date for reasons other than death or disability. Sale or transfer of restricted shares is limited during the restricted period. The restrictions lapse over five years. No restrictions lapsed during the years ending December 31, 2001, 2000 or 1999. However, during 2001, 29,000 shares of restricted stock were cancelled due to the retirement of the former president. As of December 31, 2001, 182,500 shares of restricted stock were outstanding.

Unearned compensation was charged for the fair value of the restricted shares. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying balance sheets and is being amortized as compensation expense ratably over the related vesting period. Total amounts charged to operations were $124,000, $128,000 and $30,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The current year charge includes a reduction related to the cancellation of certain shares.

Additionally, the Company conditionally approved restricted stock grants of 142,625 shares on August 20, 2001 to officers and directors. On October 17, 2001, the Company received consents and waivers permitting the Company to issue the restricted stock from the holders of the warrants issued by the Company in connection with the issuance of its Senior Subordinated Notes. The restricted stock was issued at fair market value effective October 17, 2001 and vests over four years. The restricted stock grants are conditioned on the Company obtaining approval of the grants from its shareholders.

STOCK-BASED COMPENSATION PLANS

The Company’s 1991 and 1997 stock option plans, and its nonqualified stock option plan (the Plans) provide for the granting of 4.4 million of incentive or non-qualified stock options to key employees and directors. This is inclusive of 547,000 additional common shares that were reserved for grant on March 7,

2000 under the 1997 plan. Generally, options outstanding under the Company’s Plans: (i) are granted at prices equal to the fair value of the stock on the date of grant, (ii) generally vest ratably over a three to five year vesting period, and (iii) expire over a period not greater than ten years from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999, and changes during the year ended on those dates is presented below (shares in thousands):

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,059	$3.80	1,228	$2.61	2,067	$1.76
Granted	151	5.72	160	10.99	413	3.51
Exercised	(4)	1.95	(327)	2.86	(1,104)	1.46
Canceled	(81)	4.22	(2)	2.75	(148)	1.91

Outstanding at end of year	1,125	4.03	1,059	3.80	1,228	2.61

Options exercisable at year end	659	2.50	452	2.04	582	2.40

Options available for future grant	288		358		517

Weighted average fair value of options granted during the year		$4.06		$8.08		$2.08

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards since 1996, the Company’s net income would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net (loss) income applicable to common stock, as reported	$(12,856)	$18,218	$13,161
Net (loss) income applicable to common stock, pro forma	(13,264)	17,897	12,819
Basic earnings per common share
As reported	$(1.80)	$2.34	$1.88
Pro forma	(1.86)	2.30	1.83
Diluted earnings per common share
As reported	$(1.80)	$1.72	$1.48
Pro forma	(1.86)	1.69	1.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

	2001	2000	1999
Dividend yield	—	—	—
Expected volatility	71%	73%	50%
Expected life of option	84 months	84 months	84 months
Risk free interest rate	4.49–4.99%	6.31–6.66%	6.17–6.39%

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 to 2.13	478	5.3	$1.65	478	$1.65
2.75	3	5.0	2.75	3	2.75
3.09 to 4.63	401	7.1	3.43	148	3.46
7.50	90	9.2	7.50	—	—
$ 10.88 to 16.00	153	8.2	11.00	30	11.00

	1,125		$4.03	659	$2.50

11.    STOCKHOLDERS’ EQUITY

In addition to the shareholders’ equity activity described in Notes 7 and 10, the following activity has taken place.

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

In the third and fourth quarters of 1999 in connection with the sale of common stock to the Company’s directors and officers, the Company accepted promissory notes as partial payment for shares of the Company’s common stock purchased. The promissory notes require that the principal balance be paid in full by the fourth quarter of 2004. The promissory notes bear interest at the rate of the Company’s revolving credit facility in place during the term of the note. Interest is due beginning on December 30, 1999, continuing on the last day of each calendar year until the promissory note is paid in full. The note is a full recourse obligation of the individual. In prior years, the Company established a program that provided loans to board members and various members of management to purchase shares of the Company. This program has since been terminated. Interest bearing promissory notes totaling $184,000 remain outstanding at December 31, 2001, collateralized by approximately 73,000 shares purchased.

In September 1999, the Company repurchased 555,265 shares of common stock and unexercised stock options from a director of the Company for a net aggregate cash purchase price of $1.4 million. The director resigned from the board and relinquished all of his equity ownership in the Company through this transaction. In connection with repurchase, the Company recorded a charge of approximately $838,000 associated with shares reacquired, which had been purchased in fiscal 1999 by the director under stock option arrangements (Note 13).

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

12.    RESTRUCTURING CHARGE

In July 2001, the Company announced a restructuring plan to align the Company’s operations with market conditions, reduce the Company’s fixed costs, and improve profitability. These actions included a net reduction of 11% of the Company’s workforce, permanently closing and selling the Hillsboro, Oregon production facility, temporarily suspending operations of the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity, and initiating focused cost reduction programs. The restructuring charge of $1.2 million is recorded as a nonrecurring expense in the Company’s results of operations.

Under the restructuring plan, 93 positions, net of reversals, were eliminated. As of December 31, 2001, severance payments of approximately $752,000 have been paid to employees, with a balance owing of $358,000 to be paid out under contracts extending through April 2004. Accrued costs of $408,000, including remaining severance payments, outstanding as of December 31, 2001 include amounts for actions that have been taken, but for which payment has not yet occurred.

On February 22, 2002, the Company completed a sale of its previously closed production facility in Hillsboro, Oregon together with certain equipment for $1.3 million. Additionally, an analysis of the carrying value of equipment not included in the sale indicated that its carrying value exceeded net realizable value and, as such, the financial statements reflect an asset impairment charge of $400,000 recorded during the fourth quarter as a component of cost of goods sold.

13.    NONRECURRING ITEMS

	2001	2000	1999
(in thousands)
Restructuring costs (Note 12)	$1,167	$—	$—
Costs associated with the PWPipe acquisition, recorded in the third quarter ended September 30,1999:
Expense incurred in connection with director resignation (Note 11)	—	—	838
Transaction based compensation	—	—	175
Corporate realignment costs (a)	—	(195)	800
Other	—	—	150

	$1,167	$(195)	$1,963

Terminated acquisition related costs (b)	$—	$2,845	$1,825

(a)
Severance costs in the fourth quarter of 1999 relate to the elimination of redundant positions following the Company’s acquisition of PWPipe in September 1999. Income in 2000 relates to employees no longer meeting the requirements of the severance package from the elimination of redundant positions following the Company’s acquisition of PWPipe in September 1999. Payments against the accrual were $458,000 and $132,000 in 2000 and 1999, respectively.

(b)
On December 11, 1998, the Company entered into an agreement to acquire the PVC pipe business of Lamson & Sessions Co. of Cleveland, Ohio. The Company also signed an agreement to merge with a resin manufacturing facility owned and operated by CONDEA Vista Company. In April 1999, the Company terminated its agreements to acquire the PVC pipe business of Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA

Vista Company. In conjunction with the termination of the agreements, the Company recorded a charge associated with the terminated acquisition related costs of $2,845,000 and $1,825,000 for the years ended December 31, 2000, and 1999, respectively.

14.    SEGMENT INFORMATION

The Company operates in one industry segment as a producer of PVC pipe and fittings and PE pipe and tubing for a wide variety of distributing customers. The Company operates from eight plants located in five states in the western and midwestern United States. The Company’s distributing customer base is diverse, with no customer representing greater than 6% of net sales. The Company’s distributors supply product to a broad range of end user markets, including agricultural and turf irrigation; potable water and sewage transmission; fiber optic, telephone and electrical transmission; natural gas transmission, and industrial and commercial plumbing.

The Company’s sales are primarily within the United States; export sales are insignificant.

15.    SIGNIFICANT VENDOR CONCENTRATION

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2001, 2000 and 1999, purchases of primary raw materials from two vendors totaled 79%, 87% and 79%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	March	June	September	December	Year Ended
(in thousands, except per share amounts)
Quarter ended:
2001
Net sales	$58,045	$74,263	$65,510	$48,312	$246,130
Gross profit	8,726	11,259	3,975	2,511	26,471
Operating income	798	2,015	(5,430)	(5,416)	(8,033)
Income (loss) before taxes	(2,218)	(880)	(8,594)	(8,493)	(20,185)
Net loss	(1,369)	(543)	(5,303)	(5,641)	(12,856)
Basic net loss per share (a)	(0.17)	(0.07)	(0.79)	(0.84)	(1.80)
Diluted net loss per share (a)	(0.17)	(0.07)	(0.79)	(0.84)	(1.80)

2000
Net sales	$92,599	$106,748	$85,618	$59,009	$343,974
Gross profit	29,312	36,661	21,176	209	87,358
Operating income	18,445	25,145	11,131	(8,626)	46,095
Income (loss) before taxes	14,856	21,389	7,390	(13,791)	29,844
Net income (loss)	9,166	13,199	4,559	(8,706)	18,218
Basic net income (loss) per share (a)	1.21	1.70	.58	(1.10)	2.34
Diluted net income (loss) per share (a)	.87	1.24	.42	(1.10)	1.72

(a)	The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to our directors is incorporated by reference to the section labeled “Election of Directors”, and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Compliance With Section 16(a) of the Securities Exchange Act”, which appear in our definitive proxy statement for our 2002 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Harry W. Spell	78	Chairman of the Board
William H. Spell	45	Chief Executive Officer and Director
Bruce A. Richard	72	Vice Chairman of the Board
Larry I. Fleming	56	President
Roger R. Robb	52	Chief Financial Officer
N. Michael Stickel	59	Senior Vice President—Sales and Marketing
John R. Cobb	51	Senior Vice President—Operations
Keith H. Steinbruck	52	Vice President—Technical Director
Neil R. Chinn	51	Vice President—Human Resources
Dobson West	55	Chief Administrative Officer, General Counsel and Secretary

Harry W. Spell has served as our chairman of the board since January 1992. He also served as our chief executive officer from January 1992 to January 1997. In addition, Mr. Spell is the chairman of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Mr. Spell has been involved in private equity investing since 1988. He was employed by Xcel Energy, a Fortune 500 company, until August 1988, where he served as senior vice president of finance and chief financial officer. Mr. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations.

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

Bruce A. Richard has served as director since March of 1992 and as our vice chairman since February 1996. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as president and chief operating officer of Xcel

Energy, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John’s University, and serves as a director of several private companies and is actively involved in other philanthropic organizations.

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

N. Michael Stickel was elected our senior vice president of sales and marketing in February 2001. Before joining PW Eagle Mr. Stickel was vice president and general manager for Simpson Paper Company. Mr. Stickel spent 8 years with PWPipe, as vice president and general manager of PWResin, a subsidiary of PWPipe, from 1990 through 1993, and as vice president of sales and marketing for PWPipe from 1985 through 1990. Mr. Stickel also served as vice president of planning and control for Longmile Rubber Company from 1981 to 1985 and general manager of the chemicals division for Simpson Investment Company from 1976 through 1981. Mr. Stickel received a B.S. from Oregon State University and a M.B.A. from the University of Oregon.

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

Keith H. Steinbruck was elected our vice president—technical director in September 1999. Previously, Mr. Steinbruck was vice president—technical director for PWPipe from 1995 through 1999 and technical manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 27 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley’s Executive Program for Technical Managers.

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

Harry W. Spell is William H. Spell’s father.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” which appears in our definitive proxy statement for our 2002 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” which appears in our definitive proxy statement for our 2002 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” which appears in our definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

Page in Form 10-K
1. Financial Statements

Report of Independent Accountants	19
Statements of Operations	20
Balance Sheets	21
Statements of Stockholders’ Equity and Comprehensive Income	22
Statements of Cash Flows	23
Notes to Financial Statements	24 – 40

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	49

All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page following signatures.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: March 27, 2002	By:	/S/ WILLIAM H. SPELL
William H. Spell
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

Signature	Title	Date

/S/ WILLIAM H. SPELL William H. Spell	Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/S/ ROGER R. ROBB Roger R. Robb	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

George R. Long	Director

/S/ RICHARD W. PERKINS Richard W. Perkins	Director	March 27, 2002

/S/ BRUCE A. RICHARD Bruce A. Richard	Director	March 27, 2002

/S/ HARRY W. SPELL Harry W. Spell	Chairman of the Board	March 28, 2002

EXHIBIT INDEX

Number	Description**

3.1	Articles of Incorporation of the registrant, as amended to date (Incorporated by reference to Exhibit 3 to the registrant’s quarterly report on Form 10–Q for the quarter ended September 30, 2000).

3.2	Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-4—File No. 33-29511).

3.3	Statement of designation of shares of registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to registrant’s Form 8-K dated May 19,1997).

10.1
Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated September 20, 1999).

10.2
Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated September 20, 1999).

10.3
Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated September 20, 1999).

10.4
Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K dated September 20, 1999).

10.5	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K dated September 20, 1999).*

10.6	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K dated September 20, 1999).*

10.7	Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K dated September 20, 1999).*

10.8	Employment Agreement dated September 16, 1999 between the Registrant and Roger R. Robb. (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K dated September 20, 1999).*

10.9	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K dated September 20, 1999).*

10.10	Employment Agreement dated September 16, 1999 between the Registrant and Larry I. Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K dated September 20, 1999).*

10.11	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K dated September 20, 1999).*

10.12	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K dated September 20, 1999).*

10.13	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K for the year ended December 31, 1992).*

10.14	Registrant’s 1997 stock option plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.15	Leveraged Equity Purchase Plan of registrant (Incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.16	Employment Agreement dated November 9, 1999, between the Company and Dobson West (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.17
Amendment to the Employment Agreement executed September 16, 1999 between Roger R. Robb and the Company effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.18
Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.19
Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.20
Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.21
Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.22
Amendment to the Employment Agreement executed September 16, 1999 between Larry I. Fleming and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.23
Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.24	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the registrant’s form 10-Q for the quarter ended March 31, 2000.)

10.25	Sales Agreement dated January 1, 2000 (Incorporated by reference to Exhibit 10.2 to the registrant’s form 10-Q for the quarter ended March 31, 2000.)

10.26	Employment Agreement dated February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.27	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.28	Form of Promissory Note between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.29
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and William H. Spell, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.30
Second Amendment to the Employment Agreement executed November 9, 1999 between the Registrant and Dobson West, Chief Administrative Officer, General Counsel and Secretary (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.31
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Larry Fleming, President (Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.32
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Roger Robb, Chief Financial Officer (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.33
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.34
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.35
Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.36
Amendment No. 2 and waiver to the Securities Purchase Agreement dated August 14, 2001 by and among the registrant, J.P. Morgan Partners, Massachusetts Mutual Life Ins. Co., Mass Mutual Corporate Investors, Mass Mutual Participation Investors and Mass Mutual Corporate Value Partners Limited. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.37
Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 21, 2001 by and among the Registrant, Fleet Capital Corpation, as agent, and certain lenders. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.38
Amended and Restated Office Sharing Agreement dated August 20, 2001 between the Registrant and Spell Capital Partners, LLC, an affiliate of the Registrant (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.39	Forbearance Agreement and Tenth Amendment to Second Amended and Restated Loan and Security Agreement dated December 5, 2001.

10.40	Forbearance Agreement and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement dated December 27, 2001.

23.1	Consent of Independent Accountants.

24	Power of Attorney from certain directors and officers—see “Signatures” on signature page of this From 10-K.

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning Year Balance	Additions[2]	Deductions	Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2001	$3,971,100	$8,848,000	$8,927,700[3]	$3,891,400
Fiscal year ended December 31, 2000	2,921,900	10,449,900	9,400,700[3]	3,971,100
Fiscal year ended December 31, 1999	2,434,800[1]	4,988,557	4,501,457[3]	2,921,900
Valuation allowance for deferred taxes
Fiscal year ended December 31, 2001	$—	$—	$—	$—
Fiscal year ended December 31, 2000	—	—	—	—
Fiscal year ended December 31, 1999	8,809,000	—	8,809,000[4]	—

[1]	Includes allowances for doubtful accounts and discounts of $2,235,800 acquired as part of the acquisition of PW Pipe in September 1999.

[2]
All activity is in the Company’s normal course of business, principally representing amounts charged to revenues. The significant increase in fiscal year ended December 31, 2000 is due to the growth of the Company resulting from the acquisition of PWPipe in September 1999.

[3]	Primarily sales discounts and allowances.

[4]
In fiscal year ended December 31, 1999, approximately $1.8 million of the reduction is the result of net operating loss carryforwards recorded in purchase accounting for the acquisition of PWPipe. The balance of the fiscal 1999 reduction is the result of actual or forecasted utilization of net operating loss carryforwards.