Form 10-Q
period 2002-03-31
PW EAGLE INC
filed 2002-05-15
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes X No

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 10, 2002 was 7,029,250.

PW EAGLE, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations—Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Net sales	$53,104	$58,045

Cost of goods sold	46,842	49,319

Gross profit	6,262	8,726

Operating expenses:
Selling expenses	5,756	5,618
General and administrative expenses	2,096	2,310

	7,852	7,928

Operating (loss) income	(1,590)	798

Non-operating expenses (income):
Interest expense	3,005	3,030
Other income, net	(325)	(14)

	2,680	3,016

Loss before income taxes	(4,270)	(2,218)

Income tax benefit	(1,635)	(849)

Net loss	$(2,635)	$(1,369)

Loss per common share:
Basic	$(0.39)	$(0.17)

Diluted	$(0.39)	$(0.17)

Weighted average common shares outstanding:
Basic	6,704	7,887
Diluted	6,704	7,887

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE INC.

Condensed Balance Sheets—March 31, 2002 and December 31, 2001
(In thousands, except per share amounts)

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,613	$624
Accounts receivable, net	24,827	12,918
Inventories	31,507	33,390
Deferred income taxes	2,033	2,033
Income taxes receivable	5,749	4,156
Other	1,139	1,250

Total current assets	66,868	54,371

Property and equipment, net	65,236	67,827
Other assets	14,853	15,212

Total assets	$146,957	$137,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$28,328	$27,996
Current maturities of long-term debt	3,393	3,595
Accounts payable	25,982	16,145
Accrued liabilities	8,112	8,066

Total current liabilities	65,815	55,802

Other long-term liabilities	2,045	3,625
Long-term debt, less current maturities	13,933	24,271
Capital lease obligation, less current maturities	13,149	—
Senior subordinated debt	29,804	29,453

Total liabilities	124,746	113,151

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued and outstanding	—	—
Stock warrants	6,296	5,887
Common stock; $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,886,625 and 6,886,625 shares, respectively	69	69
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	29,757	29,757
Unearned compensation	(387)	(434)
Notes receivable from officers and employees on common stock purchases	(1,010)	(1,039)
Accumulated other comprehensive loss	(54)	(156)
Accumulated deficit	(12,460)	(9,825)

Total stockholders’ equity	22,211	24,259

Total liabilities and stockholders’ equity	$146,957	$137,410

The	accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,635)	$(1,369)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale of fixed assets	(314)	(3)
Depreciation and amortization	2,258	2,289
Amortization of debt issue costs, discounts and premiums	578	453
Receivable provisions	(1,501)	(1,858)
Issuance of subordinated debt for interest payment	170	166
Non-cash compensation	64	(43)
Change in operating assets and liabilities	1,073	(7,671)

Net cash used in operating activities	(307)	(8,036)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(2,474)
Proceeds from sale of property and equipment	1,073	13
Payments on notes receivable	29	107

Net cash provided by (used in) investing activities	1,071	(2,354)

Cash flows from financing activities:
Change in cash overdraft	(1,415)	1,187
Net borrowings under revolving credit facility	332	11,434
Proceeds from financing lease	12,873	—
Repayment of long-term debt	(10,640)	(2,512)
Repayment of capital lease obligation	(279)	—
Payment of debt issuance and financing costs	(646)	—

Net cash provided by financing activities	225	10,109

Net change in cash and cash equivalents	989	(281)
Cash and cash equivalents at beginning of period	624	816

Cash and cash equivalents at end of period	$1,613	$535

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.    Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2002, and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications were made to the prior year financial statements to conform to the March 31, 2002 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.    New Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and was recorded in “Other assets” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization expense by $112,000 annually. The Company plans to complete its transitional impairment testing during the second quarter of fiscal 2002. Management does not expect any material changes to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment will be finalized with the completion of the transitional testing.

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The Company is in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

3.    Comprehensive Income

Comprehensive income for the Company includes net income, the transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three months ended March 31,
	2002	2001
Net loss	$(2,635)	$(1,369)

Other comprehensive income:
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	(132)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	86	(117)
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	16	(44)

Total comprehensive loss	$(2,533)	$(1,662)

4.    Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$7,717	$7,968
Finished goods	23,790	25,422

	$31,507	$33,390

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	March 31, 2002	March 31, 2001
Receivable related to the sale of the Hillsboro facility (included in other current assets and gain on sale of fixed assets)	248	—
Receivable related to the sale-leaseback transaction (included in other current assets and capital lease obligation)	500	—
Deferred financing costs related to the sale-leaseback transaction (included in other non-current assets and capital lease obligation)	564	—
Issuance of warrant related to sale-leaseback transaction	409	—
Cancellation of restricted stock	—	(102)
Issuance of restricted stock	—	186
Issuance of common stock in exchange for notes receivable	—	112

5.    Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (EPS):

Three months ended March 31, 2002
(in thousands, except for per share amounts)

	Loss	Shares	Per Share Amount
Basic EPS
Net loss	$(2,635)	6,704	$(0.39)
Effect of dilutive securities	—	—	—

Diluted EPS
Net loss	$(2,635)	6,704	$(0.39)

Options to purchase 1,102,125 shares of common stock, warrants to purchase 2,060,542 shares of common stock and 182,500 shares of unvested restricted stock were outstanding at March 31, 2002, but were not included in the computation of diluted EPS because inclusion of these shares would be antidilutive.

Three months ended March 31, 2001
(in thousands, except for per share amounts)

	Loss	Shares	Per Share Amount
Basic EPS
Net income	$(1,369)	7,887	$(0.17)
Effect of dilutive securities	—	—	—

Diluted EPS
Net income	$(1,369)	7,887	$(0.17)

Options to purchase 1,058,751 shares of common stock, warrants to purchase 1,940,542 shares of common stock and 182,500 shares of unvested restricted stock were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be antidilutive.

6.    FINANCING ARRANGEMENTS

On February 28, 2002, we entered into revised loan agreements with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes and completed a sale-leaseback transaction involving certain of our manufacturing facilities and the Eugene office building. The revised loan agreements significantly reduced our 2002 and 2003 annual debt payments (including lease payments) from approximately $11 million to $5.6 million and $5.2 million in 2002 and 2003, respectively.

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

Proceeds from the sale-leaseback transaction, along with proceeds from the sale of certain assets, were used to reduce Term Note A from $23.8 million to $17.6 million and pay amounts outstanding under Term Note B totaling $3.8 million in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million. A capital lease obligation of approximately $14 million, with quarterly lease payments of approximately $0.4 million, was recorded for financial reporting purposes.

In connection with the sale-leaseback transaction, the Company issued a warrant to purchase 120,000 shares of common stock at $0.01 per share. This warrant is exercisable at any time during the exercise period, which commenced February 28, 2002 and terminates on February 28, 2022. The warrant was valued at $409,000 and was reflected as an increase to stockholders’ equity and a discount on the capital lease obligation. The discount on the capital lease obligation will be amortized to interest expense over the life of the obligation using the effective interest method.

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. In response, management has implemented various cost reduction efforts and continues to focus on reducing costs in order to maintain compliance with its debt covenants. These efforts include the 2001 restructuring of operations, as well as the significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and sale-leaseback transaction.

The financial ratios and covenants were amended for the quarter ended March 31, 2002, substituting a requirement of EBITDA of at least $400,000. The Company met this requirement.

Scheduled aggregate annual maturities of amounts classified as debt obligations at March 31, 2002, under terms of the revised loan agreements and the sale-leaseback capital lease obligation are (in thousands):

	Senior and Subordinated Debt and other notes	Capital Leases	Total
2002	$2,560	$1,238	$3,798
2003	2,933	1,651	4,584
2004	11,733	1,651	13,384
2005	9,935	1,651	11,586
2006	9,935	1,651	11,586
Thereafter	9,934	24,354	34,288

Total scheduled cash payments	47,030	32,196	79,226
Less amounts representing interest	—	(19,047)	(19,047)

Total amounts classified as debt/capital lease obligations at March 31, 2002	$47,030	$13,149	$60,179

The fair market value of borrowing under the Senior Credit Facility fixed rate lock agreement and Senior Subordinated Notes approximate their carrying value at March 31, 2002, as their applicable interest rates approximate current market rates.

7.    Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended March 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of goods sold	88.2	85.0
Gross profit	11.8	15.0
Operating expenses	14.8	13.6
Operating (loss) income	(3.0)	1.4
Non-operating expense	5.0	5.2
Loss before income taxes	(8.0)	(3.8)
Income tax benefit	(3.0)	(1.4)
Net loss	(5.0)%	(2.4)%

We posted first quarter net sales in 2002 of $53 million, decreasing 9% from 2001 to 2002. Increased demand for our products resulted in an increase in pounds of pipe sold of 21% in the first quarter of 2002 as compared to the same period in 2001. As a result of product prices decreasing throughout 2001 due to an industry wide oversupply of finished goods and reduced raw material costs, product prices in 2002 were 24% below 2001 first quarter prices. These reduced product prices were the major cause of the decrease in net sales.

Gross profit, as a percentage of net sales, decreased by 3% in the first quarter of 2002 as compared to the same period in 2001. Our gross profit percentage has remained weak due to the economic conditions that prevailed in 2001. During 2001, the supply for PVC resin and pipe was greater than demand. These oversupply conditions caused PVC resin and pipe prices to drop throughout the year. The demand for pipe was further reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices. As a result, our gross profit percentage decreased throughout 2001. Product prices continued to decrease during the first half of the current quarter. As demand for our products improved and PVC resin producers implemented price increases in February and March 2002, pipe price increases were implemented near the end of the first quarter. These pipe price increases did not have a material effect on the first quarter. Accordingly, the gross profit percentage in the first quarter remained weak. We expect the gross profit percentage to improve in the second quarter of 2002 as the benefits of higher PVC pipe prices are fully realized.

The increase in operating expenses, as a percentage of net sales, from 2001 to 2002 is the result of decreased sales in combination with relatively stable fixed operating expenses. Actual general and administrative expense decreased by 9% in the first quarter of 2002 as compared to the same period in 2001 from the realized benefits of the operational restructuring.

The income tax provisions for the quarters ended March 31, 2002 and 2001 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for both periods presented.

Liquidity and Capital Resources

On February 22, 2002, we sold our previously closed facility in Hillsboro, along with certain equipment, for $1.3 million. We also entered into revised loan agreements on February 28, 2002 with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes and completed a sale-leaseback transaction of certain of our manufacturing facilities and the Eugene office building. The revised loan agreements significantly reduced our debt payments (including lease payments) from approximately $11 million to $5.6 million and $5.2 million in 2002 and 2003, respectively, as summarized in the Schedule of Contractual Obligations set forth below.

In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any Event of Default arising from our inability to comply with the financial covenants of these agreements. Principal payments under the revised Senior Credit Facility were reduced from $10.0 million to $2.9 million annually. Under the revised loan agreements, term indebtedness bears an interest rate of LIBOR plus 3%. The amended Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the sale of our Hillsboro facility and certain equipment, were used to reduce our Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of our Revolving Credit Facility by approximately $4 million. A capital lease obligation of approximately $14 million, with quarterly lease payments of approximately $0.4 million, was recorded for financial reporting purposes.

In connection with the sale-leaseback transaction, the Company issued a warrant to purchase 120,000 shares of common stock at $0.01 per share. This warrant is exercisable at any time during the exercise period, which commenced February 28, 2002 and terminates on February 28, 2022. The warrant was valued at $409,000 and was reflected as an increase to stockholders’ equity and a discount on the capital lease obligation. The discount on the capital lease obligation will be amortized to interest expense over the life of the obligation using the effective interest method.

Under the revised loan agreements, we are required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. In response, we have implemented various cost reduction efforts and continue to focus on reducing costs in order to maintain compliance with our debt covenants. These efforts include the 2001 restructuring of operations discussed later in this section, as well as the significant reduction in fixed and contractual charges associated with our revised loan agreements and the sale-leaseback transaction.

The financial ratios and covenants were amended for the quarter ended March 31, 2002, substituting a requirement of EBITDA of at least $400,000. The Company met this requirement.

A schedule of the Company’s obligations under various long-term debt arrangements, including the sale-leaseback transaction accounted for as a capital lease, operating leases and other arrangements, are summarized in the following table (excluding payments of $1.0 million made during quarter ended March 31, 2002):

Scheduled Contractual Obligations	Total	2002	2003	2004	2005	2006	After 5 Years
Term Note	$17,600	$2,932	$2,932	$11,736	$—	$—	$—
Senior Subordinated Notes	29,453	—	—	—	9,818	9,818	9,817
Capital lease obligation	33,017	1,651	1,651	1,651	1,651	1,651	24,762
Operating leases	3,542	720	538	548	310	315	1,111
Other notes	366	306	60	—	—	—	—

	$83,978	$5,609	$5,181	$13,935	$11,779	$11,784	$35,690

We had working capital of $1.1 million and excess borrowing capacity under our Revolving Credit Facility of $5.3 million at March 31, 2002.

Cash used in operating activities was $0.3 million in 2002, as compared to $8.0 million in the first quarter of 2001. The primary use of cash in 2001 was to fund the growth in accounts receivable. In addition, in the first quarter of 2001, performance bonuses and supplemental contributions to employee 401k accounts were paid to employees resulting from the Company’s year 2000 financial performance. No performance bonuses or supplemental contributions to employee 401k accounts were paid to employees in 2002 due to the Company’s 2001 financial performance.

Investing activities provided $1.1 million in proceeds from the sale of the Hillsboro facility and certain equipment.

Financing activities provided $0.2 million in 2002 and provided $10.1 million in 2001. In 2002, we entered into a sale-leaseback transaction, generating $12.9 million in proceeds. We used the proceeds to reduce term debt by $8.8 million. The remaining sale-leaseback proceeds were applied to the Revolving Credit Facility. Debt issuance and financing costs of $0.6 million were incurred to complete these transactions. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $0.2 million at March 31, 2002, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

We announced a restructuring plan on July 26, 2001 to align our operations with market conditions. The restructuring plan included an 11% reduction to the Company’s workforce, permanently closing the Hillsboro manufacturing facility, temporarily closing our Phoenix facility and initiating focused cost reduction programs throughout the Company. By March 31, 2002, we paid out approximately $0.9 million in severance payments and $0.1 million in other costs, with a remaining balance owing of $0.2 million to be paid in contracts extending through April 2004. We believe the restructuring plan will provide the Company with annual cost savings in excess of $8 million, the majority of which will occur in reduced manufacturing costs. (See “Future Outlook and Risks to Our Business.”)

New Accounting Pronouncements

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and was recorded in “Other assets” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization expense by $112,000 annually. We plan to complete its transitional impairment testing during the second quarter of fiscal 2002. Management does not expect any material changes to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment will be finalized with the completion of the transitional testing.

Effective January 1, 2002, we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. We are in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION—ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of May 10, 2002 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the demand for PVC pipe will return to normal levels when PVC resin and PVC pipe prices stabilize and/or begin to increase and the economy improves. The Gross Domestic Product (GDP) directly affects the PVC resin and PVC pipe industries, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) improved significantly in the first quarter of 2002 increasing 5.8% compared to a 1.7% increase in fourth quarter of 2001. We believe GDP will continue to be strong in 2002 resulting in improved demand for PVC resin and PVC pipe. Because PVC producers and pipe producers began 2002 with low finished goods inventories and GDP has improved, and in our opinion, will continue to be strong, we believe that the demand for PVC resin and PVC pipe will be greater than the supply of these products during the second and third quarters of this year.

Demand for PVC resin is strong and resin producers have implemented a two-cent per pound price increase for February, March and April. In addition, they have announced a two-cent per pound price increase for May and a four-cent per pound price increase for June. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases and we expect resin and pipe prices to increase further during the remainder of 2002.

We believe that the demand for PVC resin and PVC pipe will be greater than the supply of these products during the second and third quarter of 2002. Consequently, we would expect our gross margins to improve in these economic conditions. Our shipments of PVC pipe have increased by 21% in the first quarter of 2002 as compared to the first quarter of 2001. Industry wide demand for PVC pipe is strong due to a strengthening economy and necessary inventory replenishments.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2003. The actual growth rate in each year may be less than or greater than three percent based on short-term economic conditions. We have historically grown, and expect in the future to be able to grow at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

In response to the reduction in the price and demand for PVC resin and PVC pipe in 2001, we implemented operational and financial restructuring plans. In July 2001, we announced an operational restructuring plan in response to the existing unfavorable PVC resin and PVC pipe price and poor economic conditions. We permanently closed and sold the Hillsboro, Oregon production facility, and temporarily suspended operations of the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity. In the first quarter, we decreased our operating expenses, eliminating non-essential costs, and increased our production efficiencies. We also successfully completed our financial restructuring plan. Elements of the plan included a $13.7 million real estate sale-leaseback financing transaction, the sale of our Hillsboro facility and certain equipment for approximately $1.3 million and the revision of our lending agreements.

We believe the operational restructuring we completed in 2001 and the financial restructuring we completed in February 2002 have positioned the Company for continued viability and future success. We believe these restructurings will allow us to meet our fixed charges, even if the unfavorable economic conditions that we faced in 2001 continue.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2002, PVC resin producers have implemented PVC resin price increases of $.02 per pound for February, March and April. In addition, they have announced an increase of $.02 per pound for May and $.04 per pound in June for a total of $.12 per pound for the first half of 2002.

Our gross margin decreases when the supply of PVC and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. At the end of 2001, PVC resin producers and PVC pipe producers and distributors had reduced inventories to historically low levels. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the current quarter, ceased operations at two manufacturing facilities. This has resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 17 billion pounds today. Published PVC resin prices have fluctuated from a high of approximately $.44 per pound in 1988 to a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.29 per pound in March 2002.

While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations when supply will exceed demand, driving prices and gross margins down. These conditions could result from a general economic slowdown, either domestically or elsewhere in the world, or capacity increases in either the PVC resin or PVC pipe markets. As a result of the size of both the PVC resin and PVC pipe markets and the consolidation that has occurred in these industries, we believe that fluctuations in prices from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

We have a significant amount of indebtedness outstanding. As a result, we must allocate a significant portion of cash resources to pay the principal and interest on this debt. During 2002, we implemented a financial restructuring to reduce our annual fixed charges. However, economic and market conditions could develop that cause us not to meet our fixed charges and default on our credit facilities. In the event of a default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of the economy.

We financed the purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. However, even with the reduction of our debt, our ability to service our debt remains sensitive to an increase in interest rates. A one percent change in interest rates would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

Other risk factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the PVC resin and pipe industry that puts pressure on the price of PVC resin and demand for PVC pipe; and (iii) net operating loss utilization. For financial reporting purposes, the Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of 2000. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding interest rate long-term debt obligations totaling $32.4 million of our $44.9 million of long-term variable rate debt at March 31, 2002. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates and would result in an annual interest expense increase of approximately $324,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (the “Contract”) for three years with a LIBOR rate of 6.46%. At March 31, 2002 the Contract has a notional amount of $12.5 million. The notional amount decreases until the Contract terminates in September 2002.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2002, the Company issued a warrant to purchase 120,000 shares of common stock to Corporate Property Associates 14 Incorporated in connection with the Company’s sale and leaseback financing transaction. The warrant was issued in consideration for the terms and conditions of the lease agreement by and between the Company and an affiliate of W.P. Carey & Co. LLC. The warrant was issued, pursuant to section 4(2) of the Securities Act of 1933, to a single accredited investor pursuant to a privately negotiated transaction. The warrant is exercisable immediately at $0.01 per share and expires on February 28, 2022. The warrant provides the holder anti-dilution and registration rights.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the first quarter of 2002:

The Company filed a Form 8-K dated March 1, 2002 reporting the issuance of press releases announcing the financial results for the three months and year ended December 31, 2001, the completion of a sale-leaseback financing transaction and the sale of the Company’s previously closed facility in Hillsboro, Oregon.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By:	/s/ William H. Spell William H. Spell Chief Executive Officer

By:	/s/ Roger R. Robb Roger R. Robb Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2002

EXHIBIT INDEX

Number	Description
10.1	Fourteenth Amendment to Second Amended and Restated Loan and Security Agreement dated March 27, 2002.

10.2	Amendment No. 4 and waiver to the Securities Purchase Agreement dated as of March 27, 2002.

10.3	Warrant agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002.