Form 10-Q
period 2002-06-30
PW EAGLE INC
filed 2002-08-05
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

As of July 31, 2002 there were 7,046,750 shares of PW Eagle, Inc. Common Stock outstanding.

PW EAGLE, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations – Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$76,380	$74,263	$129,484	$132,308

Cost of goods sold	57,981	63,004	104,823	112,323

Gross profit	18,399	11,259	24,661	19,985

Operating expenses
Selling expenses	7,523	7,092	13,279	12,710
General and administrative expenses	2,897	2,152	4,994	4,462

	10,420	9,244	18,273	17,172

Operating income	7,979	2,015	6,388	2,813

Other expenses (income)
Interest expense	2,794	2,893	5,798	5,923
Other, net	54	2	(270)	(12)

	2,848	2,895	5,528	5,911

Income (loss) before income taxes	5,131	(880)	860	(3,098)

Income tax expense (benefit)	1,965	(337)	329	(1,186)

Net income (loss)	$3,166	$(543)	$531	$(1,912)

Net income (loss) per common share
Basic	$.47	$(.07)	$.08	$(.25)
Diluted	.33	(.07)	.06	(.25)

Weighted average common shares outstanding
Basic	6,714	7,281	6,709	7,582
Diluted	9,512	7,281	9,371	7,582

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Balance Sheets – June 30, 2002 and December 31, 2001
(In thousands, except shares and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$889	$624
Accounts receivable, net	29,849	12,918
Inventories	28,389	33,390
Deferred income tax receivable	2,033	2,033
Income tax receivable	—	4,156
Other	436	1,250

Total current assets	61,596	54,371
Property and equipment, net	62,658	67,827
Other assets	14,717	15,212

Total assets	$138,971	$137,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under revolving credit facility	$10,471	$27,996
Current maturities of long-term debt	3,375	3,595
Accounts payable	30,595	16,145
Accrued liabilities	10,614	8,066

Total current liabilities	55,055	55,802
Other long-term liabilities	1,989	3,625
Long-term debt, less current maturities	12,952	24,271
Capital lease obligation, less current maturities	13,145	—
Senior subordinated debt	30,157	29,453

Total liabilities	113,298	113,151
Commitments and contingencies
Stockholders’ equity
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued and outstanding	—	—
Stock warrants	6,296	5,887
Common stock; $.01 par value; 30,000,000 shares authorized; issued and outstanding 7,050,250 and 6,886,625 shares, respectively	71	69
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	30,704	29,757
Unearned compensation	(1,190)	(434)
Notes receivable from officers and employees on common stock purchases	(983)	(1,039)
Accumulated other comprehensive income (loss)	69	(156)
Retained earnings (deficit)	(9,294)	(9,825)

Total stockholders’ equity	25,673	24,259

Total liabilities and stockholders’ equity	$138,971	$137,410

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Statements of Cash Flows – Six Months Ended June 30, 2002 and 2001 (Unaudited)
(In thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$531	$(1,912)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on disposition of fixed assets	(293)	—
Depreciation and amortization	4,505	4,704
Amortization of debt issuance costs, discounts and premiums	1,061	894
Issuance of subordinate debt for interest payment	341	334
Non-cash compensation	183	79
Federal income tax refund	4,863	—
Change in operating assets and liabilities	4,865	(1,529)

Net cash provided by operating activities	16,056	2,570

Cash flows from investing activities
Purchases of property and equipment	(82)	(3,163)
Proceeds from sale of property and equipment	1,363	—
Payments on notes receivable	56	168

Net cash provided by (used in) investing activities	1,337	(2,995)

Cash flows from financing activities
Change in cash overdraft	(139)	799
Net (payments) borrowings under revolving credit facility	(17,524)	15,161
Proceeds from financing lease	13,352	—
Repayment of long-term debt	(918)	—
Repayment of capital lease obligation	(299)	—
Repayment of long-term debt	(11,632)	(5,022)
Repurchase of common stock	—	(10,983)
Issuance of common stock through exercise of stock options	32	5

Net cash used in financing activities	(17,128)	(40)
Net change in cash and cash equivalents	265	(465)
Cash and cash equivalents at beginning of period	624	816

Cash and cash equivalents at end of period	$889	$351

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.    Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at June 30, 2002, and the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001 and its cash flows for the six-month periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications were made to the prior year financial statements to conform to the June 30, 2002 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.    New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and is included in “Other assets” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization expense by $112,000 annually. The Company completed its transitional impairment testing during the second quarter of fiscal 2002. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing.

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income, transition adjustment for the adoption of SFAS 133 in fiscal 2001, changes in fair market value of financial instruments designated as hedges of interest rate exposure and the unrealized gains/losses on securities from non-qualified deferred compensation plans. Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$3,166	$(543)	$531	$(1,912)
Other comprehensive income (loss)
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	—	(132)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	71	22	157	(95)
Unrealized gain on securities from non-qualified deferred compensation plans	52	81	68	38

Total comprehensive income (loss)	$3,289	$(440)	$756	$(2,101)

4.    Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$8,987	$7,968
Finished goods	19,402	25,422

	$28,389	$33,390

The following provides supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	June 30, 2002	June 30, 2001
Deferred financing costs related to the sale-leaseback transaction (included in other current assets and capital lease obligation)	$637	$—
Issuance of warrant related to sale-leaseback transaction	409	—
Tax benefits related to stock options	45	8
Cancellation of restricted stock	—	(102)
Issuance of restricted stock	871	186
Issuance of common stock in exchange for notes receivable	—	112

5.    Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per common share (EPS):

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$3,166	$(543)	$531	$(1,912)

Weighted average shares used for basic earnings per share	6,714	7,281	6,709	7,582
Effect of dilutive securities	2,798	—	2,662	—

Weighted average shares used for dilutive earnings per share	9,512	7,281	9,371	7,582

Basic EPS	$.47	$(.07)	$.08	$(.25)
Diluted EPS	$.33	$(.07)	$.06	$(.25)

Options to purchase 101,428 and 164,137 shares of common stock were outstanding during the three and six month periods ending June 30, 2002, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be antidilutive. Options to purchase 1,073,251 shares of common stock, warrants to purchase 1,940,542 shares of common stock, and 182,500 shares of unvested restricted stock were outstanding during the three and six month periods ended June 30, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

6.    Financing Arrangements

On February 28, 2002, we entered into revised loan agreements with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes and completed a sale-leaseback transaction involving some of our manufacturing facilities and the Eugene office building. The revised loan agreements significantly reduced our 2002 and 2003 annual debt payments (including lease payments) from approximately $11.0 million to $5.6 million and $5.2 million in 2002 and 2003, respectively. During the second quarter, the loan covenants were amended to reflect the accounting treatment of the sale-leaseback transaction as a capital lease.

In connection with these revisions in the first quarter of 2002, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. Principal payments under the revised Senior Credit Facility were reduced from $10.0 million to $2.9 million annually. Under the revised loan agreements, principal payments on Term Note A are due in quarterly installments of $0.7 million beginning March 31, 2002. Term Note A bears an interest rate of LIBOR plus 3%. The amended Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. The Company is required to pay a fee equal to 0.5% on the unused portion of the Revolving Credit Facility. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the sale of some of our assets, were used to reduce Term Note A from $23.8 million to $17.6 million and pay amounts outstanding under Term Note B totaling $3.8 million in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million. A capital lease obligation of approximately $14 million, with quarterly lease payments of approximately $0.4 million, was recorded for financial reporting purposes.

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

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. In response, management has implemented various cost reduction efforts and continues to focus on reducing costs in order to maintain compliance with its debt covenants. These efforts include the 2001 restructuring of operations, as well as the significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and sale-leaseback transaction. The Company was in compliance with all bank covenants at June 30, 2002.

Scheduled aggregate annual maturities of amounts classified as debt or capital lease obligations at June 30, 2002, under terms of the revised loan agreements and the sale-leaseback capital lease obligation are (in thousands):

	Senior and Subordinated Debt and other notes	Capital Leases	Total
2002	$1,816	$825	$2,641
2003	2,934	1,651	4,585
2004	11,485	1,651	13,136
2005	10,052	1,651	11,703
2006	10,052	1,651	11,703
Thereafter	10,053	24,650	34,703

Total scheduled cash payments	46,392	32,079	78,471
Less amounts representing interest	—	(18,842)	(18,842)

Total amounts classified as debt/capital lease obligations at June 30, 2002	$46,392	$13,237	$59,629

The fair market value of borrowing under the Senior Credit Facility fixed-rate lock agreement and Senior Subordinated Notes continue to approximate their carrying value at June 30, 2002, as their applicable interest rates approximate current market rates.

7.    Litigation

From time to time we are a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.9	84.8	81.0	84.9
Gross profit	24.1	15.2	19.0	15.1
Operating expenses	13.7	12.5	14.1	13.0
Operating income	10.4	2.7	4.9	2.1
Non-operating expense	3.7	3.9	4.2	4.5
Income (loss) before income taxes	6.7	(1.2)	0.7	(2.4)
Income tax expense (benefit)	2.6	(0.5)	0.3	(1.0)
Net income (loss)	4.1%	(0.7)%	0.4%	(1.4)%

We posted net sales of $76.4 million and $129.5 million for the three- and six-month periods ending June 30, 2002, respectively. This is an increase of 3% compared to the three-month period ending June 30, 2001 and a decrease of 2% compared to the six-month period ending June 30, 2001. Increased demand for our products due to a growing economy and increased product prices in the second quarter due to a strong demand for our products and increased raw material costs were the major causes of the increase in net sales in the second quarter. While pipe prices for the three- and six-month periods ending June 30, 2002, decreased 6% and 14%, respectively, as compared to the same periods in 2001, pipe prices for the second quarter of this year increased 21% over pipe prices in the first quarter of this year. In addition, pipe pounds sold increased 10% and 15%, respectively, for the three- and six-month periods ending June 30, 2002, as compared to the same periods in 2001.

Gross profit, as a percentage of net sales, increased for the three- and six-month periods ending June 30, 2002, by 9% and 4%, respectively, as compared to the same periods in 2001. Gross profit increased to approximately 19% in the first half of 2002, due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased in the first half of 2002, due to a strong demand for resin and increasing raw material costs. The strong demand for pipe in the first half of 2002 allowed us to increase pipe prices at a greater rate than resin price increases. In addition, the cost reduction measures taken in the second half of 2001 have reduced our cost of goods sold, further enhancing our gross margin.

The increase in operating expenses, as a percentage of net sales, for the three- and six-month periods ending June 30, 2002, as compared to the same periods in 2001, is primarily the result of decreased pipe prices in combination with certain fixed operating expenses and an increase in certain expenses that vary with pipe pounds sold as opposed to net sales.

The overall decrease in other expenses is primarily attributable to a decrease in the interest rates for the unhedged portion of debt and continued payments on the long-term debt.

The income tax provisions for the three and six months ended June 30, 2002 and 2001 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for the periods presented.

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

In connection with these revisions in the first quarter of 2002, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any Event of Default arising from our past inability to comply with the financial covenants of these agreements. Principal payments under the revised Senior Credit Facility were reduced from $10.0 million to $2.9 million annually. Under the revised loan agreements, term indebtedness bears an interest rate of LIBOR plus 3%. The amended Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million. The financial covenants surrounding these agreements and the sale-leaseback agreement were amended in the second quarter of fiscal 2002.

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

Under the revised loan agreements, we are required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. In response, we have implemented various cost reduction efforts and continue to focus on reducing costs in order to maintain compliance with our debt covenants. These efforts include the 2001 restructuring of operations discussed later in this section, as well as the significant reduction in fixed and contractual charges associated with our revised loan agreements and the sale-leaseback transaction. The Company was in compliance with all financial debt covenants at June 30, 2002.

The company had working capital of $6.5 million and excess borrowing capacity under our Revolving Credit Facility of $24.5 million less outstanding letters of credit totaling $2.4 million, primarily from the capital lease initiated in the first quarter of 2002.

Cash provided from operating activities was $16.1 million in 2002, as compared to $2.6 million in the first half of 2001. The primary source of cash in the first half of fiscal 2002 was net income plus non-cash expenses of $5.7 million, a $5 million decrease in inventory and the receipt of a $4.9 million federal income tax refund for year 2001.

Investing activities provided $1.3 million for the first six months of 2002, primarily resulting from the $1.3 million sale of the Hillsboro facility and certain equipment. Capital expenditures were only $82,000 in the first two quarters of 2002. We used $3.0 million for investing activities, primarily capital expenditures, for the first six months of 2001.

Financing activities used $17.1 million in 2002. In 2002, we entered into a sale-leaseback transaction, generating $13.4 million in proceeds. We used the proceeds to reduce term debt by $8.8 million which was further reduced by cash generated from operations. The remaining sale-leaseback proceeds were applied to the Revolving Credit Facility. Debt issuance and financing costs of $0.9 million were incurred to complete these transactions. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $319,000 at June 30, 2002, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

We announced a restructuring plan on July 26, 2001 to align our operations with market conditions. The restructuring plan included an 11% reduction to the Company’s workforce, permanently closing the Hillsboro manufacturing facility, temporarily closing our Phoenix facility and initiating focused cost reduction programs throughout the Company. By June 30, 2002, we paid out approximately $860,000 in severance payments and $71,000 in other costs, with a remaining balance owing of $169,000 to be paid in contracts extending through April 2004. Severance payments of $47,000 were paid in the second quarter. We believe the restructuring plan will provide the Company with annual cost savings in excess of $8 million, the majority of which will occur in reduced manufacturing costs. (See “Future Outlook and Risks to Our Business.”)

New Accounting Pronouncements

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and was recorded in “Other assets” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization expense by $112,000 annually. We completed our transitional impairment testing during the second quarter of fiscal 2002. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing.

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

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of July 31, 2002 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) directly affects the PVC resin and PVC pipe industries, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) improved significantly in the first and second quarters of 2002 increasing 6.1% and an estimated 2.1%, respectively, compared to a 1.7% increase in fourth quarter of 2001. We believe GDP will continue to be strong in 2002 resulting in improved demand for PVC resin and PVC pipe compared to 2001. Because PVC producers and pipe producers began 2002 with low finished goods inventories and GDP has improved, and in our opinion, will continue to be strong, we believe that the demand for PVC resin and PVC pipe will be in balance with the supply of these products during the second half of this year.

We believe that some of the demand for PVC pipe during the second quarter was the result of our customers increasing their inventory levels. As a result, we also believe that our customers’ inventories are at a level that they believe to be adequate. Consequently, we do not expect shipping volumes to be as strong for the balance of the year; however, assuming GDP continues to be strong in the second half of 2002, we believe the demand for PVC resin and PVC pipe will be in balance with the supply and that our margins will continue to be strong.

Demand for PVC resin is strong and resin producers have implemented a two-cent per pound price increase for February, March, April and May, and a four-cent per pound price increase for June. In addition, they have announced a two-cent per pound price increase for July and a two-cent per pound price increase for September. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases.

We believe that the demand for PVC resin and PVC pipe will be in balance with the supply of these products during the remainder of 2002. Consequently, we would expect our gross margins to stabilize in these economic conditions. Our shipments of PVC pipe have increased by 15% in the first half of 2002 as compared to the first half of 2001. Industry wide demand for PVC pipe is strong due to a strengthening economy and necessary inventory replenishments.

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

We believe the operational restructuring we completed in 2001 and the financial restructuring we completed in February 2002 have positioned the Company for continued viability and future success. We believe these restructurings will allow us to meet our fixed charges, even if the unfavorable economic conditions that we faced in 2001 return.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2002, PVC resin producers have implemented PVC resin price increases of $.02 per pound for February, March, April and May and a four-cent per pound price increase for June. In addition, they have announced an increase of $.02 per pound for July and $.02 per pound for September for a total of $.16 per pound for the first three quarters of 2002.

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. At the end of 2001, PVC resin producers and PVC pipe producers and distributors had reduced inventories to historically low levels. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter, ceased operations at two manufacturing facilities. This has resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. A portion of this idled capacity may be re-started in the fourth quarter of 2002.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 17 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.39 per pound in July 2002.

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

We have a significant amount of indebtedness outstanding. As a result, we must allocate a significant portion of cash resources to pay the principal and interest on this debt. During 2002, we implemented a financial restructuring to reduce our annual fixed charges. However, economic and market conditions could develop that cause us not to meet our fixed charges and default on our credit facilities. In the event of default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of the economy.

We financed the purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. This debt has been further reduced to $15.9 million at the end of the second quarter. However, even with the reduction of our debt, our ability to service our debt remains sensitive to an increase in interest rates. An increase in interest rates would further challenge our ability to pay the interest expense on our debt. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding interest-rate long-term debt obligations totaling $15.1 million of our $26.4 million of long-term variable rate debt at June 30, 2002. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $151,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (the “Contract”) for three years with a LIBOR rate of 6.46%. At June 30, 2002 the Contract had a notional amount of $11.3 million. The notional amount decreases until the fixed rate agreement terminates in September 2002.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we are a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.     CHANGES IN SECURITIES

On February 28, 2002, the Company issued warrants to purchase 120,000 shares of common stock to Corporate Property Associates 14 Incorporated in connection with the Company’s sale and leaseback financing transaction. The warrants were issued in consideration for the terms and conditions of the lease agreement by and between the Company and an affiliate of W.P. Carey & Co. LLC. The warrants were issued, in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933, to a single accredited investor pursuant to a privately negotiated transaction. The warrants are exercisable immediately at $0.01 per share and expire on February 28, 2022. The warrant provides the holder anti-dilution and registration rights.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of the Company’s shareholders was held on Thursday, May 2, 2002. There were 6,886,625 shares of Common Stock entitled to vote at the meeting and a total of 6,318,425 shares or 92% were represented at the meeting.

(b)  At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 6,119,609 shares in favor, with 189,624 shares against, 9,192 shares abstaining and 0 shares represented by broker non-votes.

(c)  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected Class I directors of the Company to serve until the 2005 annual meeting of shareholders:

Nominee	Number of Votes For	Number of Votes Withheld
Denver Kaufman	6,089,068	229,357
Richard W. Perkins	6,081,194	237,231

Other directors whose term of office as a director continued after the meeting are: Harry W. Spell, William H. Spell, and Bruce A. Richard.

(d)  The proposal to ratify and approve the issuance of 142,625 shares of restricted stock to the Company’s officers and directors was approved with 5,329,282 shares in favor, with 924,679 shares against, 64,464 shares abstaining and 0 shares represented by broker non-votes.

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
Roger R. Robb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 31, 2002

EXHIBIT INDEX

Number	Description

10.1	Amendment Number 5 to the Securities Purchase Agreement dated May 14, 2002.

10.2	Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 15, 2002.

10.3	First Amendment to Lease Agreement dated June 7, 2002.