Form 10-Q/A
period 2002-06-30
PW EAGLE INC
filed 2002-08-14
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (No. 1)

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

PW Eagle, Inc. hereby amends Item 6 of Part II of its Form 10-Q for the quarter ended June 30, 2002 solely to include Exhibits 99.1 and 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index on page following signatures.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

/s/ William H. Spell
William H. Spell, Chief Executive Officer

Dated: August 14, 2002

EXHIBIT INDEX TO FORM 10-Q/A (No. 1)

Exhibit No.	Description
10.1	Amendment Number 5 to the Securities Purchase Agreement dated May 14, 2002.*

10.2	Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 15, 2002.*

10.3	First Amendment to Lease Agreement dated June 7, 2002.*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed with Form 10-Q for quarter ended June 30, 2002.