Form 10-Q
period 2002-09-30
PW EAGLE INC
filed 2002-11-13
CIK 852426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes        ☒        No        ☐

As of November 8, 2002 there were 7,002,950 shares of PW Eagle, Inc. Common Stock outstanding.

PW EAGLE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Statements of Operations – Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$63,539	$65,510	$193,023	$197,818

Cost of goods sold	46,693	61,535	151,516	173,858

Gross profit	16,846	3,975	41,507	23,960

Operating expenses
Selling expenses	5,643	6,487	18,922	19,197
General and administrative expenses	1,995	1,733	6,989	6,195
Nonrecurring expenses	—	1,185	—	1,185

	7,638	9,405	25,911	26,577

Operating income (loss)	9,208	(5,430)	15,596	(2,617)

Other expenses (income)
Interest expense	2,577	2,823	8,375	8,746
Other, net	13	341	(257)	329

	2,590	3,164	8,118	9,075

Income (loss) before income taxes	6,618	(8,594)	7,478	(11,692)

Income tax expense (benefit)	2,535	(3,291)	2,864	(4,477)

Net income (loss)	$4,083	$(5,303)	$4,614	$(7,215)

Net income (loss) per common share
Basic	$.61	$(.79)	$.69	$(.99)
Diluted	.43	(.79)	.49	(.99)

Weighted average common shares outstanding
Basic	6,721	6,703	6,713	7,286
Diluted	9,405	6,703	9,378	7,286

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Balance Sheets – September 30, 2002 (Unaudited) and December 31, 2001
(In thousands, except shares and per share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$1,255	$624
Accounts receivable, net	22,701	12,918
Inventories	41,133	33,390
Deferred income tax receivable	2,033	2,033
Income tax receivable	—	4,156
Other	370	1,250

Total current assets	67,492	54,371

Property and equipment, net	60,716	67,827
Other assets	14,516	15,212

Total assets	$142,724	$137,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under revolving credit facility	$7,996	$27,996
Current maturities of long-term debt	3,035	3,595
Accounts payable	28,014	16,145
Accrued liabilities	13,197	8,066

Total current liabilities	52,242	55,802

Other long-term liabilities	1,662	3,625
Long-term debt, less current maturities	15,400	24,271
Capital lease obligation, less current maturities	13,126	—
Senior subordinated debt	30,513	29,453

Total liabilities	112,943	113,151

Commitments and contingencies

Stockholders’ equity
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Undesignated stock; $.01 par value; 14,490,000 shares authorized; none issued and outstanding	—	—
Stock warrants	6,296	5,887
Common stock; $.01 par value; 30,000,000 shares authorized; issued and outstanding 7,002,950 and 6,886,625 shares, respectively	70	69
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	30,488	29,757
Unearned compensation	(993)	(434)
Notes receivable from officers and directors on common stock purchases	(891)	(1,039)
Accumulated other comprehensive income (loss)	21	(156)
Retained earnings (deficit)	(5,210)	(9,825)

Total stockholders’ equity	29,781	24,259

Total liabilities and stockholders’ equity	$142,724	$137,410

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Condensed Statements of Cash Flows – Nine Months Ended September 30, 2002 and 2001 (Unaudited)
(In thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$4,614	$(7,215)
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposition of fixed assets	(253)	342
Depreciation and amortization	6,734	7,124
Amortization of debt issuance costs, discounts and premiums	1,531	794
Issuance of subordinate debt for interest payment	512	502
Receivable provisions	451	(380)
Non-cash compensation	129	29
Federal income tax refund	4,863	—
Change in operating assets and liabilities	(7,825)	(208)

Net cash provided by operating activities	10,756	988

Cash flows from investing activities
Purchases of property and equipment	(550)	(3,384)
Proceeds from sale of property and equipment	1,371	—
Payments on notes receivable	56	196

Net cash provided by (used in) investing activities	877	(3,188)

Cash flows from financing activities
Change in cash overdraft	6,653	1,027
Net (payments) borrowings under revolving credit facility	(17,151)	19,769
Proceeds from financing lease	13,352	—
Payment of financing costs	(1,192)
Repayment of capital lease obligation	(322)	—
Repayment of long-term debt	(12,374)	(7,531)
Repurchase of common stock	—	(10,987)
Issuance of common stock through exercise of stock options	32	5

Net cash (used in) provided by financing activities	(11,002)	2,283

Net change in cash and cash equivalents	631	83
Cash and cash equivalents at beginning of period	624	816

Cash and cash equivalents at end of period	$1,255	$899

The accompanying notes are an integral part of the unaudited condensed financial statements.

PW EAGLE, INC.

Notes to Condensed Financial Statements (Unaudited)

1.    Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications were made to the prior year financial statements to conform to the September 30, 2002 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.    New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and is included in “Other assets” (long-term) on the accompanying balance sheet. The Company completed its transitional impairment testing during the second quarter of fiscal 2002. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing. This annual testing was completed in the third quarter of 2002 and required no change to the carrying value of goodwill. The effect of adopting the new standard will reduce annual amortization expense by $69,000 net of tax. Had SFAS No. 142 been effective January 1, 2002, net income and earnings per share for the three and nine months ended September 30 would have been reported as follows:

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net income (loss):
As reported	$4,083	$(5,303)	$4,614	$(7,215)
Effect of goodwill amortization	—	17	—	52

As adjusted	$4,083	$(5,286)	$4,614	$(7,163)

Basic earnings per share:
As reported	$.61	$(.79)	$.69	$(.99)
Effect of goodwill amortization	—	—	—	.01

As adjusted	$.61	$(.79)	$.69	$(.98)

Diluted earnings per share:
As reported	$.43	$(.79)	$.49	$(.99)
Effect of goodwill amortization	—	—	—	.01

As adjusted	$.43	$(.79)	$.49	$(.98)

There have been no changes in the carrying amount of goodwill for the nine months ended September 30, 2002.

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This standard broadens the presentation of discontinued operations to include disposals of assets below the segment level.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activity. This statement is to be applied to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income, the transition adjustment for the adoption of SFAS 133 in fiscal 2001, changes in fair market value of financial instruments designated as hedges of interest rate exposure and the unrealized gains/losses on securities from non-qualified deferred compensation plans.

Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net income (loss)	$4,083	$(5,303)	$4,614	$(7,215)
Other comprehensive income (loss)
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	—	(132)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	81	(80)	238	(175)
Unrealized gain on securities from non-qualified deferred compensation plans	(130)	(96)	(61)	(59)

Total comprehensive income (loss)	$4,034	$(5,479)	$4,791	$(7,581)

4. Other	Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$9,772	$7,968
Finished goods	31,361	25,422

	$41,133	$33,390

The following provides supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	September 30, 2002	September 30, 2001
Deferred financing costs related to the sale-leaseback transaction (included in other current assets and capital lease obligation)	$637	$—
Issuance of warrants related to sale-leaseback transaction	410	—
Cancellation of restricted stock	(123)	(102)
Issuance of restricted stock	871	186
Settlement of note receivable in exchange for common stock	(95)	—
Issuance of common stock in exchange for notes receivable	—	112

5.    Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per common share (EPS):

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net income (loss)	$4,083	$(5,303)	$4,614	$(7,215)

Weighted average shares used for basic earnings per share	6,721	6,703	6,713	7,286
Effect of dilutive securities	2,684	—	2,665	—

Weighted average shares used for dilutive earnings per share	9,405	6,703	9,378	7,286

Basic EPS	$.61	$(.79)	$.69	$(.99)
Diluted EPS	$.43	$(.79)	$.49	$(.99)

Options to purchase 244,611 and 187,841 shares of common stock were outstanding during the three and nine month periods ended September 30, 2002, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be antidilutive. Options to purchase 1,073,251 shares of common stock, warrants to purchase 1,940,542 shares of common stock and 182,500 shares of unvested restricted stock were outstanding during the three and nine month periods ended September 30, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

6.    Financing Arrangements

On September 30, 2002, we entered into a revised financing agreement with the lenders of our Senior Credit Facility and an amended agreement with holders of the Senior Subordinated Notes. Under the terms of the agreements, the Company increased the amount of its Senior Term Loan from $15.2 million to $18.0 million and decreased the annual principal payments from $2.9 million to $2.6 million. The proceeds of $2.8 million from the revision of the Senior Term Loan were used to pay down the Revolving Credit Facility to $8.0 million. Changes to certain provisions of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. The Company incurred $0.2 million in additional financing costs to complete these transactions. These financing costs will be capitalized and amortized over the life of the respective loans. The interest rates on the Senior Term Loan and the Revolving Credit Facility were reduced by .25% and the term of the Senior Credit Facility was extended by one year to September 2005.

Scheduled aggregate annual maturities of amounts classified as debt or capital lease obligations at September 30, 2002, under terms of the revised loan agreements and the sale-leaseback capital lease obligation are (in thousands):

	Senior and Subordinated Debt and other notes	Capital Leases	Total
Three months ended December 31, 2002	$990	$413	$1,403
Year ended December 31:
2003	2,600	1,651	4,251
2004	2,600	1,651	4,251
2005	22,320	1,651	23,971
2006	10,170	1,651	11,821
2007	10,170	1,651	11,821
Thereafter	—	22,999	22,999

Total scheduled cash payments	48,850	31,667	80,517
Less amounts representing interest	—	(18,447)	(18,447)

Total amounts classified as debt/capital lease obligations at September 30, 2002	$48,850	$13,220	$62,070

The fair market value of borrowings under the Senior Credit Facility and Senior Subordinated Notes continue to approximate their carrying value at September 30, 2002 as their applicable interest rates approximate current market rates.

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. The Company was in compliance with all financial debt covenants at September 30, 2002.

Maintenance of these ratios and covenants is an ongoing focus given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. We implemented various cost reduction efforts in 2001 and continue to monitor our operations and identify cost reduction opportunities to maintain compliance with our debt covenants.

In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement for three years with a LIBOR rate of 6.46%. The fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter into another fixed-rate agreement.

7.	Litigation

From time to time we are a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.5	93.9	78.5	87.9
Gross profit	26.5	6.1	21.5	12.1
Operating expenses	12.0	14.4	13.4	13.4
Operating income (loss)	14.5	(8.3)	8.1	(1.3)
Non-operating expense	4.1	4.8	4.2	4.6
Income (loss) before income taxes	10.4	(13.1)	3.9	(5.9)
Income tax expense (benefit)	4.0	(5.0)	1.5	(2.3)
Net income (loss)	6.4%	(8.1)%	2.4%	(3.6)%

We posted net sales of $63.5 million for the three month period ended September 30, 2002. This is a decrease of 3% compared to the three month period ended September 30, 2001. Pipe pounds sold decreased 24% for the three month period ended September 30, 2002 as compared to the same period in 2001 and decreased 34% compared to the second quarter of this year. Demand for our products increased during the second quarter due to a growing economy. In addition, as pipe prices increased in the second quarter due to strong demand for our products, our distributors increased their inventories, further strengthening demand. However, demand for our products decreased in the third quarter as distributors reduced their inventories in anticipation of lower product prices in the seasonally weaker fourth quarter. Average pipe prices for the three month period ended September 30, 2002, increased 28% as compared to the same period in 2001 and 27% over average pipe prices in the second quarter of this year. The average pipe price increase is a reflection of rapidly increasing raw material costs and strong demand for our products during the second quarter and maintaining those higher prices in the third quarter.

We posted net sales of $193.0 million for the nine month period ended September 30, 2002. This is a decrease of 2% compared to the nine month period ended September 30, 2001. Pipe pounds sold increased 1% for the nine month period ended September 30, 2002 as compared to the same period in 2001. Average pipe prices were 3% lower during the nine month period ended September 30, 2002 as compared to the same period in 2001, the result of weaker prices in the winter of 2001/2002, followed by the sharp increase in prices in the spring of 2002 for the reasons set forth above, reversing the trend experienced in 2001.

Gross profit, as a percentage of net sales, increased for the three and nine month periods ended September 30, 2002, by 21% and 9%, respectively, as compared to the same periods in 2001. Gross profit percentage increased to approximately 22% of net sales in the first nine months of 2002 due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased in the first seven months of 2002, due to a strong demand for resin and increasing raw material costs. The strong demand for pipe in the first six months of 2002 allowed us to increase pipe prices at a greater rate than resin price increases, thereby increasing our gross profit percentage. Even though demand for our products weakened in the third quarter, raw material costs remained relatively constant, allowing us to maintain our gross profit percentage. In addition, the cost reduction measures taken in the second half of 2001 have reduced our cost of goods sold, further enhancing our gross profit.

Operating expenses, as a percentage of net sales, decreased 2.4% in the third quarter and were unchanged for the nine-month period ended September 30, 2002 as compared to the same periods in 2001. The decrease in operating expenses in the third quarter of this year is primarily the result of the non-recurring restructuring cost of $1.2 million incurred in the third quarter of last year.

The overall decrease in non-operating expense is primarily attributable to a decrease in interest rates for the unhedged portion of debt, a reduction in the balance of the Revolving Credit Facility and continued payments on the long-term debt.

The income tax provisions for the three and nine months ended September 30, 2002 and 2001 were calculated based on management’s estimates of the annual effective rate for the year. The estimated effective tax rate was 38.3% for all periods presented.

Liquidity and Capital Resources

On September 30, 2002, we entered into a revised financing agreement with the lenders of our Senior Credit Facility and an amended agreement with holders of the Senior Subordinated Notes. Under the terms of the agreements, the Company increased the amount of its Senior Term Loan from $15.2 million to $18.0 million and decreased the annual principal payments from $2.9 million to $2.6 million. The proceeds of $2.8 million from the revision of the Senior Term Loan were used to pay down the Revolving Credit Facility to $8.0 million. Changes to certain provisions of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. The Company incurred $0.2 million in additional financing costs to complete these transactions. These financing costs will be capitalized and amortized over the life of the respective loans. The interest rates on the Senior Term Loan and the Revolving Credit Facility were reduced by .25% and the term of the Senior Credit Facility was extended by one year to September 2005.

A schedule of the Company’s obligations under various long-term debt arrangements, including the sale-leaseback transaction accounted for as a capital lease, operating leases and other arrangements, are summarized in the following table:

Scheduled Contractual Obligations	Total	3 months ended 12/31/2002	2003	2004	2005	2006	2007	Thereafter
Term Note	$18,000	$650	$2,600	$2,600	$12,150	$—	$—	$—
Senior Subordinated Notes	30,510	—	—	—	10,170	10,170	10,170	—
Capital lease obligation	31,667	413	1,651	1,651	1,651	1,651	1,651	22,999
Operating leases	3,487	208	851	681	312	317	322	796
Other notes	340	340	—	—	—	—	—	—

	$84,004	$1,611	$5,102	$4,932	$24,283	$12,138	$12,143	$23,795

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. The Company was in compliance with all financial debt covenants at September 30, 2002.

Maintenance of these ratios and covenants is an ongoing focus given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. We implemented various cost reduction efforts in 2001 and continue to monitor our operations and identify cost reduction opportunities to maintain compliance with our debt covenants.

In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (the “Contract”) for three years with a LIBOR rate of 6.46%. The fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter into another fixed-rate agreement.

At September 30, 2002, the company had working capital of $15.3 million and excess borrowing capacity under our Revolving Credit Facility of $32.0 million less outstanding letters of credit totaling $2.4 million, primarily from the capital lease initiated in the first quarter of 2002.

Cash provided from operating activities was $10.8 million in the first nine months of 2002, compared to $1.0 million in the first nine months of 2001. The primary source of cash in 2002 was net income of $4.6 million plus non-cash expenses of $9.1 million less a $3 million net increase in other operating activities.

Investing activities provided $0.9 million for the first nine months of 2002, primarily resulting from the $1.3 million sale of the Hillsboro facility and certain equipment, partially offset by capital expenditures of $0.6M. We used $3.2 million in the first nine months of 2001 for investing activities, primarily for capital expenditures in our manufacturing facilities.

Financing activities used $11.0 million in 2002. In 2002, we entered into a sale-leaseback transaction, generating $13.4 million in proceeds. We used $8.8 million of the proceeds and cash generated from operations to reduce term debt. The remaining sale-leaseback proceeds were applied to pay down the Revolving Credit Facility. Debt issuance and financing costs of $0.9 million were incurred to complete both the sale-leaseback and the revisions to the Senior Credit Facility. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $0.3 million at September 30, 2002, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our Revolving Credit Facility. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

We announced a restructuring plan on July 26, 2001 to align our operations with market conditions. The restructuring plan included an 11% reduction to the Company’s workforce, permanently closing the Hillsboro manufacturing facility, temporarily closing our Phoenix facility and initiating focused cost reduction programs throughout the Company. By September 30, 2002, we paid out approximately $908,000 in severance payments and $71,000 in other costs, with a remaining balance of $121,000 to be paid in contracts extending through April 2004. Severance payments of $48,000 were paid in the third quarter.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2001 and is included in “Other assets” (long-term) on the accompanying balance sheet. The Company completed its transitional impairment testing during the second quarter of fiscal 2002. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing. This annual testing was completed in the third quarter of 2002 and required no change to the carrying value of goodwill. The effect of adopting the new standard will reduce annual amortization expense by $69,000 net of tax. Had SFAS No. 142 been effective January 1, 2002, net income and earnings per share for the three and nine months ended September 30 would have been reported as follows:

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net income (loss):
As reported	$4,083	$(5,303)	$4,614	$(7,215)
Effect of goodwill amortization	—	17	—	52

As adjusted	$4,083	$(5,286)	$4,614	$(7,163)

Basic earnings per share:
As reported	$.61	$(.79)	$.69	$(.99)
Effect of goodwill amortization	—	—	—	.01

As adjusted	$.61	$(.79)	$.69	$(.98)

Diluted earnings per share:
As reported	$.43	$(.79)	$.49	$(.99)
Effect of goodwill amortization	—	—	—	.01

As adjusted	$.43	$(.79)	$.49	$(.98)

There have been no changes in the carrying amount of goodwill for the nine months ended September 30, 2002.

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This standard broadens the presentation of discontinued operations to include disposals of assets below the segment level.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of November 8, 2002 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) improved significantly in the first three quarters of 2002 increasing 5.0%, 1.3% and 3.1%, respectively. Because PVC producers and pipe producers began 2002 with low finished goods inventories and GDP has improved, we believe the demand for PVC pipe and PVC resin was greater than supply during the first half of the year. We also believe that some of the demand for PVC pipe during the second quarter was the result of our customers increasing their inventory levels. Distributors began to decrease inventories during the third quarter in anticipation of lower product prices and we believe they will continue to do so in the fourth quarter. In addition, pipe shipments have historically been slow during the late fall and winter. As a result, we expect shipping volumes to decrease in the fourth quarter. We also believe that the demand for PVC resin and PVC pipe will be less than supply during the fourth quarter of this year. Given these industry conditions, we would also expect our margins to decrease in the fourth quarter. As a result of these factors, we believe the financial performance for the fourth quarter of this year will be a loss, but will be stronger than the fourth quarter of either 2001 or 2000.

We believe inventory levels of PVC pipe and PVC resin will be low at the end of 2002, making it likely that the demand for PVC pipe and PVC resin will be greater than supply during the first half of 2003, providing there is moderate growth in the economy. In addition, the production of PVC resin may be limited by the availability of chlorine, a major raw material component. This combination of industry conditions could lead to increased product pricing and increased margins in 2003.

Demand for PVC resin was strong and resin producers implemented a two-cent per pound price increase for February, March, April and May, a four-cent per pound price increase for June and a two-cent per pound increase for July 2002. PW Eagle and the PVC pipe industry implemented and announced several pipe price increases in response to these resin price increases. In September, resin producers announced a one-cent per pound decrease in response to weakening demand. Further price decreases are expected during the seasonally slow fourth quarter of 2002 which will have a negative inpact on our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over alternative pipe materials continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater in 2003. The actual growth rate may be less than or greater than three percent based on short-term economic conditions. We have historically grown, and expect in the future to grow, at rates in excess of industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

In response to the reduction in the price and demand for PVC resin and PVC pipe in 2001, we implemented operational and financial restructuring plans. In July 2001, we announced an operational restructuring plan in response to the existing unfavorable PVC resin and PVC pipe price and poor economic conditions. We permanently closed and sold the Hillsboro, Oregon production facility, and temporarily suspended operations of the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity. In the first quarter of 2002, we decreased our operating expenses, eliminating non-essential costs, and increased our production efficiencies. We also successfully completed our financial restructuring plan. Elements of the plan included a $13.7 million real estate sale-leaseback financing transaction, the sale of our Hillsboro facility and certain equipment for approximately $1.3 million and the revision of our lending agreements.

We believe the operational restructuring we completed in 2001 and the financial restructurings we completed in February 2002 and September 2002 have positioned the Company for continued viability and future success. We believe these restructurings will allow us to meet our fixed charges, even if the unfavorable economic conditions that we faced in 2001 return.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2002, PVC resin producers implemented PVC resin price increases of $.02 per pound for February, March, April and May, a four-cent per pound price increase for June and a $.02 per pound increase for July for a total of $.14 per pound for the first seven months of 2002. In September, resin prices dropped $.01 per pound in response to reduced sales volumes.

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. At the end of 2001, PVC resin producers and PVC pipe producers and distributors had reduced inventories to historically low levels. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter, ceased operations at two manufacturing facilities. This has resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. A portion of this idled capacity may be re-started in 2003.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 17 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.38 per pound in September 2002.

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

We have a significant amount of indebtedness outstanding. As a result, we must allocate a significant portion of cash resources to pay the principal and interest on this debt. During 2002, we implemented financial restructurings to reduce our annual fixed charges. While we believe these restructurings will allow us to meet our fixed charges even if the unfavorable economic conditions we faced in 2001 return, economic and market conditions could develop that cause us not to meet our fixed charges and default on our credit facilities. In the event of default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of the economy.

We financed the purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. This debt has been further reduced to $15.9 million at the end of the second quarter. On September 30, 2002 we lowered the Revolving Credit Facility by $2.8 million and increased our floating interest rate term note $2.8 million from $15.2 million to $18.0 million to improve operational flexibility. Changes to certain provisions of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. The interest rates on the Senior Term Loan and the Revolving Credit Facility were reduced by .25% and the term of the Senior Credit Facility was extended by one year to September 2005. However, even with the financial and operational restructuring, our ability to service our debt remains sensitive to an increase in interest rates. An increase in interest rates would further challenge our ability to pay the interest expense on our debt. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

Other risk factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the PVC resin and pipe industry that puts pressure on the price of PVC resin and demand for PVC pipe; and (iii) net operating loss utilization. For financial reporting purposes, the Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards has been fully utilized, including approximately $4.0 million in the first half of 2000. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied with the requirements in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on $26.0 million of outstanding variable interest-rate debt obligations at September 30, 2002. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $260,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, we entered into a fixed rate agreement (the

“Contract”) for three years with a LIBOR rate of 6.46%. The fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter a future fixed-rate agreement.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rule 13a-14 (c) and 15-d-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company would be made known to them.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On August 26, 2002 the Company offered George Long, a former director of the Company, to surrender 20,225 shares of PW Eagle, Inc. stock to the Company at $4.70 per share as payment for his stock loan and accrued interest of approximately $95,000. Mr. Long accepted the terms of the Company’s offer on August 30, 2002. The average price for the stock for the first 26 days of August was $4.75. The closing of price the stock on August 26, 2002 was $4.68.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index on page following certifications.

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
Roger R. Robb Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:    November 8, 2002

CERTIFICATION

I, William H. Spell, Chief Executive Officer of PW Eagle, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PW Eagle, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 8, 2002

Signature:	/s/ WILLIAM H. SPELL
William H. Spell Chief Executive Officer

CERTIFICATION

I, Roger R. Robb, Chief Financial Officer of PW Eagle, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PW Eagle, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 8, 2002

Signature:	/s/ ROGER R. ROBB
Roger R. Robb Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Third Amended and Restated Loan and Security Agreement dated September 30, 2002.

10.2	Amendment Number 6 to the Securities Purchase Agreement dated September 30, 2002.

99.1	Certification of William H. Spell, Chief Executive Officer.

99.2	Certification of Roger R. Robb, Chief Financial Officer.