Form 10-K
period 2002-12-31
PW EAGLE INC
filed 2003-03-28
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by 12-b2 of the Act). Yes [    ] No [X]

The aggregate market value of our common stock held by non-affiliates as of June 28, 2002 was approximately $32,600,000 (based on closing sale price of $6.35 per share as reported on the Nasdaq Stock Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 14, 2003 was 7,115,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2003 Annual Meeting of Shareholders, to be held April 24, 2003, are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

PW EAGLE, INC.

Annual Report on From 10-K

For the year ended December 31, 2002

PART I

ITEM 1.    BUSINESS

General

PW Eagle, Inc., a Minnesota corporation, manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products primarily west of the Ohio and Mississippi rivers, including Hawaii, Alaska and a minimal amount of shipments to selected foreign countries.

Our executive offices are located in Minneapolis, Minnesota, and the operating headquarters are in Eugene, Oregon. We have production facilities in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Eugene, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Our web address is www.pweagleinc.com. Investors can access our news releases and the periodic reports we file with the Securities and Exchange Commission free of charge on our web site.

Recent Internal Business Operation Restructuring

The description of our business in this ITEM 1 reflects, in part, the strategic internal restructuring of our business that we announced on February 20, 2003. In connection with our restructuring, the PVC and PE pipe operations are operating now as two separate business units: PWPipe (our PVC pipe operations) and PW Poly (our PE Pipe operations). This strategy is intended to enhance and grow each of these business units.

In connection with this strategic restructuring of our business, we initiated management changes. Mr. Larry Fleming, our former President, became the President of our PW Poly division. We formed an Executive Operating Committee for PWPipe, consisting of Jack Cobb, Executive Vice President, Operations; Roger Robb, Executive Vice President and Chief Financial Officer; and Mike Stickel, Executive Vice President, Sales and Marketing, all of whom are responsible for the day-to-day operations of PWPipe. Mr. Fleming and the Executive Operating Committee for PWPipe each report to William Spell, PW Eagle Chief Executive Officer, who assumed the additional title of President of PWPipe.

Recent Acquisition of Uponor ETI Company

On March 14, 2003, we acquired all of the stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finnish company. In connection with the acquisition, we formed a wholly owned subsidiary. We merged the wholly owned subsidiary into Uponor which changed its name to Extrusion Technologies, Inc.

ETI is a technology leader in the North American polyvinyl chloride (PVC) pipe market for municipal engineering applications. ETI produces approximately 200 million pounds of PVC pipe annually, in diameters ranging from 4 to 36 inches. Their products are used for water transmission and sanitary, storm sewer and roadway drainage applications. ETI’s Ultra line of products utilizes proprietary processes or designs, which result in superior strength-to-weight characteristics relative to competitive products. ETI’s Ultra product incorporates a proprietary molecular-oriented manufacturing process to create PVC pressure pipe that, despite its thinner wall, provides greater impact strength and flow capacity while yielding comparable pressure ratings comparable to conventional PVC pressure pipe.

In addition to its PVC pipe products, ETI manufactures plastic water meter boxes for residential and commercial applications through its subsidiary Mid-States Plastics, Inc.

For the year ended December 31, 2002, ETI had net sales of $89 million and earnings before interest, taxes, depreciation and amortization of $7.4 million. Approximately 31% of the net sales of ETI are from sales of its Ultra products and approximately 8% of its net sales are from Mid-States Plastics, with the balance being conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, Missouri and Kentucky and its operating headquarters in Denver, Colorado. ETI’s production and maintenance employees at our Buckhannon, West Virginia facility are represented by a labor union. We intend to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products, Ultra products and plastic water meter boxes.

The purchase price for ETI was approximately $28 million, of which $22 million was paid at closing less a working capital adjustment of approximately $2.5 million. Also, included in the purchase price are transaction costs of $0.6 million and royalties to be paid by ETI of $8 to $12 million over the next eight years based on sales of specific products.

The acquisition was financed with an equity contribution from PW Eagle to ETI of $7 million from PW Eagle’s revolving line of credit and a separate ETI $25 million credit facility obtained from Fleet Capital Corp. and CIT Group / Business Credit, Inc. ETI will be operated as a stand-alone, wholly owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guaranties.

A more detailed description of our acquisition is contained in our Form 8-K dated March 14, 2003.

PWPipe PVC Pipe

We manufacture and distribute PVC pipe and fittings under the name PWPipe. Our pressure and non-pressure PVC products consist of ½-inch to 24-inch PVC pipe for applications in the building, municipal water distribution, municipal sewage collection, turf and agriculture irrigation, natural gas, fiber optic, power distribution and telecommunications industries. We believe we have created brand name recognition for many of our products by offering quality PVC pipe and providing customer service that extends well beyond the initial sale. We look for new niche markets and, when appropriate, produce specialized products for our customers. Below are descriptions of our primary PVC pipe products and their applications.

A major use of PVC pipe is transporting water under pressure. We manufacture and distribute many PVC pressure pipe products for the transporting of drinking and irrigation water, including the following:

American Water Works Association (AWWA) Water Main Pipe. We offer this product in diameters of 4” to 24”. During the manufacturing process, each piece of this AWWA pipe is filled with water and proof tested. This pipe is also used in fire protection and carries the listing of Factory Mutual and Underwriters Laboratories (UL).

AWWA Service Connection Pipe. We offer this product in diameters of ½” to 2”. A completely corrosion free system is in place when this polyethylene service line is connected from a home to a PVC water main. This product is in compliance with the ANSI/National Sanitation Foundation (NSF) Standard 61 – Health Effects to assure delivery of clean, safe water.

American Society for Testing and Materials (ASTM) PVC Pressure Pipe. Manufactured in diameters of ½” to 24” in a series of pressure ratings from 63 pounds to 315 pounds, this product delivers the water to grow crops and beautify parks, golf courses and homes.

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

For many of the same reasons that plastic pipes are the materials of choice for pressure piping systems, PVC pipe is used in non-pressure applications. We service homes and industry through the production of non-pressure pipes to carry sewage, electrical power, fiber optics and telecommunications.

ASTM Drain, Waste and Vent (DWV) Pipe. This PVC DWV pipe is used inside the home to drain wastewater and vent the plumbing system. We manufacture this product up to 6” in diameter from either a solid wall construction, or a construction that layers solid walls around a cellular core. This ASTM coex cellular core pipe is very tough while having a lighter weight.

ASTM Gravity PVC Sewer Pipe. Sewer pipe is used to transport wastewater from residential and commercial buildings to a treatment plant. Manufactured in diameters from 4” through 24”, our products are found leaving the home and entering the collection system of the sewage treatment plant. We believe our belled and gasketed pipe is the most popular product in the nation for this purpose.

ASTM PVC Pipe with Recycle Content. We sponsored an ASTM Standard, which specifies a three-layer construction having the center layer made of recycled PVC. This pipe is sold as drainpipe, gravity sewer pipe and for removing methane gas from landfills.

Underwriters Laboratories Electrical Conduit. We manufacture a complete line of PVC heavy wall electrical conduit in diameters of ½” through 6”and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

ASTM Utility Duct. Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

PW Poly PE Pipe

Our pressure and non-pressure PW Poly PE pipe products consist of ½-inch to 6-inch PE pipe and tubing for applications in the building, municipal water distribution, municipal sewage collection, irrigation, natural gas, fiber optic, power distribution and telecommunications industries. Below are descriptions of our primary PE pipe products and their applications.

A major use of PE pipe is transporting water under pressure. We manufacture and distribute many pressure PE pipe products for the transporting of drinking and irrigation water, including the following:

ASTM PE Pressure Pipe. We offer a broad product line, which assures the customer the product of choice for its specific application. Polyethylene pressure pipes are manufactured from high quality PE 2406 and PE 3408 for irrigation. To complete the system, sprinkler pipe and drip tube is manufactured using a linear low-density PE resin.

ASTM PE Pipes for Special Applications. Polyethylene’s unique properties produce valuable products for applications in mining, chemical transport and closed-loop ground coupled heat pump systems. We believe our Eagle Pure-Core Blue® and Eagle Geo-Flo® are recognized leaders in the marketplace. We also produce Eagle Tri-Stripe® for natural gas distribution in diameters from ½” to 6”.

We also manufacture and sell PE Fiber Optic Pipe for use in non-pressure applications. We manufacture coiled PE duct pipe in diameters of 2” through 6” in lengths up to 5,000 feet. The pipe is color-coded and available with various features including a form that can be plowed directly into the ground. To complete the system, fiber optic pipe with the same color-codes as PE is offered in PVC.

Marketing and Customers

We market our PWPipe and PW Poly products through a combination of independent sales representatives, company salespersons and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market extends west of the Ohio and Mississippi rivers and includes Hawaii, Alaska and a minimal amount of shipments to selected foreign countries. Our sales representatives sell both PE and PVC products in their respective geographic areas.

Our marketing strategy focuses on providing high quality products and responsive customer service. We believe PWPipe and PW Poly products enjoy wide acceptance and recognition.

We offer a wide variety of warranty programs on our products. These warranties cover failures in pipe or tubing due to defects in material or workmanship. Generally, warranties are for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

Our customers consist primarily of wholesalers and distributors. We have a broad and diverse group of customers. No customer accounted for more than 7% of our net sales in 2002 and 6% in 2001.

Competition

The plastic pipe industry is highly fragmented and competitive, due to the large number of producers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope and the principal methods of competition are a combination of price, service, warranty and product performance. We compete not only against other PVC and PE plastic pipe manufacturers, but also against ductile iron, steel, concrete and clay pipe producers. Although we believe we have lessened the commodity nature of our business through our brand name pipe products, pricing pressure has effected our operating margins and will continue to in the future.

Manufacturing and Supply Sources

Manufacturing is performed at our facilities in Cameron Park, Perris and Visalia, California; Hastings, Nebraska; Eugene, Oregon; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a manufacturing facility in Phoenix, Arizona, which is currently in an idled status until business conditions warrant its reopening. We strive to use high quality raw materials, as well as manufacturing techniques and machinery that incorporate many of the newest extrusion technologies.

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

We acquire our PVC and PE resins in bulk, mainly by rail car, from various sources. During the years ended December 31, 2002, 2001, and 2000, purchases of raw materials from two vendors totaled 79%, 77% and 87% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. However, the loss of a key supplier could have a significant impact on our business.

Business Seasonality

Due to general weather constraints in the geographic markets in which we operate, the demand for our products tends to be seasonal. As a result, we experience fluctuations in sales, accounts receivable and inventory levels during the year.

Backlog

We strive to keep delivery lead times to a minimum in order to meet customer requirements, thus minimizing backlog. Our backlog on March 14, 2003, was approximately $10.3 million of plastic pipe compared to $11.4 million on March 20, 2002. Backlog decreased $1.1 million due to our ability to meet customer demand with sufficient inventory levels.

Employees

We have approximately 706 employees, 60 of who are in administration, 49 in sales and shipping and 597 in manufacturing. Except for our production and maintenance employees at the Buckhannon, West Virginia facility (see “Recent Acquisition of Uponor ETI Company”), none of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 2.     PROPERTIES

Our executive offices and operating headquarters are located in leased office space in Minneapolis, Minnesota and Eugene, Oregon, respectively. Our manufacturing and warehouse facilities are located in Phoenix, Arizona; Cameron Park, Visalia and Perris, California; Hastings, Nebraska; Eugene and Baker City, Oregon; West Jordan, Utah; and Tacoma and Sunnyside, Washington. We both own and lease portions of our facilities in Hastings, Nebraska and lease our manufacturing facility in Eugene, Oregon. We lease our operating headquarters in Eugene, Oregon and manufacturing plants in Perris, California; West Jordan, Utah; and Tacoma, Washington pursuant to a long-term lease agreement (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the financial statements under Item 8.). We own the facilities in Phoenix, Arizona; Cameron Park, and Visalia, California; Baker City, Oregon; and Sunnyside, Washington.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The operating manufacturing facilities, as currently equipped, are operating at approximately 94% of capacity. This capacity calculation does not include our Phoenix, Arizona facility, which is currently in an idled capacity until business conditions warrant its reopening.

ITEM 3.     LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the Nasdaq Stock Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2002 and 2001:

	High	Low
Year ended December 31, 2002:
First Quarter	$6.10	$3.69
Second Quarter	7.15	5.56
Third Quarter	6.50	3.15
Fourth Quarter	5.01	2.95
Year ended December 31, 2001:
First Quarter	$9.06	$6.81
Second Quarter	10.22	6.53
Third Quarter	6.53	2.72
Fourth Quarter	4.60	2.86

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 14, 2003, there were 7,115,950 shares of common stock outstanding held by approximately 1,401 shareholders of record and approximately 2,610 shareholders in street name. Common stock outstanding increased 113,000 shares during the first quarter of 2003 due to the exercise of 105,000 currently exercisable stock options and a restricted stock grant of 8,000 shares to an officer of the Company.

We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain future earnings, if any, for operations and does not intend to pay common stock dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPANSATION PLANS

The following table reflects certain information about our equity compensation plans as of December 31, 2002.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	1,052	$3.30	340
Warrants	2,060	0.01	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,112	$1.12	340

ITEM 6.     SELECTED FINANCIAL DATA

PW EAGLE, INC.

SUMMARY OF OPERATIONS

(in thousands, except for per share amounts)

Years ended December 31	2002	2001	2000	1999[1]	1998
Net sales	$251,275	$246,130	$343,974	$153,950	$74,007
Gross profit	45,479	26,471	87,358	43,465	16,318
Operating expenses	33,791	34,504	41,263	24,797	12,110
Operating income (loss)	11,688	(8,033)	46,095	18,668	4,208
Interest expense	11,001	11,775	13,655	5,125	2,350
Other (income) expense, net	(257)	377	2,596	1,599	(84)
Income (loss) before income taxes and extraordinary loss	944	(20,185)	29,844	11,944	1,942
Extraordinary loss on debt prepayments	—	—	—	—	(656)
Net income (loss)	571	(12,856)	18,218	14,562	1,132

Net income (loss) applicable to common stock	571	(12,856)	18,218	13,161	329

Basic earnings (loss) per common share:
Income (loss) before extraordinary loss	$0.09	$(1.80)	$2.34	$1.88	$0.15
Extraordinary loss	—	—	—	—	(0.10)

Net income (loss)	$0.09	$(1.80)	$2.34	$1.88	$0.05

Diluted (loss) earnings per common share:
Income (loss) before extraordinary loss	$0.06	$(1.80)	$1.72	$1.48	$0.14
Extraordinary loss	—	—	—	—	(0.09)

Net income (loss)	$0.06	$(1.80)	$1.72	$1.48	$0.05

Average number of common shares outstanding:
Basic	6,717	7,139	7,778	6,998	6,670
Diluted	9,376	7,139	10,592	9,812	7,165

FINANCIAL POSITION (in thousands)
December 31	2002	2001	2000	1999	1998
Working capital	$13,620	$(1,431)	$19,459	$1,735	$(1,964)
Total assets	133,402	137,410	158,379	167,787	49,479
Long-term and subordinated debt and financing lease obligation, net of current portion	58,725	53,724	55,568	64,252	10,583
Stock warrants	—	—	5,887	5,887	—
Redeemable preferred stock	—	—	—	—	10,000
Stockholders’ equity	25,919	24,259	41,979	22,058	7,803

1    Includes operations of PWPipe from September 16, 1999, the date of acquisition.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from our statements of operations as percentages of net sales:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.9	89.3	74.6
Gross profit	18.1	10.7	25.4
Operating expenses	13.4	14.0	12.0
Operating income (loss)	4.7	(3.3)	13.4
Non-operating expenses	4.3	4.9	4.7
Income (loss) before income taxes	0.4	(8.2)	8.7
Income tax expense (benefit)	0.2	(3.0)	3.4
Net income (loss)	0.2%	(5.2)%	5.3%

We posted net sales of $251 million in 2002, increasing 2% from 2001 to 2002 and net sales of $246 million in 2001, decreasing 28% from 2000 to 2001. Average product prices increased less than 1% and pipe pounds sold increased 2%, resulting in the increase in net sales in 2002 compared to 2001. Reduced product prices because of an industry wide oversupply of finished goods, and reduced raw material costs were the major causes of the decrease in net sales in 2001compared to 2000. Average pipe prices decreased by 27% from 2000 to 2001. Pipe pounds sold decreased less than 1% in 2001 as compared to 2000 and had no material effect on the change in net sales.

Gross profit, as a percent of net sales, increased by 7.4% in 2002 as compared to 2001. Gross profit percentage increased during the first nine months of 2002 due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased in the first seven months of 2002 due to a strong demand for resin and increasing raw material costs. The strong demand for pipe in the first six months of 2002 allowed us to increase pipe prices at a greater rate than resin prices, thereby increasing our gross profit percentage. A decrease in PVC resin and pipe prices in the second half of 2002 due to a weak economy resulted in a decrease in gross profit percentage in the fourth quarter of 2002. This offset some, but not all, of the gains achieved in gross profit percentage in 2002 as compared to 2001. In addition, the cost reduction measures taken in the second half of 2001 have reduced our cost of goods sold, further enhancing our gross profit. Gross profit as a percent of net sales decreased by 14.7% in 2001 as compared to 2000. Adverse economic conditions originating in the second half of 2000, continued to negatively affect our results of operations in 2001. During the second half of 2000, a weakened demand for pipe related to the weakened economy, and decreasing PVC resin and pipe prices, decreased our gross profits. Decreased pipe and resin prices resulted in a lower of cost or market adjustment at year-end reducing pipe inventory by $2.1 million and $4.8 million in 2001 and 2000, respectively. The demand for pipe was further reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices. During 2001, the supply of pipe and PVC resin continued to be greater than demand for pipe and PVC resin. These continuing oversupply conditions caused PVC resin and pipe prices to drop throughout the year, resulting in further decreases in gross profits.

Operating expenses as a percentage of net sales decreased by 0.6% in 2002 as compared to 2001. The decrease is primarily the result of restructuring costs of $1.2 million incurred in the third quarter of 2001. The increase in operating expenses as a percentage of net sales in 2001 as compared to 2000 is the result of decreased net sales in combination with certain fixed operating expenses. Actual 2001 operating expenses, including the $1.2 million restructuring cost recorded in the third quarter, have decreased by $6.8 million, or 16%, as compared to operating expenses in 2000.

The decrease in non-operating expense in 2002 is primarily attributable to a decrease in interest rates for the unhedged portion of debt, a reduction in the balance of the Revolving Credit Facility and continued payments on the long-term debt. The actual decrease in non-operating expenses in 2001 as compared to 2000 of $4.1 million or 25% is primarily attributable to a decrease in the interest rates for the unhedged portion of the debt, continued payments on the long-term debt and the absence of expenses totaling $2.8 million related to a change in estimate to terminated acquisition costs recorded in 2000. These expense savings were partially offset by an increase in the Revolver Credit balance of our Senior Credit Facility due to the repurchase of stock in connection with our modified “Dutch Auction” completed in the second quarter of 2001, as well as a loss resulting from the write-off of non-productive assets in the fourth quarter of 2001.

The income tax provision (tax benefit) for the twelve months ended December 31, 2002 and 2001 were calculated based on management’s estimates of the annual effective tax rate for the year. The annual effective tax rate for 2002 reflects our statutory federal and applicable state tax rates of approximately 39.5%, up from 36.3% in 2001. The 2001 rate was impacted by rate increases in certain states in which we operate, offset by an adjustment of accruals associated with certain tax contingencies.

Liquidity and Capital Resources

On February 28, 2002, we entered into amended loan agreements with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes, and completed a sale-leaseback transaction for certain of our manufacturing facilities and the Eugene office building. In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. As a result of these transactions, principal payments under the revised Senior Credit Facility were reduced to $2.9 million annually, with principal payments on Term Note A due in quarterly installments of $0.7 million beginning March 31, 2002. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the February 2002 sale of certain assets, were used to reduce Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million.

On September 30, 2002, we entered into a revised financing agreement with the lenders of our Senior Credit Facility and an amended agreement with holders of the Senior Subordinated Notes. Under the terms of the agreements, the Company increased the amount of its Senior Term Loan from $15.2 million to $18.0 million and decreased the annual principal payments from $2.9 million to $2.6 million. The proceeds of $2.8 million from the revision of the Senior Term Loan were used to pay down the Revolving Credit Facility to $8.0 million. Changes to certain provisions in the borrowing base calculation of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. The Company incurred $0.2 million in additional financing costs to complete these transactions which were capitalized and will be amortized over the life of the respective loans. Under the amended agreement, the term of the Senior Credit Facility was extended by one year to September 2005 and the interest rates were reduced by 0.25%.

The Company’s obligations at December 31, 2002 under various long-term debt arrangements, including the 2002 sale-leaseback transaction accounted for as a financing obligation, operating leases and other arrangements are summarized in the following table:

Scheduled Contractual Obligations	Total	2003	2004	2005	2006	2007	After 5 Years

Term Note	$17,350	$2,600	$2,600	$12,150	$—	$—	$—
Senior Subordinated Notes	30,870	—	—	10,290	10,290	10,290	—
Financing lease obligation	31,254	1,651	1,651	1,651	1,651	1,651	22,999
Operating leases	3,280	851	681	312	317	323	796
Other notes	330	330	—	—	—	—	—

	$83,084	$5,432	$4,932	$24,403	$12,258	$12,264	$23,795

At December 31, 2002 the Company had a contingent liability for standby letters of credit totaling $2.2 million that are issued and outstanding. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility. No amounts were drawn on these letters of credit as of December 31, 2002.

Our Senior Credit Facility includes a revolving credit facility with an availability of $40 million, increasing to $45 million between February and May of each year, through September 2005.

Cash provided by operating activities was $55,000 in 2002, compared to $14.1 million and $35.4 million in 2001 and 2000, respectively. In addition to net income of $0.6 million, the primary sources of cash in 2002 were non-cash expenses of $13.2 million and a federal tax refund of $4.9 million, offset by $18.6 million of increases in working capital needs. Working capital increased $15.0 million from the prior year to $13.6 million in 2002.

Investing activities provided $0.6 million in 2002 and used $3.1 million and $9.4 million in 2001 and 2000, respectively. In 2002, we sold our Hillsboro manufacturing facility and certain equipment for $1.4 million, which was partially offset by capital expenditures of $0.8 million. The primary use of cash in 2001 and 2000 was capital improvements, including the 2000 purchase of a manufacturing facility and related equipment in Phoenix, Arizona. Fiscal 2002 capital expenditures of $0.8 million were held to minimum required levels and are not representative of our annual requirements. Fiscal 2001 capital expenditures of $3.4 million reflect a spending program more consistent with our recurring replacement needs.

Financing activities used $1.0 million in 2002. In addition to the previously discussed revisions to our Senior Credit Facility, we entered into a sale-leaseback transaction, which generated $13.4 million in proceeds. The proceeds were used to reduce the term debt by $8.8 million. The remaining proceeds of approximately $4 million were used to pay down the Revolving Credit Facility. Financing activities used cash of $11.3 million and $27.8 million in 2001 and 2000, respectively. In 2001, $11.8 million provided from the Revolving Credit Facility and $9.2 million provided from operating activities was used to repay $10.0 million in long-term debt and fund the repurchase of approximately $11 million of our common stock.

As described above, the Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a financing lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The financing lease includes certain financial covenants and requires the company to maintain an irrevocable letter of credit equal to one year’s lease payments. The company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the company does not terminate the lease, the lease will automatically renew for a term of 10 years.

We had commitments for capital expenditures of $0.2 million at December 31, 2002, which we intend to fund from our Revolving Credit Facility.

We announced a restructuring plan on July 26, 2001 to align our operations with market conditions. The restructuring plan included an 11% reduction to our workforce, permanently closing our Hillsboro manufacturing facility, temporarily closing our Phoenix, Arizona facility, and initiating focused cost reduction programs across the Company. By December 31, 2001, we paid out approximately $0.8 million in severance payments to 93 employees, with a remaining balance owing of $0.4 million to be paid in contracts extending through April 2004. We believe the restructuring plan will provide us with annual cost savings in excess of $8 million, the majority of which will occur in reduced manufacturing costs. (See “Future Outlook and Risks to Our Business.”)

On August 1, 2000, we completed the acquisition of a 41,000 square foot PVC pipe manufacturing facility in Phoenix, Arizona and certain related production equipment located in the facility from Uponor ETI Company (Uponor). As part of our restructuring plan discussed in the preceding paragraph, we temporarily ceased operations at the Phoenix facility and are maintaining the plant in an idled status. We have long been active in the Phoenix market, servicing it primarily from our facilities in southern California. The acquisition of this facility will enable us to better serve our customers throughout the Southwest. While the production volume for 2001 of 10 million pounds was only 35% of plan, we expect production from the Phoenix facility will grow to approximately 65 million pounds as market conditions warrant to match that of our other facilities after completion of planned capital improvements. Total capital expenditures, including the purchase price, as well as the procurement of additional equipment are expected to total $13.0 million upon completion of the facility, of which $6.2 million had been incurred through

December 31, 2001. We intend to fund this expansion from operating profits, and if needed, from our revolving credit facility.

On May 26, 2000, we received a $1.2 million settlement payment for “lost profits or business-related economic harm” from an action brought by us against certain responsible parties. This action was associated with environmental contamination to our Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by us. This property was acquired as part of our September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the payment was netted against litigation costs incurred in fiscal 2000. We are not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

RECENT ACQUISITION

On March 14, 2003, we acquired (the “Acquisition”) all of the stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finnish company. In connection with the acquisition, we formed a wholly owned subsidiary. We merged the wholly owned subsidiary into Uponor which changed its name to Extrusion Technologies, Inc.

ETI is a technology based manufacturer of polyvinyl chloride (PVC) pipe primarily for municipal engineering applications. ETI utilizes proprietary processes or designs which result in superior strength to weight characteristics relative to competitive products. In addition to its PVC pipe products, ETI also manufactures plastic water meter boxes for residential and commercial applications through its wholly owned subsidiary, Mid-States Plastics, Inc. ETI operates production facilities in Texas, West Virginia, Missouri and Kentucky, from operating headquarters in Denver, Colorado. The acquisition of ETI allows for differentiation of products in a competitive commodity business and expands the geographic markets served by the Company.

The purchase price for ETI was approximately $28 million, of which $22 million was paid at closing. A working capital adjustment reduced the purchase price by approximately $2.5 million. Also, included in the purchase price are transaction costs of $0.6 million and royalties to be paid by ETI of $8 to $12 million over the next eight years, based on the sales of specific products. The Acquisition will be accounted for as a purchase business combination but has not been included in the 2002 statement of earnings as the acquisition took place after the end of fiscal 2002. The initial purchase price will be allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values, comprised of net current assets of $9.3 million, property, plant and equipment of $18.6 million, various intangible assets totaling $3.7 million and net deferred tax liabilities of $3.6 million.

The Acquisition was financed by an equity contribution from PW Eagle to ETI of $7 million, drawn from PW Eagle’s Revolving Credit Facility, a new $5 million Term Note drawn under ETI’s new financing facility and a $10 million advance drawn from ETI’s new Revolving Credit Facility. ETI will be operated as a stand-alone wholly owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guarantees or cross defaults.

In connection with the Acquisition, ETI entered into a Senior Credit Facility consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of .5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation, and amortization) minus non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of the date of Acquisition, there are no outstanding Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures as well as other customary covenants, representations, warranties, and funding conditions. ETI is also required under the covenants to enter into a fixed rate agreement by April 1, 2003 with a minimum notional amount of $2,500,000. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable on October 1, 2004. However, exercise is subject to the occurrence of certain events associated with a change in control of the Company, as defined, that may either delay exercise or effectively cancel the warrants. The warrants expire March 14, 2013 unless earlier terminated.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 3, 7 and 7A of this Report on Form 10-K and the President’s letter to shareholders in connection with our 2002 Annual Meeting of Shareholders regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 14, 2003 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our industry and business.

Forward Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe and we recognize that our business is tied to economic cycles. GDP increased by 2.4% in 2002, a significant improvement over the 0.3% increase in 2001. Because PVC producers and pipe producers began 2002 with low finished goods inventories and GDP has improved, we believe the demand for PVC pipe and PVC resin was greater than supply during the first half of the year. We also believe that some of the demand for PVC pipe during the second quarter was the result of our customers increasing their inventory levels. Distributors began to decrease inventories during the second half of the year in anticipation of lower prices. However, in the second half of the fourth quarter PVC resin producers announced price increases for January 1, 2003 and pipe producers announced pipe price increases to reflect these increased raw material costs. As a result, distributors increased their purchases over normal seasonal levels during the second half of the 2002 fourth quarter.

In spite of increased purchases by distributors in the latter part of 2002, we believe inventory levels of PVC pipe and PVC resin were relatively low at the end of 2002, making it likely that the demand for PVC pipe and PVC resin will be greater than supply during the first half of 2003, providing there is moderate growth in the economy.

In addition, the production of PVC may be limited by the availability of chlorine, a major raw material component of PVC resin. Chlorine capacity could be limited due to the closure of several chlorine manufacturing plants, and, to our knowledge, no significant capacity has been added. This combination of industry conditions could lead to increased product pricing and increased margins in 2003.

Demand for PVC resin was strong in the first half of 2002 and PVC resin producers implemented increases totaling fourteen cents per pound during the first seven months of the year. Pipe producers implemented several pipe price increases during the same period in response to these resin price increases. During the final four months of 2002, PVC resin prices decreased by three cents per pound in response to a weakening demand for PVC resin. During the same four months, PVC pipe prices decreased at a greater rate than PVC resin prices.

In response to increasing demand and relatively fixed current production capacity, pipe producers have implemented and announced several pipe price increases in response to resin price increases announced for the first four months of 2003. We believe these pipe price increases will have a positive impact on our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for plastic pipe of three percent or greater in 2003. The actual growth rate may be less than or greater than three percent based on short-term economic conditions. We have historically been, and expect in the future to be, able to grow at rates in excess of the industry average annual growth rate, due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

In response to the reduction in the price of PVC resin and demand for our products in 2001, we implemented operational and financial restructuring plans. In July of 2001, we announced an operational restructuring plan in response to the existing unfavorable PVC resin and PVC pipe price and poor economic conditions. We permanently closed and sold the Hillsboro, Oregon production facility, and temporarily suspended operations of the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity. In the first quarter of 2002, we decreased our operating expenses, eliminating non-essential costs, and increased our production efficiencies. We also successfully completed our financial restructuring plan. Elements of the plan included a $13.6 million real estate sale-leaseback financing transaction, the sale of our Hillsboro, Oregon facility and certain equipment for approximately $1.3 million and the revision of our lending agreements.

We believe that the operational restructuring we completed in 2001 and the financial restructuring we completed in February 2002 and September 2002 have positioned the Company for continued viability and future success. We believe that these restructurings will allow us to meet our fixed charges even if the unfavorable economic conditions that we faced in 2001 return.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During the first seven months of 2002, PVC resin producers implemented PVC price increases totaling fourteen cents per pound. During the last four months of 2002, PVC prices decreased by three cents per pound due to a decrease in demand for PVC. In response to increasing demand and relatively fixed current production capacity, PVC resin producers implemented a two-cent per pound price increase for January 2003 and a two-cent per pound price increase for February 2003. In addition, price increases of two-cents per pound in March 2003 and four-cents per pound in April 2003 have been announced.

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001 a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2001 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although these two facilities have subsequently been purchased by two PVC producers, we do not expect this idled capacity to re-start in 2003. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of almost $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000, to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.40 per pound in February 2003.

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

We financed our purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. On September 30, 2002 we modified our financing agreement with the lenders of our Senior Credit Facility. Changes to certain provisions of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6 million. The maximum amount available under the Revolving Credit Facility was increased from $40 to $45 million between February and May of each year. We increased the amount of the Senior Term Loan from $15.2 million to $18.0 million. We used these proceeds to pay down the Revolving Credit Facility to $8.0 million. However, even with the revisions made to the Senior Credit Facility and the Senior Subordinate Notes, our ability to service our debt remains sensitive to an increase in interest rates. Interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. See ITEM 7A. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded a lower of cost or market adjustment in the fourth quarter of 2002 and 2001 reducing pipe inventory values by $0.05 and $2.1 million, respectively. A change in this management estimate would impact cost of goods sold and the inventory carrying value.

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

Insurance Liability

We self-insure our employees for health and dental related claims and record a claims liability based on claims history. The liability is based on external analysis of our historical claim activity and reporting trends. While management believes that the insurance liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

Worker’s Compensation Liability

We maintain an insurance liability for incurred and not paid and incurred but not reported employee related injuries. The liability is based on external analysis of our historical claim activity and reporting trends. While management believes that the worker’s compensation liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

Warranty Liability

The provision for expenses related to product warranty is reviewed regularly. Warranty liabilities are estimated using historical information on the frequency and average cost of warranty claims. Management studies trends of warranty claims to improve pipe quality, pipe installation techniques and minimize future claims. While management believes that the warranty liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2002. The Company completed its transitional impairment testing during the second quarter of fiscal 2002. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142 or the annual testing completed in the third quarter of 2002. The effect of the change in accounting during the year ended December 31, 2002 was to increase net income by approximately $68,000, net of tax, or $.01 per diluted share. The amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the new method of accounting had been in effect in the prior periods.

(in thousands, except per share amounts)

	2002	2001	2000
Net income (loss):
As reported	$571	$(12,856)	$18,218
Effect of goodwill amortization	—	71	68

As adjusted	$571	$(12,785)	$18,286

Basic earnings per share:
As reported	$.09	$(1.80)	$2.34
Effect of goodwill amortization	—	.01	.01

As adjusted	$.09	$(1.79)	$2.35

Diluted earnings per share:
As reported	$.06	$(1.80)	$1.72
Effect of goodwill amortization	—	.01	.01

As adjusted	$.06	$(1.79)	$1.73

There have been no changes in the carrying amount of goodwill for the year ended December 31, 2002. There have been no changes in the carrying amount of goodwill for the year ended December 31, 2001, other than the annual amortization of $0.1 million.

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

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations. This standard also broadens the presentation of discontinued operations to include disposals of assets below the segment level.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company’s quarter ended March 31, 2003. The Company previously adopted the provisions for product warranties and are disclosed in footnote 4 together with a summary of stand by letters of credit. These letters of credit guarantee payment to third parties in the event the Company is unable to pay its obligations in a timely manner.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have adopted the disclosure provisions effective for the year ended December 31, 2002. We will continue to report stock based compensation in accordance with APB 25 and provide pro forma disclosure in a tabular format for any period for which an income statement is presented.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on $32.4 million of outstanding variable interest-rate debt obligations at December 31, 2002. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated, as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $324,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $25 million, to hedge 50% of the outstanding Senior Term Notes for three years with a LIBOR rate of 6.46%. This fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter into another future fixed-rate agreement.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and the Board of Directors

of PW Eagle, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 46 present fairly, in all material respects, the financial position of PW Eagle, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 6, 2003, except for Note 17, as to which the date is March 14, 2003

PW EAGLE, INC.

STATEMENT OF OPERATIONS (in thousands, except for per share amounts)

Years ended December 31,	2002	2001	2000
Net sales	$251,275	$246,130	$343,974
Cost of goods sold	205,796	219,659	256,616

Gross profit	45,479	26,471	87,358

Operating expenses:
Selling expenses	24,559	24,725	28,168
General and administrative expenses	9,232	8,612	13,290
Nonrecurring items	—	1,167	(195)

	33,791	34,504	41,263

Operating income (loss)	11,688	(8,033)	46,095

Other expenses (income):
Interest expense	11,001	11,775	13,655
Other (income) expense, net	(257)	377	(249)
Nonrecurring items	—	—	2,845

	10,744	12,152	16,251

Income (loss) before income taxes	944	(20,185)	29,844

Income tax expense (benefit)	373	(7,329)	11,626

Net income (loss)	$571	$(12,856)	$18,218

Earnings (loss) per share:
Basic	$0.09	$(1.80)	$2.34
Diluted	$0.06	$(1.80)	$1.72

Shares used in earnings (loss) per share calculation:
Basic	6,717	7,139	7,778
Diluted	9,376	7,139	10,592

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

BALANCE SHEET (in thousands, except for shares and per share amounts)

At December 31,	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$337	$624
Accounts receivable, net	19,202	12,918
Inventories	38,917	33,390
Deferred income taxes	1,455	2,033
Income taxes receivable	—	4,156
Other current assets	650	1,250

Total current assets	60,561	54,371

Property and equipment, net	58,899	67,827
Goodwill	3,651	3,651
Other assets	10,291	11,561

Total assets	$133,402	$137,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$15,036	$27,996
Current maturities of long-term debt	3,027	3,595
Accounts payable	9,344	16,145
Book overdraft	10,310	—
Accrued liabilities	9,224	8,066

Total current liabilities	46,941	55,802
Other long-term liabilities	1,817	3,625
Long-term debt, less current maturities	14,750	24,271
Financing lease obligation, less current maturities	13,105	—
Senior subordinated debt	30,870	29,453

Total liabilities	107,483	113,151

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock, $.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,296	5,887
Common stock, par value $.01 per share; authorized 30,000,000 shares; issued and outstanding 7,002,950 and 6,886,625 shares, respectively	70	69
Class B common stock, par value $.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—
Additional paid-in capital	30,488	29,757
Unearned compensation	(920)	(434)
Notes receivable from officers and employees on common stock purchases	(835)	(1,039)
Accumulated other comprehensive income (loss)	74	(156)
Retained earnings (accumulated deficit)	(9,254)	(9,825)

Total stockholders’ equity	25,919	24,259

Total liabilities and stockholders’ equity	$133,402	$137,410

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series A Preferred Stock	Stock Warrants	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 1999	$38	$—	$77	$39,013	$(587)	$(1,296)	$—	$(15,187)	$22,058

Net income	—	—	—	—	—	—	—	18,218	18,218
Stock grant	—	—	—	14	(14)	—	—	—	—
Conversion of preferred stock to common stock	(38)	—	1	37	—	—	—	—	—
Common stock issued:
Options exercised	—	—	3	934	—	—	—	—	937
Non-qualified stock options tax benefit	—	—	—	143	—	—	—	—	143
Payments received on notes receivable	—	—	—	—	—	115	—	—	115
Compensation expense	—	—	—	380	128	—	—	—	508

Balance at December 31, 2000	—	—	81	40,521	(473)	(1,181)	—	3,031	41,979

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(12,856)	(12,856)
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	—	—	—	—	(132)	—	(132)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	(106)	—	(106)
Unrealized gain on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	82	—	82

Other comprehensive loss									(156)

Comprehensive loss									(13,012)
Stock warrants	—	5,887	—	—	—	—	—	—	5,887
Common stock repurchases	—	—	(12)	(10,975)	—	—	—	—	(10,987)
Common stock issued:
Options exercised	—	—	—	7	—	—	—	—	7
Company sponsored programs	—	—	—	196	(85)	(77)	—	—	34
Non-qualified stock options tax benefit	—	—	—	8	—	—	—	—	8
Payments received on notes receivable	—	—	—	—	—	219	—	—	219
Compensation expense	—	—	—	—	124	—	—	—	124

Balance at December 31, 2001	—	5,887	69	29,757	(434)	(1,039)	(156)	(9,825)	24,259

PW EAGLE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

(in thousands)

	Series A Preferred Stock	Stock Warrants	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	571	571
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	238	—	238
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	(8)	—	(8)

Other comprehensive income									230

Comprehensive income									801
Stock warrants issued (Note 7)	—	409	—	—	—	—	—	—	409
Common stock issued:
Options exercised	—	—	—	33	—	—	—	—	33
Company sponsored programs	—	—	1	748	(749)	—	—	—	—
Non-qualified stock options tax benefit	—	—	—	45	—	—	—	—	45
Payments received on notes receivable, net of settlement	—	—	—	(95)	—	204	—	—	109
Compensation expense	—	—	—	—	263	—	—	—	263

Balance at December 31, 2002	$—	$6,296	$70	$30,488	$(920)	$(835)	$74	$(9,254)	$25,919

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

STATEMENT OF CASH FLOWS (in thousands)

Years ended December 31,	2002	2001	2000
Cash flows from operating activities:
Net income	$571	$(12,856)	$18,218
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of land held for sale	—	—	(249)
(Gain) loss on disposal of fixed assets	(252)	409	54
Depreciation and amortization	8,958	9,463	8,363
Loss on impairment of assets	—	400	—
Amortization of debt issue costs, discounts and premiums	1,968	1,990	2,017
Receivable provisions	523	(80)	1,049
Inventory writedown to estimated market value	50	2,098	4,825
Deferred income taxes	1,057	(3,087)	4,977
Issuance of subordinated debt for interest payment	685	671	658
Non-cash compensation	255	206	508
Change in assets and liabilities:
Accounts receivable	(6,807)	5,407	6,864
Income taxes receivable (payable)	4,156	(632)	(3,376)
Inventories	(5,577)	8,903	(3,439)
Other current assets	(425)	11	(31)
Accounts payable	(6,801)	9,435	(9,896)
Accrued liabilities	1,054	(8,374)	4,347
Other	640	174	465

Net cash provided by operating activities	55	14,138	35,354

Cash flows from investing activities:
Purchases of property and equipment	(843)	(3,362)	(11,450)
Proceeds from property and equipment disposals	1,378	77	24
Proceeds from sale of land held for sale	—	—	940
Payments on notes receivable	112	219	87
Purchase price reduction, litigation recovery	—	—	1,000

Net cash provided by (used in) investing activities	647	(3,066)	(9,399)

Cash flows from financing activities:
Change in cash overdraft	10,310	(1,129)	(4,612)
Borrowings under revolving credit facility	251,584	276,991	346,357
Payments under revolving credit facility	(261,695)	(265,453)	(360,457)
Proceeds from financing lease obligation	13,352	—	—
Payment on financing lease obligation	(345)	—	—
Repayment of long-term debt	(13,035)	(10,041)	(10,033)
Payment of debt issuance costs/financing costs	(1,193)	(686)	—
Issuance of common stock under stock option plan	33	41	937
Common stock repurchases	—	(10,987)	—

Net cash used in financing activities	(989)	(11,264)	(27,808)

Net change in cash and cash equivalents	(287)	(192)	(1,853)
Cash and cash equivalents, beginning of year	624	816	2,669

Cash and cash equivalents, end of year	$337	$624	$816

The accompanying notes are an integral part of the financial statements.

PW EAGLE, INC.

NOTES TO FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

The Company—PW Eagle, Inc., a Minnesota corporation, manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, potable water and sewage transmission, and commercial and industrial plumbing. We distribute our products primarily west of the Ohio and Mississippi rivers, including Hawaii and Alaska, with minimal shipments to select foreign countries. The Company operated under the name of Eagle Pacific Industries, Inc. through June 15, 2000.

Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. The Company’s principal raw material used in production is PVC resin which is subject to significant market price fluctuations.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (shorter of asset life or lease term for leasehold improvements). Useful lives range from 10 to 30 years for buildings and improvements and 3 to 8 years for equipment and fixtures. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. The carrying value of property and equipment is evaluated for impairment based on historical and projected undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable.

Deferred Financing Costs—Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Assets Held for Sale—Assets held for sale are stated at the lower of cost or net realizable value. In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. The Company is currently in the process of selling the excess land. As a result of the restructuring initiated in 2001, the Company closed the Hillsboro production facility and relocated certain equipment to other production facilities within the Company. The Hillsboro land, building and equipment not relocated to other facilities were transferred from property and equipment to assets held for sale in 2001. In February 2002, the Hillsboro land, building and equipment were sold. Assets held for sale are stated at the lower of cost or net realizable value and are classified as non-current other assets in the balance sheet.

Goodwill—Goodwill has been recorded for the excess of the purchase price over the fair value of net assets acquired in acquisitions and was, prior to January 1, 2002, being amortized using the straight-line method over 40 years. The carrying value is evaluated for impairment on an annual basis and whenever events and circumstances indicate a potential impairment may exist. Impairment is evaluated based on historical and projected undiscounted cash flows.

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

Revenue Recognition—Revenue is recognized upon shipment to customers, primarily with FOB shipping point terms. Provisions are made for sales discounts and allowances at the time product sales are recognized based on historical experience and the terms and conditions of sales incentive agreements. Shipping and handling costs associated with product sales are classified as a component of selling expenses and amounted to $15.8 million, $15.8 million and $15.7 million for the years ending December 31, 2002, 2001 and 2000, respectively.

Product Warranty—The Company’s products are generally under warranty against defects in material and workmanship for a period of one year; however, one of the Company’s products has a 50-year warranty and another has a lifetime warranty for as long as the original purchaser owns the property where this product was originally installed. The Company has established a warranty accrual for its estimated future warranty costs using historical information on the frequency and average cost of warranty claims.

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

Earnings Per Share—Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive shares relating to stock options, warrants and restricted stock.

Comprehensive Income—Components of comprehensive income for the Company include net income, the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in fair market value of the financial instrument designated as a hedge of interest rate exposure and changes in the fair market value of securities in the non-qualified deferred compensation plans. These amounts are presented in the Statements of Changes in Stockholders’ Equity and Comprehensive Income. As no items of other comprehensive income occurred during the year ended December 31, 2000, comprehensive income is the same as net income as reported for fiscal 2000.

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

Had the Company used the fair value-based method of accounting to measure compensation expense for its stock-based compensation plans beginning in 1995 and charged compensation expense against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

	2002	2001	2000
Net income (loss) applicable to common stock, as reported	$571	$(12,856)	$18,218
Add: Stock-based employee compensation expense included in reported net income, net of tax	263	124	508
Less: Stock-based employee compensation expense under fair value-based method, net of tax	(604)	(532)	(829)

Proforma net income (loss) applicable to common stock	$230	$(13,264)	$17,897

Basic earnings per common share
As reported	$0.09	$(1.80)	$2.34
Pro forma	0.03	(1.86)	2.30
Diluted earnings per common share
As reported	$0.06	$(1.80)	$1.72
Pro forma	0.02	(1.86)	1.69

Note 10 to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $3.7 million as of December 31, 2002 and is included in non-current “Other assets” on the accompanying balance sheet. The Company completed its transitional impairment testing during the second quarter of fiscal 2002. The policy for the periodic testing for impairment was finalized with the completion of the transitional testing. No change was made to the carrying value of goodwill as a result of the adoption of SFAS No. 142 or the annual testing completed in the third quarter of 2002. The effect of the change in accounting during the year ended December 31, 2002 was to increase net income by approximately $68,000, net of tax, or $0.01 per diluted share. The amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the new method of accounting had been in effect in the prior periods.

(in thousands, except per share amounts):

	2002	2001	2000
Net income (loss):
As reported	$571	$(12,856)	$18,218
Effect of goodwill amortization	—	71	68

As adjusted	$571	$(12,785)	$18,286

Basic earnings per share:
As reported	$0.09	$(1.80)	$2.34
Effect of goodwill amortization	—	0.01	0.01

As adjusted	$0.09	$(1.79)	$2.35

Diluted earnings per share:
As reported	$0.06	$(1.80)	$1.72
Effect of goodwill amortization	—	0.01	0.01

As adjusted	$0.06	$(1.79)	$1.73

There have been no changes in the carrying amount of goodwill for the year ended December 31, 2002. There have been no changes in the carrying amount of goodwill for the year ended December 31, 2001, other than the annual amortization of $0.1 million.

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

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement will require long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell whether reported in continuing operations or in discontinued operations. This standard also broadens the presentation of discontinued operations to include disposals of assets below the segment level. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company’s quarter ended March 31, 2003. The Company has accruals for product warranties which are disclosed in Note 4 together with a summary of stand by letters of credit. These letters of credit guarantee payment to third parties in the event the Company is unable to pay its obligations in a timely manner.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have adopted the disclosure provisions effective for year ended December 31, 2002. The annual impact of a change to a fair value model has been disclosed in Note 1. The Company will continue to report stock based compensation in accordance with APB 25 and provide pro forma disclosure in a tabular format for any period for which an income statement is presented effective for periods ending after December 31, 2002.

2.    OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2002	2001
Accounts receivable
Trade receivables	$23,616	$16,809
Sales discounts and allowances	(4,414)	(3,891)

	$19,202	$12,918

Inventories
Raw materials	$8,770	$7,968
Finished goods	30,147	25,422

	$38,917	$33,390

Property and equipment
Land	$5,488	$5,488
Buildings and leasehold improvements	20,711	20,657
Machinery and equipment	59,149	58,955
Furniture and fixtures	2,761	2,767
Equipment components	3,490	4,148
Construction-in-progress	2,243	1,805

	93,842	93,820
Accumulated depreciation	(34,943)	(25,993)

	$58,899	$67,827

Other assets
Deferred financing costs, net of accumulated amortization of $4,109 and $2,893, respectively	$3,963	$3,349
Assets held for sale	1,447	1,447
Deferred income taxes	2,986	3,465
Other	1,895	3,300

	$10,291	$11,561

Accrued liabilities
Accrued payroll and benefits	$5,944	$3,453
Accrued interest	264	1,556
Self-insurance reserves	1,313	1,515
Restructuring	63	408
Other	1,640	1,134

	$9,224	$8,066

At December 31, 2002 and 2001, a writedown of $0.05 million and a $2.1 million, respectively, was recorded to reduce inventories to estimated market value.

The Company currently maintains the Phoenix, Arizona facility and related equipment with an approximate net book value of $3.5 million in an idled status. The facility and equipment are subject to on-going depreciation charges totaling approximately $0.7 million annually.

Included in assets held for sale, land, buildings and leasehold improvements above are the cost of land and buildings currently under a financing lease of $16.4 million and accumulated amortization of $2.1 million.

On May 26, 2000, the Company received a $1.2 million settlement payment for “lost profits or business-related economic harm” from an action brought by the Company against certain responsible parties. This action was associated with environmental contamination to the Company’s Tacoma, Washington property that resulted from releases occurring on adjacent property not owned by the Company. This property was acquired as part of the September 16, 1999 acquisition of PWPipe. Approximately $1.0 million of the settlement payment was, for financial reporting purposes, recorded as a retroactive reduction to the September 16, 1999 acquisition price of PWPipe since this represented the resolution of a preacquisition matter. The balance of the May 26, 2000 payment was netted against litigation costs incurred in 2000. The Company is not a party to proposed clean-up plans currently being structured between the State of Washington and the responsible parties.

Related Party Transaction: The Company has an arrangement with Spell Capital Partners, LLC under which the Company pays a monthly fee for office space and administrative support for two members of management and the Executive Committee of the Board of Directors. The Chief Executive Officer and the Chairman of the Board of Directors are both members of Spell Capital Partners, LLC. Administrative expense under this arrangement for the year ending December 31, 2002, 2001 and 2000 was $0.2 million.

The following provide supplemental disclosures of cash flow activity (in thousands):

	2002	2001	2000
Interest paid	$9,248	$8,027	$11,264
Income taxes (received) paid	(4,983)	(3,553)	10,317
Significant non-cash operating, investing and financing activities:
Preferred stock exchanged for common stock	—	—	38
Additional paid in capital-stock compensation	—	—	380
Deferred financing costs related to the sale-leaseback transaction (included in other current assets and financing lease obligation)	637	—	—
Issuance of warrants relating to recapitalization/acquisition	409	—	—
Tax benefits related to stock options	45	8	143
Cancel note receivable in exchange for common stock	(95)	—	—
Transfers to assets held for sale	—	1,762	—
Transfer of revolver debt to term debt	2,849	—	—
Issuance of common stock in exchange for notes receivable	—	78	—
Cancellation of restricted stock	(123)	(102)	—
Issuance of restricted stock	871	186	14

3.    FINANCING ARRANGEMENTS

On February 28, 2002, the Company entered into amended loan agreements with the lenders of our Senior Credit Facility and holders of the Senior Subordinated Notes, and completed a sale-leaseback transaction for certain of our manufacturing facilities and the Eugene office building. In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. As a result of these transactions, principal payments under the revised Senior Credit Facility were reduced to $2.9 million annually, with principal payments on Term Note A due in quarterly installments of $0.7 million beginning March 31, 2002. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

Proceeds from the sale-leaseback transaction, along with proceeds from the February 2002 sale of certain assets, were used to reduce Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million.

On September 30, 2002, the Company entered into a revised financing agreement with the lenders of its Senior Credit Facility and an amended agreement with holders of the Senior Subordinated Notes. Under the terms of the agreements, the Company increased the amount of its Senior Term Loan from $15.2 million to $18.0 million and decreased the annual principal payments from $2.9 million to $2.6 million. The proceeds of $2.8 million from the revision of the Term Loan were used to pay down the Revolving Credit Facility. Changes to certain provisions in the borrowing base calculation of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. Under the amended agreement, the term of the Senior Credit Facility was extended by one year to September 2005 and the interest rates were reduced by 0.25%.

Under the revised financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States. In response, management has implemented various cost reduction efforts and continues to focus on reducing costs in order to maintain compliance with its debt covenants. These efforts include the 2001 restructuring of operations, as well as the significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and sale-leaseback transaction completed in 2002, as discussed above.

The Company incurred $1.9 million in additional financing costs in 2002 to complete the above transactions. These financing costs were capitalized and will be amortized over the life of the respective debt using the effective interest method.

Current and long-term obligations at December 31, consisted of the following (in thousands):

	2002	2001
Term Note A	$17,350	$23,750
Term Note B	—	3,750
Senior Subordinated Notes	30,870	29,453
Financing Lease Obligation	13,202	—
Various installment notes payable	330	366

	$61,752	$57,319

Term Note A bears interest at a rate equal to the LIBOR plus 2.75%. The LIBOR rate at December 31, 2002 and 2001 was 1.5% and 2.125%, respectively. The Company was in violation of a financial covenant as of December 31, 2002. The Company’s lenders amended the financial covenants on February 11, 2003 to cure the covenant violation. Outstanding notes issued pursuant to the Revolving Credit Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2002, the Company had excess borrowing capacity of $20.2 million, which was based on available collateral, including eligible accounts receivable and inventory.

In 1999, the Company entered into Senior Subordinated Notes totaling $32.5 million ($26.4 million recorded amount net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock. Interest on the Senior Subordinated Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is accrued through the issuance of additional subordinated notes. Principal is due in three equal installments on September 20th of 2005, 2006 and 2007. The Senior Subordinated Notes provide for mandatory prepayment in the event of a change in control of the Company, as defined. A debt discount totaling $6.1 million was recorded upon the issuance of the Senior Subordinated Notes based on the collective estimated fair value of the Senior Subordinated Notes and warrants on the date issued. The discount is being amortized as a yield adjustment over the term of the notes using the effective interest method. The unamortized discount related to these notes was $3.8 million and $4.5 million at December 31, 2002 and 2001, respectively. For the years ending December 31, 2002, 2001, and 2000, $0.7 million of the discount was recognized as interest expense in the income statement.

As described above, the Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a financing lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to one year’s lease payments. The Company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the Company does not terminate the lease, the lease will automatically renew for a term of 10 years. In connection with this transaction, a warrant was issued to purchase 120,000 shares of Company common stock for $0.01 a share at any time through February 28, 2022. A debt discount totaling $409,000 has been recorded with the issuance of the warrant. The discount is being amortized using the effective interest method as a yield adjustment over the term of the lease. The unamortized discount relating to the financing lease obligation was $390,000 at December 31, 2002.

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2002, under terms of the revised loan agreements and sale-leaseback financing lease obligation are (in thousands):

	Senior and Subordinated Debt And other notes	Financing Lease Obligation	Total
2003	$2,930	$1,651	$4,581
2004	2,600	1,651	4,251
2005	22,440	1,651	24,091
2006	10,290	1,651	11,941
2007	10,290	1,651	11,941
Thereafter	—	22,999	22,999

Total scheduled cash payments	48,550	31,254	79,804
Less amounts representing interest	—	(18,052)	(18,052)

Total amounts classified as debt obligations at December 31, 2002	$48,550	$13,202	$61,752

The weighted average interest rate on all short-term borrowings for the years ended December 31, 2002 and 2001, was 4.61% and 6.75%, respectively.

Management estimates that the fair market value of borrowing under the Senior Credit Facility, Senior Subordinated Notes, and the financing lease obligation approximates the carrying value at December 31, 2002, as the applicable interest rates approximate current market rates.

4.    GUARANTEES

Product warranties: The Company’s products are generally guaranteed against defects in material and workmanship for one year. The product warranty liability is reviewed regularly by management to insure the Company’s warranty allowance is adequate based on frequency and average cost of historical warranty claims activity. Management studies trends of warranty claim activity to improve pipe quality and pipe installation techniques to minimize future claims activity.

(In thousands)

	2002	2001
Accrual for product warranties – beginning of year	$200	$225
Accruals for warranties issued during the year	73	99
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made during the year	(73)	(124)

Accrual for product warranties – end of year	$200	$200

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.2 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.2 million. No amounts were drawn on these letters of credit as of December 31, 2002.

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

In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation. In November 1999, under covenants of our Senior Credit Facility, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $25 million, to hedge 50% of the outstanding Senior Term Notes for three years with a LIBOR rate of 6.46%. This fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter into another fixed-rate agreement.

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

Future minimum lease payments at December 31, 2002, excluding CPI increases, are (in thousands):

2003	$851
2004	681
2005	312
2006	317
2007	322
Thereafter	797

$3,280

Rent expense under all operating leases was $944,000, $918,000 and $852,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.    PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANTS

On September 20, 1999, as part of the issuance of the Senior Subordinated Notes (Note 3), the Company redeemed $10.0 million of its outstanding 8% convertible preferred stock in exchange for $10.0 million Senior

Subordinated Notes and detachable Warrants to purchase 597,090 shares of common stock. A loss of approximately $800,000 was recorded for financial reporting purposes (classified with preferred dividends in the 1999 Statement of Operations) on the retirement of the preferred shares, based on the fair value of the Senior Subordinated Notes and detachable warrant issued in the exchange. In addition, a detachable warrant to purchase 1,343,452 shares of common stock was issued in conjunction with the issuance of the $22.5 million senior subordinated note. All of the detachable warrants are exercisable to purchase the Company’s common stock or Class B common stock at $0.01 per share and expire in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the warrant holders a put right, whereby in the event of a change of control of the Company, as defined, the warrant holders have the right to require the Company to purchase all or any part of the warrants or shares issuable upon exercise of the warrants. On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the “Put Rights”) upon a change of control of the Company. In 2001, due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which have a value of $5,887,000 to stockholders’ equity.

In connection with the sale-leaseback transaction completed in the first quarter of 2002, the Company issued a warrant to purchase 120,000 shares of common stock at $0.01 per share. This warrant is exercisable at any time during the exercise period, which commenced February 28, 2002 and terminates on February 28, 2022. The warrant was valued at $409,000 and was reflected as an increase to stockholder’s equity and a discount on the capital lease obligation.

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

At December 31, 2002, the Company had a net deferred tax asset of approximately $4.4 million (approximately $5.5 million at December 31, 2001). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

Deferred taxes as of December 31, 2002 and 2001, are summarized as follows (in thousands):

	2002	2001
Current deferred taxes:
Lower of cost or market adjustment	$19	$436
Warranty reserve	77	77
Allowance for doubtful accounts	100	138
Accrued liabilities	701	798
Inventory cost capitalization	485	385
Other	73	199

	$1,455	$2,033

Long-term deferred taxes:
Excess book over tax depreciation	$(1,444)	$(1,483)
Subordinated debt original issue discount	(401)	(476)

Subtotal	(1,845)	(1,959)
Accrued liabilities	13	143
Non-compete agreement	144	162
Federal and state net operating loss carryforwards	3,788	3,918
State tax credit carryforwards	252	147
AMT credit carryforwards	461	1,047
Restricted stock options	173	—
Other	—	7

	$2,986	$3,465

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2002	2001	2000
Income (loss) before income taxes	$944	$(20,185)	$29,844

Current	(99)	(4,390)	6,649
Deferred	472	(2,939)	4,977

Income tax expense (benefit)	$373	$(7,329)	$11,626

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2002	2001	2000
Expected federal expense	$330	$(7,065)	$10,445
State taxes, net of federal benefit and credits	31	(738)	927
Other	12	474	254

Income tax expense (benefit)	$373	$(7,329)	$11,626

Amounts set forth as “Other” in the above table include adjustments deemed necessary in management’s judgement associated with income tax contingencies and other matters.

As of December 31, 2002, the Company has approximately $9.0 million and $0.7 million of net operating loss carryforwards for federal and state tax purposes, respectively. The net operating losses for federal tax purposes will expire in 2021. The net operating losses for state tax purposes will expire at various dates beginning in 2006. As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.7 million, all of which have been utilized in the year ending December 31, 2000. The use of these carryforwards is dependent on the Company attaining profitable operations, and also could be limited in any one year under Internal Revenue Code Section 382 if there are significant ownership changes as a result of equity financings by the Company.

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

(in thousands, except for per share amounts)	2002	2001	2000
Net earnings available for per-share calculation	$571	$(12,856)	$18,218

Weighted average shares – basic	6,717	7,139	7,778
Effect of stock warrants	2,037	—	1,939
Effect of other dilutive securities	622	—	875

Weighted average shares – diluted	9,376	7,139	10,592

Net earnings per share – basic	$0.09	$(1.80)	$2.34

Net earnings per share – diluted	$0.06	$(1.80)	$1.72

Options to purchase 205,040, 1,124,625 and 3,600 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. Inclusion of these shares would have an anti-dilutive effect on the diluted EPS calculation. Stock warrants to purchase 1,940,542 shares of common stock and 182,500 shares of unvested restricted stock were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would have an anti-dilutive effect on the diluted EPS calculation.

10.    EMPLOYEE BENEFIT PLANS

BENEFIT PLAN

The Company’s 401(k) plan covers all eligible employees. During 2002, the Company paid matching contributions of 50% of the first 6% of each plan participant’s eligible contributions. The Company’s board of directors determines an additional contribution based on the Company’s performance to its annual plan. Eligible employees may elect to defer up to 25% (15% in 2001 and 2000) of their eligible compensation. Total amounts charged to operations were $2,063,000, $810,000 and $3,148,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

RESTRICTED STOCK GRANTS

In 2002, 2001 and 2000, the Company awarded restricted stock grants of 142,625, 25,000, and 2,500 shares, respectively, to certain officers, directors and employees. The weighted average price on the grant date was $6.11, $7.44 and $5.63 for 2002, 2001 and 2000, respectively. These shares carry dividend and voting rights. Sales or transfers of these shares are restricted prior to the date of vesting. The shares vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The restricted stock is subject to an agreement requiring forfeiture by the officer, director or employee in the event of termination of employment prior to the vesting date for reasons other than death or disability. The restrictions lapse over five years. During 2002, 27,800 shares of restricted stock vested and 27,375 shares were cancelled due to the temporary departure of an officer and the retirement of a director. No restrictions lapsed during the years ending December 31, 2001 or 2000. However, during 2001, 29,000 shares of restricted stock were cancelled due to the retirement of the former president. As of December 31, 2002, 297,750 shares of restricted stock were outstanding.

Unearned compensation was charged for the fair value of the restricted shares at the time of award. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying balance sheet and is being amortized as compensation expense ratably over the related vesting period. Total amounts charged to operations were $263,000, $124,000, and $128,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The current year charge includes a reduction related to the cancellation of certain shares.

STOCK-BASED COMPENSATION PLANS

The Company’s 1991 and 1997 stock option plans and its nonqualified stock option plan (the Plans) provide for the granting of 4.4 million of incentive or non-qualified stock options to key employees and directors. Generally, options outstanding under the Company’s Plans: (i) are granted at prices equal to the fair value of the stock on the date of grant, (ii) generally vest ratably over a three to five year vesting period, and (iii) expire over a period not greater than ten years from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000, and changes during the year ended on those dates is presented below (shares in thousands):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,125	$4.03	1,059	$3.80	1,228	$2.61
Granted	12	6.60	151	5.72	160	10.99
Exercised	(21)	1.52	(4)	1.95	(327)	2.86
Canceled	(64)	6.10	(81)	4.22	(2)	2.75

Outstanding at end of year	1,052	3.30	1,125	4.03	1,059	3.80

Options exercisable at year end	735	2.98	659	2.50	452	2.04

Options available for future grant	340		288		358

Weighted average fair value of options granted during the year		4.43		4.06		8.08

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 to 2.13	457	4.2	$1.66	457	$1.66
2.75	3	4.0	2.75	3	2.75
3.09 to 4.63	360	7.1	3.43	202	3.45
6.60 to 7.50	102	8.3	7.39	21	7.37
$ 10.88 to 16.00	130	7.2	11.02	52	11.02

	1,052	5.9	$3.30	735	$2.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	64%	71%	73%
Expected life of option	84 months	84 months	84 months
Risk free interest rate	5.15%	4.49 - 4.99%	6.31 - 6.66%

11.    STOCKHOLDERS’ EQUITY

In addition to the shareholders’ equity activity described in Note 10, the following activity has taken place.

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

In prior years, the Company established a program that provided loans to board members and various members of management to purchase shares of the Company. This program has since been terminated. Interest bearing, full recourse promissory notes totaling $138,000 remain outstanding at December 31, 2002, collateralized by approximately 55,000 shares purchased. These promissory notes require the principal balance be paid in full by December 31, 2004.

12.    RESTRUCTURING CHARGE

In July 2001, the Company announced a restructuring plan to align the Company’s operations with market conditions, reduce the Company’s fixed costs, and improve profitability. These actions included a net reduction of 11% of the Company’s workforce, permanently closing and selling the Hillsboro, Oregon production facility, temporarily suspending operations of the Phoenix, Arizona manufacturing facility until customer demand requires additional capacity, and initiating focused cost reduction programs. The restructuring charge of approximately $1.2 million is recorded as a nonrecurring expense in the Company’s 2001 results of operations.

Under the restructuring plan, 93 positions, net of reversals, were eliminated. Severance payments totaling approximately $295,000 and $752,000 have been paid to employees in 2002 and 2001, respectively, with a balance owing of $63,000 at December 31, 2002 to be paid out under contracts extending through April 2004.

On February 22, 2002, the Company completed a sale of its previously closed production facility in Hillsboro, Oregon together with certain equipment for $1.3 million. Additionally, an analysis of the carrying value of equipment not included in the sale indicated that its carrying value exceeded net realizable value. And, as such, the financial statements reflect an asset impairment charge of $400,000 recorded during the fourth quarter of 2001 as a component of cost of goods sold.

13.    NONRECURRING ITEMS

(in thousands)	2002	2001	2000
Restructuring costs (Note 12)	$—	$1,167	$—
Corporate realignment costs associated with the PWPipe acquisition, recorded in the third quarter ended September 30, 1999 (a)	—	—	(195)
Terminated acquisition related costs (b)	—	—	2,845

(a) Adjustment in 2000 relates to reversal of severance accrual for employees no longer meeting the requirements of the severance package from the elimination of redundant positions following the Company’s acquisition of PWPipe in September 1999. Payments against the accrual were $458,000 in 2000.

(b) On December 11, 1998, the Company entered into an agreement to acquire the PVC pipe business of Lamson & Sessions Co. of Cleveland, Ohio. The Company also signed an agreement to merge with a resin manufacturing facility owned and operated by CONDEA Vista Company. In April 1999, the Company terminated its agreements to acquire the PVC pipe business of Lamson & Sessions Co. and the Oklahoma City resin manufacturing facility owned and operated by CONDEA Vista Company. In 2000, in conjunction with prior termination agreements, the Company recorded a charge associated with the terminated acquisition related costs of $2,845,000.

14.    SEGMENT INFORMATION

The Company operates in one industry segment as a producer of PVC pipe and fittings and PE pipe and tubing for a wide variety of distributing customers. The Company operates from eight plants located in five states in the western and midwestern United States. The Company’s distributing customer base is diverse, with no customer representing greater than 7% of net sales. The Company’s distributors supply product to a broad range of end user markets, including agricultural and turf irrigation; potable water and sewage transmission; fiber optic, telephone and electrical transmission; natural gas transmission, and industrial and commercial plumbing.

The Company’s sales are primarily within the United States; export sales are insignificant.

15.    SIGNIFICANT VENDOR CONCENTRATION

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2002, 2001 and 2000, purchases of primary raw materials from two vendors totaled 79%, 77% and 87%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

Quarter ended:	March	June	September	December	Year Ended
2002
Net sales	$53,104	$76,380	$63,539	$58,252	$251,275
Gross profit	6,262	18,399	16,846	3,972	45,479
Operating income (loss)	(1,590)	7,979	9,208	(3,909)	11,688
Income (loss) before taxes	(4,270)	5,131	6,618	(6,535)	944
Net income (loss)	(2,635)	3,166	4,083	(4,043)	571
Basic net earnings (loss) per share (a)	(0.39)	0.47	0.61	(0.60)	0.09
Diluted net earnings (loss) per share (a)	(0.39)	0.33	0.43	(0.60)	0.06

2001
Net sales	$58,045	$74,263	$65,510	$48,312	$246,130
Gross profit	8,726	11,259	3,975	2,511	26,471
Operating income (loss)	798	2,015	(5,430)	(5,416)	(8,033)
Income (loss) before taxes	(2,218)	(880)	(8,594)	(8,493)	(20,185)
Net loss	(1,369)	(543)	(5,303)	(5,641)	(12,856)
Basic net loss per share (a)	(0.17)	(0.07)	(0.79)	(0.84)	(1.80)
Diluted net loss per share (a)	(0.17)	(0.07)	(0.79)	(0.84)	(1.80)

(a)	The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

17.    SUBSEQUENT EVENTS

RECENT ACQUISITION

On March 14, 2003, the Company acquired (the “Acquisition”) all of the stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finnish company. In connection with the acquisition, we formed a wholly owned subsidiary. We merged the wholly owned subsidiary into Uponor which changed its name to Extrusion Technologies, Inc.

ETI is a technology based manufacturer of polyvinyl chloride (PVC) pipe primarily for municipal engineering applications. ETI utilizes proprietary processes or designs which result in superior strength to weight characteristics relative to competitive products. In addition to its PVC pipe products, ETI also manufactures plastic water meter boxes for residential and commercial applications through its wholly owned subsidiary, Mid-States Plastics, Inc. ETI operates production facilities in Texas, West Virginia, Missouri and Kentucky, from operating headquarters in Denver, Colorado. The acquisition of ETI allows for differentiation of products in a competitive commodity business and expands the geographic markets served by the Company.

The purchase price for ETI was approximately $28 million, of which $22 million was paid at closing. A working capital adjustment reduced the purchase price by approximately $2.5 million. Also, included in the purchase price are transaction costs of $0.6 million and royalties to be paid by ETI of $8 million to $12 million over the next eight years, based on the sales of specific products. The Acquisition will be accounted for as a purchase business combination but has not been included in the 2002 statement of earnings as the acquisition took place after the end of fiscal 2002. The initial purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values, comprised of net current assets of $9.3 million, property, plant and equipment of $18.6 million, various intangible assets totaling $3.7 million and net deferred tax liabilities of $3.6 million.

The Acquisition was financed by an equity contribution from PW Eagle to ETI of $7 million, drawn from PW Eagle’s Revolving Credit Facility, a new $5 million Term Note drawn under ETI’s new financing facility, along with a $10 million advance drawn from ETI’s new Revolving Credit Facility. ETI will be operated as a stand-alone wholly owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guarantees or cross defaults.

In connection with the Acquisition, ETI entered into a Senior Credit Facility consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of .5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $0.25 million beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation, and amortization) minus non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of the date of Acquisition, there are no outstanding Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures as well as other customary covenants, representations, warranties, and funding conditions. ETI is also required under the covenants to enter into a fixed rate agreement by April 1, 2003 with a minimum notional amount of $2.5 million. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable on October 1, 2004. However, exercise is subject to the occurrence of certain events associated with a change in control of the Company, as defined, that may either delay exercise or effectively cancel the warrants. The warrants expire March 14, 2013 unless earlier terminated.

OTHER MATTERS

On February 20, 2003, the Company announced a strategic restructuring of its business operations into two core business units. These business units will consist of the polyvinyl chloride (PVC) pipe operations and the polyethylene (PE) pipe operations. The PVC pipe business will continue to operate as “PWPipe” and the PE pipe business will operate as “PW Poly”.

The Company had net sales of PVC pipe and PE pipe in 2002 and 2001 of approximately $240 million and $11 million, and $230 million and $16 million, respectively. The PE business currently operates from one of the Company’s two manufacturing plants located in Hastings, Nebraska and a distribution warehouse in Baker City, Oregon.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND

                    FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to our directors is incorporated by reference to the section labeled “Election of Directors”, and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance”, which appear in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
William H. Spell	46	Chief Executive Officer, President, and Director

Larry I. Fleming	57	President of PW Poly

Roger R. Robb	53	Executive Vice President and Chief Financial Officer

N. Michael Stickel	60	Executive Vice President – Sales and Marketing

John R. Cobb	52	Executive Vice President – Operations

Keith H. Steinbruck	53	Vice President – Technical Director

Neil R. Chinn	52	Vice President – Human Resources

Dobson West	56	Chief Administrative Officer, General Counsel and Secretary

William H. Spell was elected President of PWPipe in February 2003 and has served as director since January 1992 and as our chief executive officer since January 1997, and served as our president from January 1992 to January 1997. In addition, Mr. Spell is the president of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was vice president and director of corporate finance at a regional investment-banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and a M.B.A. degree from the University of Minnesota. William H. Spell is Harry W. Spell’s son. Harry W. Spell is Chairman of the Board of PW Eagle, Inc.

Larry I. Fleming was elected president of PW Poly in February 2003. Previously Mr. Fleming was President of PWPipe from February 2001 through 2002. He served as senior vice president of sales and marketing from September 1999 until February 2001. Previously, Mr. Fleming was senior vice president – sales and marketing for PWPipe from 1990 through 1999. Prior to joining PWPipe in 1990, Mr. Fleming was vice president and general manager of the Bend Door and Millwork Company from 1988 through 1990, general manager of panel products for Simpson Timber Company from 1985 through 1988, general manager of Simpson Building Supply from 1982 through 1985 and general manager of Simpson Extruded Plastics Company from 1975 through 1982. Mr. Fleming has 19 years of experience in the plastic pipe industry. Mr. Fleming has received B.A. and M.B.A. degrees from the University of Washington.

Roger R. Robb was elected our executive vice president and chief financial officer in February 2003. Previously, Mr. Robb was chief financial officer from 1999 through 2002, vice president and controller of PWPipe from 1995 through 1999 and controller of PWPipe from 1984 through 1995. Prior to joining PWPipe in 1982, Mr. Robb was a plant manager for Hercules, Inc. in New York. Mr. Robb received a B.S. degree from Cornell University and a M.B.A. from the University of Oregon. He has also completed the Mahler Advanced Management Skills Program.

N. Michael Stickel was elected our executive vice president – sales and marketing in February 2003. Previously, Mr. Stickel was senior vice president sales and marketing from February 2001 through 2002. Before joining PW Eagle Mr. Stickel was vice president and general manager for Simpson Paper Company. Mr. Stickel spent 8 years with PWPipe, as vice president and general manager of PWResin, a subsidiary of PWPipe, from 1990 through 1993, and as vice president of sales and marketing for PWPipe from 1985 through 1990. Mr. Stickel also served as vice president of planning and control for Longmile Rubber Company from 1981 to 1985 and general manager of the chemicals division for Simpson Investment Company from 1976 through 1981. Mr. Stickel received a B.S. from Oregon State University and a M.B.A. from the University of Oregon.

John R. Cobb was elected our executive vice president – operations in February 2003, previously Mr. Cobb was senior vice president – operations in September 1999 through 2002. Mr. Cobb was senior vice president – operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 22 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

Keith H. Steinbruck was elected our vice president – technical director in September 1999 and served through August 2002. Mr. Steinbruck returned to the company and continued to serve as our vice president – technical director in November 2002. Previously, Mr. Steinbruck was vice president – technical director for PWPipe from 1995 through 1999 and technical manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 27 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley’s Executive Program for Technical Managers.

Neil R. Chinn was elected our vice president – human resources in September 1999. Previously, Mr. Chinn was vice president – human resources for PWPipe from 1995 through 1999 and employee relations manager for PWPipe from 1986 through 1995. Mr. Chinn received a B.A. degree from the University of Leicester and M.S. and M.B.A. degrees from the University of Oregon. He has also completed graduate courses at the School of Law, University of Oregon and has attended classes with the American Compensation Association.

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

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” which appears in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” which appears in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” which appears in our definitive proxy statement for its 2003 Annual Meeting of Shareholders.

ITEM 14.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-14(c) and 15-d-4(c)) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company would be made known to them.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Page in Form 10-K
Report of Independent Accountants	21
Statement of Operations	22
Balance Sheet	23
Statement of Stockholders’ Equity and Comprehensive Income	24 – 25
Statement of Cash Flows	26
Notes to Financial Statements	27 – 43

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	50

All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index on page following signatures.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: March 14, 2003	By:	/s/ William H. Spell
WilliamH. Spell, Chief Executive Officer

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

Signature	Title	Date

/s/ William H. Spell William H. Spell	Chief Executive Officer (Principal Executive Officer)	March 14, 2003

/s/ Roger R. Robb Roger R. Robb	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2003

Denver Kaufman	Director

/s/ Richard W. Perkins Richard W. Perkins	Director	March 14, 2003

/s/ Bruce A. Richard Bruce A. Richard	Director	March 14, 2003

/s/ Harry W. Spell Harry W. Spell	Chairman of the Board	March 14, 2003

CERTIFICATION

I, William H. Spell, Chief Executive Officer of PW Eagle, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of PW Eagle, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 14, 2003

Signature:	/s/ William H. Spell
William H. Spell Chief Executive Officer

CERTIFICATION

I, Roger R. Robb, Chief Financial Officer of PW Eagle, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of PW Eagle, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 14, 2003

Signature:	/s/ Roger R. Robb
Roger R. Robb Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning Year Balance	Additions	Deductions	Year End Balance
Allowance for doubtful accounts and sales discounts

Fiscal year ended December 31, 2002	$3,891,400	$9,425,900	$8,903,000[1]	$4,414,300
Fiscal year ended December 31, 2001	3,971,100	8,848,000	8,927,700[1]	3,891,400
Fiscal year ended December 31, 2000	2,921,900	10,449,900	9,400,700[1]	3,971,100

[1]	Primarily sales discounts and allowances.

EXHIBIT INDEX

Number	Description**
3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1

Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated September 20, 1999.)

10.2

Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated September 20, 1999.)

10.3

Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated September 20, 1999.)

10.4

Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K dated September 20, 1999.)

10.5	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K dated September 20, 1999.)*

10.6	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K dated September 20, 1999.)*

10.7	Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K dated September 20, 1999.)*

10.8	Employment Agreement dated September 16, 1999 between the Registrant and Roger R. Robb. (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K dated September 20, 1999.)*

10.9	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K dated September 20, 1999.)*

10.10	Employment Agreement dated September 16, 1999 between the Registrant and Larry I. Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K dated September 20, 1999.)*

10.11	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K dated September 20, 1999.)*

i

10.12	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K dated September 20, 1999.)*

10.13	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K for the year ended December 31, 1992).*

10.14	Registrant’s 1997 stock option plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.15	Leveraged Equity Purchase Plan of registrant (Incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.16	Employment Agreement dated November 9, 1999 between the Registrant and Dobson West (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.17

Amendment to the Employment Agreement executed September 16, 1999 between Roger R. Robb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.18

Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.19

Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.20

Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.21

Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.22

Amendment to the Employment Agreement executed September 16, 1999 between Larry I. Fleming and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.23

Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.24	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.25	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.2 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.26

Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.27	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.28	Form of Promissory Note between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

ii

10.29

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and William H. Spell, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.30

Second Amendment to the Employment Agreement executed November 9, 1999 between the Registrant and Dobson West, Chief Administrative Officer, General Counsel and Secretary (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.31

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Larry Fleming, President (Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.32

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Roger Robb, Chief Financial Officer (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.33

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.34

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.35

Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.36

Amendment No. 2 and waiver to the Securities Purchase Agreement dated August 14, 2001 by and among the Registrant, J.P. Morgan Partners, Massachusetts Mutual Life Ins. Co., Mass Mutual Corporate Investors, Mass Mutual Participation Investors and Mass Mutual Corporate Value Partners Limited. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.37

Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 21, 2001 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain lenders. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.38

Amended and Restated Office Sharing Agreement dated August 20, 2001 between the Registrant and Spell Capital Partners, LLC, an affiliate of the Registrant. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.39

Forbearance Agreement and Tenth Amendment to Second Amended and Restated Loan and Security Agreement dated December 5, 2001. (Incorporated by reference to Exhibit 10.39 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.40

Forbearance Agreement and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement dated December 27, 2001. (Incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.41

Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and PW Eagle, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

iii

10.42

Warrant agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.43

Fourteenth Amendment to Second amended and Restated Loan and Security Agreement dated March 27, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.44	Amendment No. 4 and waiver to the Securities Purchase Agreement dated as of March 27, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.45	Amendment No. 5 to the Securities Purchase Agreement dated May 14, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.46

Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 15, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.47

First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.48	Third Amended and Restated Loan and Security Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.49	Amendment No. 6 to the Securities Purchase Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.50	First Amendment to Third Amended and Restated Loan and Security Agreement dated February 11, 2003. ***

23.1	Consent of Independent Accountants.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this From 10-K.***

99.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act ..***

99.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.***

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Filed herewith

iv