Form 10-Q
period 2003-03-31
PW EAGLE INC
filed 2003-05-16
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 14, 2003 was 7,173,850.

PW EAGLE, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2003 and 2002 (Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Net sales	$70,567	$53,104

Cost of goods sold	59,467	46,842

Gross profit	11,100	6,262

Operating expenses:
Selling expenses	6,589	5,756
General and administrative expenses	2,820	2,096

	9,409	7,852

Operating income (loss)	1,691	(1,590)

Non-operating expenses (income):
Interest expense	2,588	3,005
Other, net	4	(325)

	2,592	2,680

Loss before income taxes	(901)	(4,270)

Income tax benefit	(345)	(1,635)

Net loss	$(556)	$(2,635)

Loss per common share:
Basic	$(0.08)	$(0.39)

Diluted	$(0.08)	$(0.39)

Weighted average common shares outstanding:
Basic	6,820	6,704
Diluted	6,820	6,704

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – March 31, 2003 and December 31, 2002

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,508	$337
Accounts receivable, net	42,731	19,202
Inventories	60,091	38,917
Deferred income taxes	1,766	1,455
Receivable for purchase price	3,574	—
Other	1,348	650

Total current assets	112,018	60,561

Restricted cash	150	—
Property and equipment, net	75,058	58,899
Goodwill	3,651	3,651
Intangible assets	3,768	—
Other assets	7,482	10,291

Total assets	$202,127	$133,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$46,236	$15,036
Current maturities of long-term debt	4,046	3,027
Accounts payable	36,768	9,344
Book overdraft	5,016	10,310
Accrued liabilities	12,611	9,224

Total current liabilities	104,677	46,941

Other long-term liabilities	9,073	1,817
Long-term debt, less current maturities	18,313	14,750
Financing lease obligation, less current maturities	13,084	13,105
Senior subordinated debt	30,590	30,870

Total liabilities	175,737	107,483

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,296
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,173,850 and 7,002,950 shares, respectively	72	70
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	31,055	30,488
Unearned compensation	(1,080)	(920)
Notes receivable from officers and employees on common stock purchases	(835)	(835)
Accumulated other comprehensive income	52	74
Retained earnings (accumulated deficit)	(9,810)	(9,254)

Total stockholders’ equity	26,390	25,919

Total liabilities and stockholders’ equity	$202,127	$133,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2003 and 2002 (Unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(556)	$(2,635)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Loss (gain) on disposal of fixed assets	11	(314)
Depreciation and amortization	2,402	2,258
Amortization of debt issue costs, discounts and premiums	442	578
Deferred income taxes	(74)	—
Issuance of subordinated debt for interest payment	173	170
Non-cash compensation	51	64
Change in operating assets and liabilities	(7,365)	(428)

Net cash used in operating activities	(4,916)	(307)

Cash flows from investing activities:
Purchases of property and equipment	(616)	(31)
Purchase of Extrusion Technologies, Inc.	(22,415)	—
Proceeds from property and equipment disposals	38	1,073
Payments on notes receivable	—	29

Net cash (used in) provided by investing activities	(22,993)	1,071

Cash flows from financing activities:
Change in cash overdraft	(5,294)	(1,415)
Net borrowings under revolving credit facility	31,200	332
Proceeds from financing lease obligation	—	12,873
Payment on financing lease obligation	(23)	(279)
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	(664)	(10,640)
Issuance of common stock	226	—
Payment of debt issuance/financing costs	(365)	(646)

Net cash provided by financing activities	30,080	225

Net change in cash and cash equivalents	2,171	989
Cash and cash equivalents at beginning of period	337	624

Cash and cash equivalents at end of period	$2,508	$1,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Presentation

On March 14, 2003, PW Eagle, Inc. acquired Uponor ETI Company as described in Note 4. The acquisition is included in the March 31, 2003 balance sheet and all operating results and cash flows have been included in the statements of income and cash flows for the 18-day period from the acquisition date through March 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2003, and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications were made to the prior year financial statements to conform to the March 31, 2003 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.	New Accounting Pronouncements

Effective January 1, 2003 the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s consolidated financial statements as no exit or disposal activities were initiated in fiscal 2003.

3.	Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$10,939	$8,770
Finished goods	49,152	30,147

	$60,091	$38,917

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	March 31, 2003	March 31, 2002
Receivable related to the sale of the Hillsboro facility (included in other current assets and gain on sale of fixed assets)	$—	$248
Receivable related to the sale-leaseback transaction (included in other current assets and capital lease obligation)	—	500
Deferred financing costs related to the sale-leaseback transaction (included in other non-current assets and capital lease obligation)	—	564
Issuance of warrant related to sale-leaseback transaction	—	409
Issuance of warrant related to the acquisition of ETI	640	—
Issuance of restricted stock	233	—

4.	Acquisition

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company (the “Acquisition”). In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc., a wholly-owned subsidiary of PW Eagle formed specifically to acquire Uponor.

ETI is a technology leader in the North American polyvinyl chloride (PVC) pipe market for municipal engineering applications. ETI produces approximately 200 million pounds of PVC pipe annually in diameters ranging from 4 to 36 inches. Their products are used for water transmission and sanitary, storm sewer and roadway drainage applications. ETI’s Ultra line of products utilizes proprietary processes or designs which result in superior strength-to-weight characteristics relative to competitive products. ETI’s Ultra product “Ultra Blue” incorporates a proprietary molecular-oriented manufacturing process to create PVC pressure pipe that, despite its thinner wall, provides greater impact strength and flow capacity while yielding comparable pressure ratings as conventional PVC pressure pipe.

In addition to its PVC pipe products, ETI has a wholly-owned subsidiary, Mid-States Plastics, Inc., which manufactures plastic water meter boxes used in the construction industry.

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 31% of the net sales of ETI are from sales of its Ultra products, approximately 8% of its net sales are from Mid-States and the balance is from conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, Missouri and Kentucky, and its operating headquarters is in Denver, Colorado. PW Eagle intends to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products, “Ultra Blue” products and plastic water meter boxes.

The purchase price for Uponor ETI of $26.8 million is comprised of cash payments of $22.0 million, a licensing agreement valued at $7.8 million and $0.6 million of transaction fees, net of a preliminary working capital adjustment of $3.6 million. The purchase price for Uponor ETI is subject to a working capital adjustment, to be finalized in the near future, which will result in a cash settlement between Uponor North America and ETI. Under a licensing agreement with Uponor Innovation AB, ETI will pay a minimum of $8.0 million and a maximum of $12.0 million in royalties based on the sales of the Ultra products over the next eight years. Payments will be made quarterly based on actual sales. The licensing agreement has been recorded at its net present value of $7.8 million, including an unsecured promissory note of $0.2 million that was issued to Uponor North America. The note bears an interest rate of 7% and requires quarterly payments of $10,000 commencing on March 31, 2003 and ending on December 31, 2010. Under the terms of the promissory note, all payments on this note reduce amounts due under the licensing agreement.

The Acquisition has been accounted for as a purchase business combination. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$24.2
Property, plant and equipment	18.2
Intangible assets	3.8
Current liabilities	(15.6)
Non-current tax liabilities	(3.6)
Other long-term liabilities	(0.2)

$26.8

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks.

The purchase price allocation will be finalized upon receipt of final valuations of specifically identifiable intangible assets and property, plant and equipment, as well as finalization of the working capital adjustment and other analyses. These events are expected to occur in the quarter ending June 30, 2003.

The acquisition was financed with an equity contribution from PW Eagle to ETI of $7.0 million from PW Eagle’s revolving line of credit, a $5.0 million Term Note under ETI’s new Senior Credit Facility and a $10.0 million draw under ETI’s Revolving Credit Facility (see Note 6). ETI will be operated as a stand-alone, wholly-owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guaranties or cross defaults.

The following unaudited pro forma condensed consolidated statements of operations have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI’s historical financial statements and are based on the estimates and assumptions set forth below and in the notes to the unaudited pro forma financial information included in the Company’s Form 8-K/A filed in May of 2003.

The unaudited pro forma combined results of operations as if the Acquisition occurred on the first day of each period presented are as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net Sales	$91,258	$72,150
Net Income (loss)	(504)	(3,899)
Basic earnings per share	$(0.07)	$(0.58)
Diluted earnings per share	(0.07)	(0.58)

The unaudited pro forma results include amortization of the acquired intangibles described above, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the Acquisition. The unaudited pro forma results also include the impact of a $1.35 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

5.	Goodwill and Intangible Assets

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2002, with no change in the carrying value of goodwill recorded. As of March 31, 2003, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

In connection with the Acquisition, the Company acquired intangible assets consisting of customer relationships, manufacturing technology, patents and trademarks. These assets have been preliminarily valued at $3.8 million in total and will be amortized over seven years using the straight line basis. As of March 31, 2003, amortization expense and accumulated amortization is $17,000. Estimated annual amortization expense is $423,000 for fiscal 2003 and $541,000 thereafter.

6.	Financing Arrangements

In connection with the Acquisition, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation, and amortization) minus non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of the date of Acquisition, there are no outstanding Equipment Notes.

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

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrant was valued at $640,000 and was recorded as an increase to stockholder’s equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

Scheduled aggregate annual maturities of amounts classified as debt obligations at March 31, 2003 are (in thousands):

	Senior and Subordinated Debt and other notes	Financing Lease Obligation	Total
Nine months ending December 31, 2003	$3,040	$1,238	$4,278
Year ended December 31: 2004	3,625	1,651	5,276
2005	25,624	1,651	27,275
2006	10,226	1,651	11,877
2007	10,227	1,651	11,878
2008	33	1,651	1,684
Thereafter	74	21,348	21,422

Total scheduled cash payments	52,849	30,841	83,690
Less amounts representing interest	—	(17,657)	(17,657)

Total amounts classified as debt obligations at March 31, 2003	$52,849	$13,184	$66,033

Management estimates that the fair market value of borrowing under the Senior Credit Facilities, Senior Subordinated Notes, and the financing lease obligation approximates the carrying value at March 31, 2003 as the applicable interest rates approximate current market rates.

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

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

The Company was in compliance with all lender debt covenants as of March 31, 2003.

7.	Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three months ended March 31,
	2003	2002
Net loss	$(556)	$(2,635)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	86
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	(22)	16

Total comprehensive loss	$(578)	$(2,533)

8.	Accounting for Stock-Based Compensation

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan. Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation expense against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net earnings, as reported	$(556)	$(2,635)
Less total stock-based employee
Compensation expense under the fair value-based method, net of tax	(83)	(70)

Pro forma net earnings	$(639)	$(2,705)

Basic net earnings per share
As reported	$(0.08)	$(0.39)
Pro forma	$(0.09)	$(0.40)
Diluted net earnings per share
As reported	$(0.08)	$(0.39)
Pro forma	$(0.09)	$(0.40)

9.	Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2003	March 31, 2002
Net earnings available for per-share calculations	$(556)	$(2,635)

Weighted average shares – basic	6,820	6,704
Effect of stock warrants	—	—
Effect of other dilutive securities	—	—

Weighted average shares – diluted	6,820	6,704

Net loss per share – basic	$(0.08)	$(0.39)

Net loss per share – diluted	$(0.08)	$(0.39)

Options to purchase 1,052,350 and 1,102,125 shares of common stock, warrants to purchase 2,410,542 and 2,060,542 shares of common stock, and 330,350 and 182,500 shares of unvested restricted stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

10.	Guarantees

Product warranties: The Company’s products are generally guaranteed against defects in material and workmanship for one year. The product warranty liability is reviewed regularly by management to insure the Company’s warranty allowance is adequate based on frequency and average cost of historical warranty claims activity. Management studies trends of warranty claim activity to improve pipe quality and pipe installation techniques to minimize future claims activity (in thousands).

	March 31, 2003	December 31, 2002
Accrual for product warranties – beginning of year	$200	$200
Accruals for warranties issued during the period	22	73
Accruals related to pre-existing warranties (including changes in estimates)	0	—
Settlements made during the year	(17)	(73)

Accrual for product warranties – end of period / year	$205	$200

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.3 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.3 million. No amounts were drawn on these letters of credit for the period ending March 31, 2003.

11.	Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

12.	Restricted Stock and Stock Option Grants

On March 6, 2003, the Company issued a restricted stock grant for 8,000 shares and granted an incentive stock option to purchase 4,000 shares to an officer of the Company. The options and restricted stock were issued at fair market value effective March 6, 2003 and vest over four and five years, respectively. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

On March 14, 2003, the Company issued restricted stock grants of 52,900 shares and granted incentive stock options to purchase 106,100 shares to managers and key employees of ETI. The restricted stock and options will be issued at fair market value effective March 14, 2003 and vest over 5 years. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold	84.3	88.2
Gross profit	15.7	11.8
Operating expenses	13.3	14.8
Operating (loss) income	2.4	(3.0)
Non-operating expense	3.7	5.0
Loss before income taxes	(1.3)	(8.0)
Income tax benefit	(0.5)	(3.0)
Net loss	(0.8)%	(5.0)%

We posted first quarter net sales in 2003 of $71 million, an increase of 33% from 2002 to 2003. The increase in net sales was primarily the result of our pipe prices increasing by 38% in the first quarter of 2003 as compared to the same period in 2002. In addition, ETI added net sales of $6.5 million for the last 18 days of the quarter. Product prices increased in response to increasing raw material costs and good demand for our products. While demand for our products was good, pipe pounds sold decreased by 2% in the first quarter of 2003 as compared to the same period in 2002. Pipe pounds sold include ETI sales pounds for the last 18 days of the quarter. Without ETI sales, pipe pounds sold decreased 9%. We believe that pipe pounds sold in the first quarter of 2002, which were 21% greater than the same period in 2001, were inflated by distributors restocking their reduced inventories and not representative of a normal first quarter. The first quarter of 2001 is more indicative of a normal first quarter. Pipe pounds sold in the first quarter of 2003 increased 19% with ETI pounds sold and 9% without ETI pipe pounds sold as compared to the first quarter of 2001.

Gross profit, as a percentage of net sales, increased by 4% in the first quarter of 2003 as compared to the same period in 2002. Increasing raw material prices and good demand for our products allowed us to raise our product prices and increase our gross margin. PVC prices increased by six cents per pound during the quarter due to increased raw material costs for PVC driven by increasing natural gas costs and good demand for PVC. The increase in gross profit percent was decreased due to one-time purchase accounting costs associated with the finished goods inventory acquired with the acquisition of Uponor ETI Company. Absent these costs totaling $970,000, gross profit would have increased 5%.

The decrease in operating expenses, as a percentage of net sales, from 2002 to 2003 is the result of increased sales in combination with relatively stable fixed operating expenses.

The decrease in non-operating expenses, as a percentage of net sales, from 2002 to 2003 is the result of decreasing interest rates and a decrease in the average debt outstanding for the the first quarter of 2003 compared to 2002. Offsetting this decrease in non-operating expenses was the sale of our Hillsboro manufacturing facility in 2002 for a gain of approximately $0.3 million.

The income tax provisions for the quarters ended March 31, 2003 and 2002 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for both periods presented.

Liquidity and Capital Resources

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company. In connection with the acquisition, Uponor ETI Company was merged with and into a wholly-owned subsidiary of PW Eagle formed specifically to acquire Uponor. Uponor will be operated as a wholly-owned subsidiary of PW Eagle under the name Extrusion Technology, Inc. (ETI). For a complete description of the acquisition of Uponor ETI, see Note 4 on page 8.

In connection with the Acquisition, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation, and amortization) minus non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of the date of Acquisition, there are no outstanding Equipment Notes.

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

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrant was valued at $640,000 and was recorded as an increase to stockholder’s equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

The Company’s obligations under various long-term debt arrangements, including the new ETI Senior Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2003	2004	2005	2006	2007	2008	Thereafter
Term Notes	$21,700	$2,700	$3,600	$15,400	$—	$—	$—	$—
Senior Subordinated Notes	30,589	—	—	10,196	10,196	10,197	—	—
Capital lease obligation	30,841	1,238	1,651	1,651	1,651	1,651	1,651	21,348
Operating leases	4,060	1,131	1,072	387	349	325	328	468
Other notes	560	340	25	28	30	30	33	74

	$87,750	$5,409	$6,348	$27,662	$12,226	$12,203	$2,012	$21,890

The Company is required to maintain standby letters of credit totaling $2.3 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.3 million. No amounts were drawn on these letters of credit for the period ending March 31, 2003.

We had working capital of $7.3 million and excess borrowing capacity under our Revolving Credit Facilities of $13.4 million at March 31, 2003.

Cash used in operating activities was $4.9 million in 2003, as compared to $0.3 million in the first quarter of 2002. The primary use of cash in 2003 within operating activities was funding the growth in accounts receivable.

Investing activities utilized $23.0 million primarily for the purchase of Uponor ETI Company in the first quarter of 2003. Investing activities in the first quarter of 2002 provided $1.1 million in proceeds from the sale of the Hillsboro facility and certain equipment.

Cash provided by financing activities during the first quarter of 2003 was $30.1 million. The primary source of cash in the first quarter of 2003 was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle. Financing activities provided $0.2 million in 2002. In the first quarter of 2002, we entered into a sale-leaseback transaction, generating $12.9 million in proceeds. We used the proceeds to reduce term debt by $8.8 million. The remaining sale-leaseback proceeds were applied to the Revolving Credit Facility. Debt issuance and financing costs of $0.6 million were incurred to complete these transactions. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $0.3 million at March 31, 2003, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

Recent Accounting Pronouncements

Effective January 1, 2003 the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s consolidated financial statements as no exit or disposal activities were initiated in fiscal 2003.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of May 14, 2003 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) has been estimated to have grown at 1.8% in the first quarter of 2003 as compared to 1.4% in the fourth quarter of 2002. We believe GDP growth will be moderate in 2003 resulting in moderate demand for PVC resin and PVC pipe. Because PVC producers and pipe producers began 2002 with relatively low finished goods inventories and GDP has improved, we believe that the demand for PVC resin and PVC pipe will be in balance during the second and third quarters of this year.

Demand for PVC resin was strong during the first quarter and resin producers have implemented a $0.02 per pound price increase for January, February and March. In addition, they have announced a $0.02 per pound price increase for both April and May. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases. We believe these pipe price increases will have a positive impact on our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater per year through 2004. The actual growth rate in each year may be less than or greater than three percent based on short-term economic conditions. We have historically grown, and expect in the future to be able to grow, at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2003, PVC resin producers have implemented a $0.02 per pound price increase for each of January, February and March. In addition, they have announced an increase of $0.02 per pound for April and May, for a total of $0.10 per pound for the first half of 2003.

Our gross margin decreases when the supply of PVC and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the current quarter, ceased operations at two manufacturing facilities. This has resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, we do not expect this idled capacity to re-start in 2003. In addition, we believe the production of PVC resin may be limited by the availability of chlorine manufacturing capacity. Chlorine is a major raw material used in the production of PVC resin.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 18 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.42 per pound in March 2003.

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

We financed the purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. In the first quarter of 2003 we financed the purchase of Uponor ETI with a $25 million Senior Credit Facility and $7 million from PW Eagle’s Revolving Credit Facility. Our ability to service our debt remains sensitive to an increase in interest rates. A one-percent change in interest rates would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate long-term debt obligations totaling $67.9 million at March 31, 2003. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $340,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. The ETI Senior Credit Facility requires ETI to enter into a fixed rate agreement by April 1, 2003 with a minimum notional amount of $2.5 million.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-14(c) and 15-d-4(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company would be made known to them.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 14, 2003, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggrtegate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004, subject to the occurrence of certain events that may delay the exercise date or terminate the warrants prior to the exercise date. The warrants expire March 14, 2013 unless earlier terminated. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 6, 2003, the Company issued a restricted stock grant for 8,000 shares and granted an incentive stock option to purchase 4,000 shares to an officer of the Company. The options and restricted stock were issued at fair market value effective March 6, 2003 and vest over four and five years, respectively. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

On March 14, 2003, the Company issued restricted stock grants of 52,900 shares and granted incentive stock options to purchase 106,100 shares to managers and key employees of ETI. The restricted stock and options will be issued at fair market value effective March 14, 2003 and vest over 5 years. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc.
	99.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act. *
	99.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

* This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934. A signed original of this written statement required by Section 906 has been provided to PW Eagle, Inc. and will be retained by PW Eagle, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the first quarter of 2003:

The Company filed a Form 8-K dated March 14, 2003 reporting the acquisition of the Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company. Uponor will operate as a wholly owned subsidiary of PW Eagle under the name Extrusion Technology, Inc. (ETI).

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

Dated: May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

Signature:	/s/ William H. Spell
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

Signature:	/s/ Roger R. Robb
Roger R. Robb
Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc.

99.1	Certification of William H. Spell, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Roger R. Robb, Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.