Form 10-Q
period 2003-06-30
PW EAGLE INC
filed 2003-08-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes           No   X

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 5, 2003 was 7,178,850.

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$85,789	$76,380	$156,355	$129,484

Cost of goods sold	73,013	57,981	132,479	104,823

Gross profit	12,776	18,399	23,876	24,661

Operating expenses:
Selling expenses	8,334	7,523	14,923	13,279
General and administrative expenses	2,811	2,897	5,631	4,994

	11,145	10,420	20,554	18,273

Operating income	1,631	7,979	3,322	6,388

Non-operating expenses (income):
Interest expense	3,043	2,794	5,631	5,798
Other, net	(15)	54	(11)	(270)

	3,028	2,848	5,620	5,528

Income (loss) before income taxes	(1,397)	5,131	(2,298)	860

Income tax expense (benefit)	(545)	1,965	(890)	329

Net income (loss)	$(852)	$3,166	$(1,408)	$531

Income (loss) per common share:
Basic	$(0.12)	$0.47	$(0.21)	$0.08

Diluted	$(0.12)	$0.33	$(0.21)	$0.06

Weighted average common shares outstanding:
Basic	6,848	6,714	6,834	6,709
Diluted	6,848	9,512	6,834	9,371

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – June 30, 2003 and December 31, 2002

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,663	$337
Accounts receivable, net	33,946	19,202
Inventories	60,308	38,917
Deferred income taxes	1,811	1,455
Other	4,314	650

Total current assets	102,042	60,561

Property and equipment, net	69,825	58,899
Goodwill	3,651	3,651
Intangible assets	4,720	—
Other assets	7,734	10,291

Total assets	$187,972	$133,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$45,886	$15,036
Current maturities of long-term debt	17,214	3,027
Accounts payable	26,918	9,344
Book overdraft	4,302	10,310
Accrued liabilities	10,516	9,224

Total current liabilities	104,836	46,941
Other long-term liabilities	9,374	1,817
Long-term debt, less current maturities	3,964	14,750
Financing lease obligation, less current maturities	13,062	13,105
Senior subordinated debt	30,982	30,870

Total liabilities	162,218	107,483

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,296
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,178,850 and 7,002,950 shares, respectively	72	70
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	31,074	30,488
Unearned compensation	(995)	(920)
Notes receivable from officers and employees on common stock purchases	(835)	(835)
Accumulated other comprehensive income	164	74
Retained earnings (accumulated deficit)	(10,662)	(9,254)

Total stockholders’ equity	25,754	25,919

Total liabilities and stockholders’ equity	$187,972	$133,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2003 and 2002 (Unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,408)	$531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	11	(293)
Depreciation and amortization	5,715	4,505
Amortization of debt issue costs, discounts and premiums	947	1,061
Receivable provisions	(1,229)	(55)
Inventory writedown to estimated market value	2,080	—
Issuance of subordinated debt for interest payment	348	341
Non-cash compensation	290	183
Federal income tax refund	—	4,863
Change in operating assets and liabilities	(12,739)	4,920

Net cash provided by operating activities	(5,985)	16,056

Cash flows from investing activities:
Purchases of property and equipment	(1,542)	(82)
Purchase of Extrusion Technologies, Inc.	(18,846)	—
Proceeds from sale of property and equipment	39	1,363
Payments on notes receivable	—	56

Net cash (used in) provided by investing activities	(20,349)	1,337

Cash flows from financing activities:
Change in cash overdraft	(6,008)	(139)
Net borrowings (payments) under revolving credit facility	30,850	(17,524)
Proceeds from financing lease obligation	—	13,352
Repayment on financing lease obligation	(47)	(299)
Payment of financing costs	(520)	(918)
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	(1,852)	(11,632)
Issuance of common stock through exercise of stock options	237	32

Net cash provided by (used in) financing activities	27,660	(17,128)

Net change in cash and cash equivalents	1,326	265
Cash and cash equivalents at beginning of period	337	624

Cash and cash equivalents at end of period	$1,663	$889

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Presentation

On March 14, 2003, PW Eagle, Inc. acquired Uponor ETI Company as described in Note 4. The acquisition is included in the June 30, 2003 balance sheet and all operating results and cash flows from the date of acquisition have been included in the statements of income and cash flows for the three and six month periods ending June 30, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2003 and 2002 and its cash flows for the six month period ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications were made to the prior year financial statements to conform to the June 30, 2003 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

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

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30,

2003, and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The Company has not completed its evaluation of the impact associated with the adoption of SFAS No. 150.

3.	Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$9,286	$8,770
Finished goods	51,022	30,147

	$60,308	$38,917

A writedown to finished goods inventory for $2.1 million was recorded in the second quarter to reduce inventories to estimated market value.

On July 24, 2003, the Company entered into an agreement to sell its Phoenix, Azizona plant for $2.5 million. The plant has a net book value of $1.9 million at June 30, 2003 and is recorded in “other current assets.” The sale is expected to close in the third quarter of fiscal 2003.

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	June 30, 2003	June 30, 2002
Issuance of warrant related to the acquisition of ETI	$640	$—
Issuance of restricted stock	233	871
Issuance of warrant related to sale-leaseback transaction	—	409
Deferred financing costs related to the sale-leaseback transaction (included in other non-current assets and capital lease obligation)	—	637

4.	Acquisition

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company (the “Acquisition”). In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor.

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

In addition to its PVC pipe products, ETI has a wholly owned subsidiary, Mid-States Plastics, Inc., which manufactures plastic water meter boxes used in the construction industry.

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 31% of the net sales of ETI are from sales of its Ultra products, approximately 8% are from Mid-States, and the balance is from conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, Missouri and Kentucky, and its operating headquarters is in Denver, Colorado. PW Eagle intends to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products, “Ultra Blue” products and plastic water meter boxes.

The purchase price for Uponor ETI of $26.9 million is comprised of cash payments of $22 million, a licensing agreement valued at $7.8 million and $0.6 million of transaction fees, net of a final working capital adjustment of $3.5 million. Under a licensing agreement with Uponor Innovation AB, ETI will pay a minimum of $8 million and a maximum of $12 million in royalties based on the sales of the Ultra products over the next eight years. Payments will be made quarterly based on actual sales. The licensing agreement has been recorded at its net present value of $7.8 million, including an unsecured promissory note of $0.2 million that was issued to Uponor North America. The note bears an interest rate of 7% and requires quarterly payments of $10,000 commencing on March 31, 2003 and ending on December 31, 2010. Under the terms of the promissory note, all payments on this note reduce amounts due under the licensing agreement.

The Acquisition has been accounted for as a purchase business combination. The revised purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$24.3
Property, plant and equipment	16.7
Intangible assets	4.9
Current liabilities	(15.3)
Non-current tax liabilities	(3.6)
Other long-term liabilities	(0.1)

$26.9

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks.

The purchase price allocation will be finalized upon the completion of certain analyses. These events are expected to occur in the third quarter of fiscal year 2003.

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

The unaudited pro forma combined results of operations as if the Acquisition occurred on the first day of each year presented are as follows (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$85,789	$105,070	$177,046	$177,220
Net income (loss)	(590)	3,905	(1,169)	(49)
Basic earnings per share	(0.09)	0.58	(0.17)	(0.01)
Diluted earnings per share	(0.09)	0.41	(0.17)	(0.01)

The unaudited pro forma results include amortization of the acquired intangibles described above, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the Acquisition. The unaudited pro forma results for fiscal year 2002 also include the impact of a $1.39 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1 of each year, nor are they necessarily indicative of future consolidated results. The unaudited pro forma results for the three months ended June 30, 2003 represent actual results less the impact of a $0.4 million fair value inventory adjustment recorded in the second quarter of fiscal 2003 in connection with the purchase accounting.

5.	Goodwill and Intangible Assets

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2002, with no change in the carrying value of goodwill recorded. As of June 30, 2003, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

In connection with our acquisition of Uponor ETI Company, the Company acquired intangible assets consisting of customer relationships, manufacturing technology and patents and trademarks. These assets have been valued at $4.9 million in total and are being amortized over four to twelve years using the straight-line basis. As of June 30, 2003, amortization expense and accumulated amortization is $161,000. Estimated annual amortization expense is $716,000 for fiscal 2003 and $904,000 thereafter.

6.	Financing Arrangements

In connection with our acquisition of Uponor ETI Company, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation and amortization) less non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of June 30, 2003, there are no outstanding Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Effective April 1, 2003 ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At June 30, 2003 the Contract had a notional amount of $2.4 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

On May 30, 2003, the Company amended its Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from June to January and $45.0 million from February to May.

Scheduled aggregate annual maturities of amounts classified as debt obligations at June 30, 2003, under terms of the revised loan agreements are (in thousands):

	Senior and Subordinated Debt and other notes	Financing Lease Obligation	Total
Six months ending December 31, 2003*	$16,611	$825	$17,436
Year ended December 31: 2004	1,025	1,651	2,676
2005	13,604	1,651	15,255
2006	10,356	1,651	12,007
2007	10,359	1,651	12,010
2008	33	1,651	1,684
Thereafter	69	21,348	21,417

Total scheduled cash payments	52,057	30,428	82,485
Less amounts representing interest	—	(17,263)	(17,263)

Total amounts classified as debt obligations at June 30, 2003	$52,057	$13,165	$65,222

*	Includes a reclassification of certain senior debt due to covenant violations at June 30, 2003.

Management estimates that the fair market value of borrowing under the Senior Credit Facilities, Senior Subordinated Notes, and the financing lease obligation approximates the carrying value at June 30, 2003 as the applicable interest rates approximate current market rates.

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. In response, management has implemented various cost reduction efforts and continues to focus on reducing costs in order to maintain compliance with its debt covenants. These efforts include the recent significant reduction in fixed and contractual charges associated with the Company’s revised loan agreements and the sale-leaseback transaction.

The Company was in violation of certain financial institution loan covenants on its PW Eagle senior debt, including the funded debt to EBITDA and the net worth covenants, as of June 30, 2003. The financial institutions have since waived the condition of non-compliance with these covenants at June 30, 2003. Under current industry conditions and debt structure, it is likely that the Company will be in violation of these same covenants in future periods. Therefore, the Company has reclassified a portion of its long term debt from long term to current as of June 30, 2003, in accordance with Emerging Issues Task Force (EITF) No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor.” It is also likely under current industry conditions and debt structure that the Company will be in violation of financial covenants related to its subordinated debt and ETI senior debt in future periods. As the Company was in compliance with the covenants related to its subordinated debt and ETI senior debt at June 30, 2003, the long term portion of these debts are not reclassified to current in accordance with EITF 86-30.

7.	Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(852)	$3,166	$(1,408)	$531

Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(42)	71	(42)	157
Unrealized gain on securities from non-qualified deferred compensation plans	155	52	132	68

Total comprehensive loss	$(739)	$3,289	$(1,318)	$756

8.	Accounting for Stock-Based Compensation

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

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net earnings, as reported	$(852)	$3,166	$(1,408)	$531
Less total stock-based employee
Compensation expense under the fair Value-based method, net of tax	(83)	(71)	(167)	(141)

Pro forma net earnings	$(935)	$3,095	$(1,575)	$390

Basic net earnings per share
As reported	$(0.12)	$0.47	$(0.21)	$0.08
Pro forma	$(0.14)	$0.46	$(0.23)	$0.06
Diluted net earnings per share
As reported	$(0.12)	$0.33	$(0.21)	$0.06
Pro forma	$(0.14)	$0.33	$(0.23)	$0.04

9.	Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per common share assume the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net earnings available for per-share calculations	$(852)	$3,166	$(1,408)	$531

Weighted average shares – basic	6,848	6,714	6,834	6,709
Effect of stock warrants	—	2,057	—	2,018
Effect of other dilutive securities	—	741	—	644

Weighted average shares – diluted	6,848	9,512	6,834	9,371

Net loss per share – basic	$(0.12)	$0.47	$(0.21)	$0.08

Net loss per share – diluted	$(0.12)	$0.33	$(0.21)	$0.06

Options to purchase 1,047,350 shares of common stock, warrants to purchase 2,410,542 shares and unvested restricted stock of 330,350 shares were outstanding at June 30, 2003, but were not included in the computation of diluted EPS for the three and six months ended June 30, 2003 because inclusion of these shares would be anti-dilutive. Options to purchase 101,428 and 164,137 shares of common stock were outstanding during the three and six month periods ending June 30, 2002, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

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

	June 30, 2003	December 31, 2002
Accrual for product warranties – beginning of year	$200	$200
Accruals for warranties issued during the period	84	73
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made during the year	(49)	(73)

Accrual for product warranties – end of period / year	$235	$200

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.3 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.3 million. No amounts were drawn on these letters of credit for the period ending June 30, 2003.

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

On March 14, 2003, the Company issued restricted stock grants of 52,900 shares and granted incentive stock options to purchase 106,100 shares to managers and key employees of ETI. The restricted stock and options were issued at fair market value effective March 14, 2003 and vest over 5 years. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	75.9	84.7	81.0
Gross profit	14.9	24.1	15.3	19.0
Operating expenses	13.0	13.7	13.2	14.1
Operating income	1.9	10.4	2.1	4.9
Non-operating expense	3.5	3.7	3.6	4.2
Income (loss) before income taxes	(1.6)	6.7	(1.5)	0.7
Income tax expense (benefit)	(0.6)	2.6	(0.6)	0.3
Net income (loss)	(1.0)	4.1	(0.9)	0.4

We posted net sales of $86 million and $156 million for the three- and six-month periods ending June 30, 2003, respectively. This is a 12% and 21% increase compared to the three- and six-month periods ending June 30, 2002. The increase in net sales was primarily the result of the acquisition of ETI on March 14, 2003. Our pipe prices increased by 23% and 30% for the three- and six-moth periods ending June 30, 2003 as compared to the three- and six-month periods ending June 30, 2002. Product prices increased in response to increasing raw material costs during the first and second quarters and good demand for our products during the first quarter. Demand for our products weakened significantly in the second quarter with pipe pounds sold decreasing by 9% and 5% for the three- and six-month periods ending June 30, 2003 as compared to the same periods in 2002. Pipe pounds sold include ETI sales pounds for the last 18 days of the first quarter and all of the second quarter. Without ETI sales, pipe pounds sold decreased by 30% and 21% for the three- and six-month periods ending June 30, 2003, as compared to the same periods in 2002. We believe that distributors built inventory from December 2002 through March 2003 due to rapidly rising product prices. During the second quarter, product prices peaked and began to drop. Distributors reduced their purchases in response to dropping prices resulting in reduced pipe sales for our Company. In addition, poor weather conditions during the first half of the quarter inhibited construction activity and reduced the demand for our products.

Gross profit, as a percentage of net sales, decreased by 9.2% and 3.7% for the three- and six-month periods ending June 30, 2003, respectively, as compared to the same periods in 2002. Increasing raw material prices and good demand for our products in the first quarter allowed us to raise our product prices in the first quarter. However, PVC prices increased by six cents per pound during the first quarter due to increased raw material costs for PVC driven by increasing natural gas costs and good demand for PVC. PVC prices increased further in April, but prices decreased in June. Decreasing pipe prices resulted in a write down of finished goods inventory by $2.1 million to reduce inventories to estimated market value. In addition, the decrease in gross profit percent was increased due to one-time purchase accounting costs associated with the finished goods inventory acquired with the acquisition of Uponor ETI Company. Absent these costs totaling $970,000 in the first quarter and $424,000 in the second quarter, gross profit would have decreased 8.7% and 2.8% in the three- and six-month periods ending June 30, 2003, respectively, as compared to the same periods in 2002.

Operating expenses, as a percent of net sales, decreased by 0.7% and 1.0% for the three- and six month periods ending June 30, 2003, respectively, as compared to the same periods in 2002. These decreases are the result of reduced variable costs primarily resulting from fewer pounds sold during the first half of this year.

The decrease in non-operating expenses as a percentage of net sales, from 2002 to 2003 is the result of decreasing interest rates and a decrease in the average debt outstanding for the first quarter of 2003 compared to 2002. Offsetting this decrease in non-operating expenses was the sale of our Hillsboro manufacturing facility in 2002 for a gain of approximately $0.3 million.

The income tax provisions for the three- and six-month periods ending June 30, 2003 and 2002 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for the periods presented.

Liquidity and Capital Resources

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company. In connection with the acquisition, Uponor ETI Company was merged with and into a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor. Uponor will be operated as a wholly owned subsidiary of PW Eagle under the name Extrusion Technology, Inc. (ETI). For a complete description of the acquisition of Uponor ETI, see Note 4.

In connection with the Acquisition, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net income plus interest, income taxes, depreciation and amortization) less non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of June 30, 2003, there are no outstanding Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Effective April 1, 2003 ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At June 30, 2003 the Contract had a notional amount of $2.4 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on

October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

On May 30, 2003, we amended our Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from June to January and $45.0 million from February to May.

The Company’s obligations under various long-term debt arrangements, including the new ETI Senior Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2003	2004	2005	2006	2007	2008	Thereafter
Term Notes	$20,800	$16,550	$1,000	$3,250	$—	$—	$—	$—
Senior Subordinated Notes	35,025	—	—	11,675	11,675	11,675	—	—
Capital lease obligation	30,428	825	1,651	1,651	1,651	1,651	1,651	21,348
Operating leases	3,741	763	1,091	406	359	325	328	469
Other notes	275	61	25	27	29	31	33	69

	$90,269	$18,199	$3,767	$17,009	$13,714	$13,682	$2,012	$21,886

The Company is required to maintain standby letters of credit totaling $2.3 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.3 million. No amounts were drawn on these letters of credit for the period ending June 30, 2003.

We had negative working capital of $2.8 million and excess borrowing capacity under our Revolving Credit Facilities of $12.5 million at June 30, 2003.

Cash provided by operating activities was $1.6 million in the first 6 months of 2003 compared to $16.1 million in the first six months of 2002. The primary use of cash was funding the increase in inventory.

Investing activities utilized $28.4 million primarily for the purchase of Uponor ETI Company in the first quarter of 2003.

Financing activities provided $28.0 million during the first six of 2003. The primary source of cash in the first and second quarter of 2003 was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle. The Company made a final payment of $0.6 million to the original owners of our previously owned Hillsboro, Oregon manufacturing facility. Debt issuance and financing costs of $0.5 million were incurred in connection with the establishment of ETI’s Senior Credit Facility. Financing activities used $17.1 million in 2002. In 2002, we entered into a sale-leaseback transaction, generating $13.4 million in proceeds. We used the proceeds to reduce term debt by $8.8 million. The remaining sale-leaseback proceeds were applied to the Revolving Credit Facility. Debt issuance and financing costs of $0.9 million were incurred to complete these transactions. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $0.6 million at June 30, 2003, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

As of June 30, 2003, the Company was in violation of certain financial institution loan covenants on its PW Eagle senior debt, including the funded debt to EBITDA and the net worth covenants. The financial institutions have since waived the condition of non-compliance with these covenants at June 30, 2003. Under current industry conditions and debt structure, it is likely that the Company will be in violation of these same covenants in future periods. Therefore, the Company has reclassified a portion of its long term debt from long term to current as of June 30, 2003, in accordance with Emerging Issues Task Force (EITF) No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor.” It is also likely under current industry conditions and debt structure that the Company will be in violation of financial covenants related to its subordinated debt and ETI senior debt in future periods. As the Company was in compliance with the covenants related to its subordinated debt and ETI senior debt at June 30, 2003, the long term portion of these debts are not reclassified to current in accordance with EITF 86-30. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

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

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all-financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The Company has not completed its evaluation of the impact associated with the adoption of SFAS No. 150.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of August 14, 2003 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) grew at 1.4% in the first quarter of 2003, the same as the fourth quarter of 2002. GDP is estimated to have grown at a modest 2.4% in the second quarter of 2003. We believe GDP growth will be moderate in 2003 resulting in moderate demand for PVC resin and PVC pipe. Because PVC producers and pipe producers began 2003 with relatively low finished goods inventories and distributors built inventories in reaction to increasing product prices, we believe the demand for PVC resin and PVC pipe was greater than supply during the first quarter of 2003. And, because distributors reduced their purchases in response to falling prices during the second quarter and pipe producers curtailed production, we believe the supply of PVC resin and PVC pipe was greater than demand during the second quarter of 2003. GDP for the third and fourth quarters of 2003 is forecast to be 2.5% and 4%, respectively, and, we believe, distributor inventories have returned to normal levels at the end of the second quarter. As a result of these factors, we believe that the demand for PVC resin and PVC pipe will be in balance during the second half of this year.

Demand for PVC resin was strong during the first four months of 2003 and resin producers have implemented a $0.02 per pound price increase for January, February, March and April. Demand for PVC resin weakened in May and June and PVC prices decreased by $.02 per pound in June. In addition, PVC resin prices are expected to decrease $0.01 in July.

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

Our gross margin percentage is sensitive to PVC and PE raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2003, PVC resin producers implemented a $0.02 per pound price increase for each of January, February, March and April. Demand for PVC resin weakened in May and June and PVC prices decreased by $0.02 per pound in June. In addition, PVC resin prices are expected to decrease $0.01 in July.

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

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 18 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.43 per pound in June 2003.

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

We have a significant amount of indebtedness outstanding. As a result, we must allocate a significant portion of cash resources to pay the principal and interest on this debt. During 2002, we implemented financial restructurings to reduce our annual fixed charges. At that time, we believed the restructurings would allow us to meet our fixed charges even if the unfavorable economic conditions we faced in 2001 returned. Current unfavorable industry conditions have contributed to our inability to fully comply with our credit facility loan covenants and as a result, we were in default of certain covenants related to certain senior debt as of June 30, 2003. Our Lender has subsequently waived our condition of non-compliance with these covenants as of June 30, 2003. Based on current industry conditions and our current debt structure, it is likely that the Company will be in violation of these same covenants in future periods. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. It is also likely under current industry conditions and debt structure that the Company will be in violation of financial covenants related to its subordinated debt and ETI senior debt in future periods. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of the economy.

We financed the purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. In the first quarter of 2003, we financed the purchase of Uponor ETI with a $25 million Senior Credit Facility and $7 million from PW Eagle’s Revolving Credit Facility. Our ability to service our debt remains sensitive to an increase in interest rates. A one-percent change in interest rates would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We are exposed to certain market risks on outstanding variable rate long-term debt obligations totaling $66.7 million at June 30, 2003. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $333,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. Effective April 1, 2003 ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At June 30, 2003 the Contract had a notional amount of $2.4 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Based on their evaluation of the effectiveness of the Company’s design and operation of the Company’s disclosure controls and procedures (as defined in Rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of the Company’s management as of the end of the period covered by this Form 10-Q, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls – There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(a) The Annual Meeting of the Shareholders of PW Eagle, Inc. (the “Company”) was held on Thursday, April 24, 2003. There were 7,107,950 shares of Common Stock entitled to vote at the meeting and a total of 6,604,599 shares or 93% were represented at the meeting.

(b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 6,520,886 shares in favor, with 75,159 against, 8,554 abstaining and 0 shares represented by broker non-votes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there were no solicitations in opposition to management’s nominee, and the following person was elected as a Class III director of the Company to serve until the 2006 annual meeting of shareholders:

Nominee	Number of Votes For	Number of Votes Withheld
Harry W. Spell	6,425,951	178,648

Other directors whose term of office as a director continued after the meeting are: William H. Spell, Bruce A. Richard, Denver Kaufman and Richard W. Perkins.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.*

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

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the second quarter of 2003:

On April 24, 2003 the Company filed a Form 8-K reporting the issuance of a press release announcing the financial results for the three months ended March 31, 2003.

On May 15, 2003 the Company filed a Form 8-K setting forth its revised financial results for the three months ended March 31, 2003.

On May 16, 2003 the Company filed a Form 8-K/A amending the Current Report of PW Eagle, Inc. (PW Eagle) on Form 8-K filed on March 14, 2003 to incorporate Items 7 (a) and (b), the financial statements of the Uponor ETI Company (Uponor ETI), the business we acquired, and pro forma financial information.

On May 29, 2003 the Company filed a Form 8-K/A No. 2 to file the Consent of Uponor ETI Company’s (Uponor ETI) Independent Accountants as Exhibit 23.1.

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
Roger R. Robb
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2003

EXHIBIT INDEX

PW EAGLE, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2003

Exhibit No.	Description

Exhibit 10.1 –	Second Amendment to Third Amended and Restated Loan and Security Agreement.

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –	Cetrification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.