Form 10-Q
period 2003-09-30
PW EAGLE INC
filed 2003-11-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 3, 2003 was 7,258,850.

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$96,241	$63,539	$249,590	$193,023

Cost of goods sold	89,171	46,693	219,513	151,516

Gross profit	7,070	16,846	30,077	41,507

Operating expenses
Selling expenses	9,768	5,643	24,306	18,922
General and administrative expenses	3,099	1,995	8,613	6,989

	12,867	7,638	32,919	25,911

Operating income (loss)	(5,797)	9,208	(2,842)	15,596

Non-operating expenses (income)
Interest expense	3,010	2,577	8,609	8,375
Other, net	27	13	16	(257)

	3,037	2,590	8,625	8,118

Income (loss) from continuing operations before income taxes	(8,834)	6,618	(11,467)	7,478

Income tax expense (benefit)	(3,384)	2,535	(4,392)	2,864

Income (loss) from continuing operations	(5,450)	4,083	(7,075)	4,614

Income from discontinued operations, net of taxes	(23)	—	194	—

Net income (loss)	$(5,473)	$4,083	$(6,881)	$4,614

Income (loss) per common share
Basic	$(0.80)	$0.61	$(1.01)	$0.69
Diluted	$(0.80)	$0.43	$(1.01)	$0.49

Income (loss) from continuing operations per common share
Basic	$(0.80)	$0.61	$(1.04)	$0.69
Diluted	$(0.80)	$0.43	$(1.04)	$0.49

Income (loss) from discontinued operations per common share
Basic	$—	$—	$0.03	$—
Diluted	$—	$—	$0.03	$—

Weighted average common shares outstanding
Basic	6,854	6,721	6,841	6,713
Diluted	6,854	9,405	6,841	9,378

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – September 30, 2003 and December 31, 2002

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,502	$337
Receivable on sale of subsidiary	4,410	—
Accounts receivable, net	34,961	19,202
Inventories	40,530	38,917
Deferred income taxes	1,811	1,455
Other	3,196	650

Total current assets	87,410	60,561

Property and equipment, net	65,976	58,899
Goodwill	3,651	3,651
Intangible assets	3,995	—
Other assets	10,785	10,291

Total assets	$171,817	$133,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$31,942	$15,036
Current maturities of long-term debt	47,904	3,027
Accounts payable	34,433	9,344
Book overdraft	1,547	10,310
Accrued liabilities	10,236	9,224

Total current liabilities	126,062	46,941

Other long-term liabilities	8,585	1,817
Long-term debt, less current maturities	3,723	14,750
Financing lease obligation, less current maturities	13,040	13,105
Senior subordinated debt	—	30,870

Total liabilities	151,410	107,483

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,296
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,258,850 and 7,002,950 shares, respectively	73	70
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	31,378	30,488
Unearned compensation	(1,215)	(920)
Notes receivable from officers and employees on common stock purchases	(835)	(835)
Accumulated other comprehensive income	205	74
Retained earnings (accumulated deficit)	(16,135)	(9,254)

Total stockholders’ equity	20,407	25,919

Total liabilities and stockholders’ equity	$171,817	$133,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2003 and 2002 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(6,881)	$4,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	55	(253)
Depreciation and amortization	8,987	6,734
Royalty accretion	492	—
Amortization of debt issue costs, discounts and premiums	1,449	1,531
Receivable provisions	(1,283)	451
Inventory writedown to estimated market value	(310)	—
Issuance of subordinated debt for interest payment	523	512
Non-cash compensation	419	129
Federal income tax refund	—	4,863
Change in operating assets and liabilities	9,543	(7,825)

Net cash provided by operating activities	12,994	10,756

Cash flows from investing activities:
Purchases of property and equipment	(1,730)	(550)
Purchase of Extrusion Technologies, Inc.	(19,081)	—
Proceeds from sale of property and equipment	189	1371
Payments on notes receivable	—	56

Net cash (used in) provided by investing activities	(20,622)	877

Cash flows from financing activities:
Change in cash overdraft	(8,763)	6,653
Net borrowings (payments) under revolving credit facility	16,906	(17,151)
Proceeds from financing lease obligation	—	13,352
Repayment on financing lease obligation	(72)	(322)
Payment of financing costs	(725)	(1,192)
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	(2,790)	(12,374)
Issuance of common stock through exercise of stock options	237	32

Net cash provided by (used in) financing activities	9,793	(11,002)

Net change in cash and cash equivalents	2,165	631
Cash and cash equivalents at beginning of period	337	624

Cash and cash equivalents at end of period	$2,502	$1,225

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

On March 14, 2003, PW Eagle, Inc. acquired Uponor ETI Company as described in Note 2. The acquisition is included in the September 30, 2003 balance sheet and all operating results and cash flows from the date of acquisition have been included in the statements of income for the three and nine month periods ending September 30, 2003 and of cash flows for the nine month period ending September 30, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and its cash flows for the nine month periods ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications were made to the prior year financial statements to conform to the September 30, 2003 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2. Acquisition

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company (the “Acquisition”). In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (“ETI”) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor.

ETI is a manufacturer of polyvinyl chloride (PVC) pipe in the North American market for municipal engineering applications. ETI produces approximately 200 million pounds of PVC pipe annually in diameters ranging from 4 to 36 inches. Their products are used for water transmission and sanitary, storm sewer and roadway drainage applications. ETI’s Ultra line of products utilizes proprietary processes or designs, which result in superior strength-to-weight characteristics relative to competitive products. ETI’s Ultra product “Ultra Blue” incorporates a proprietary molecular-oriented manufacturing process to create PVC pressure pipe that, despite its thinner wall, provides greater impact strength and flow capacity while yielding comparable pressure ratings as conventional PVC pressure pipe.

In addition to its PVC pipe products, ETI had a wholly owned subsidiary, Mid-States Plastics, Inc., (“MSP”) which manufactures plastic water meter boxes used in the construction industry. This subsidiary was sold on September 30, 2003. The results of operations of MSP are shown as discontinued operations in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2003.

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 31% of the net sales of ETI were from sales of its Ultra products, approximately 8% were from Mid-States, and the balance was from conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, Missouri and its operating headquarters is in Denver, Colorado. PW Eagle intends to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products.

The final purchase price for Uponor ETI of $27.3 million is comprised of cash payments of $22 million, a licensing agreement valued at $7.8 million and $0.6 million of transaction fees, net of a final working capital adjustment of $3.1 million. Under a licensing agreement with Uponor Innovation AB, ETI will pay a minimum of $8 million and a maximum of $12 million in royalties based on the sales of the Ultra products over the next eight years. Payments will be made quarterly based on actual sales. The licensing agreement has been recorded at its net present value of $7.8 million, including an unsecured promissory note of $0.2 million that was issued to Uponor North America. The note bears an interest rate of 7% and requires quarterly payments of $10,000 commencing on March 31, 2003 and ending on December 31, 2010. Under the terms of the promissory note, all payments on this note reduce amounts due under the licensing agreement.

The Acquisition has been accounted for as a purchase business combination. The final purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$21.9
Assets held for sale	4.1
Property, plant and equipment	15.2
Intangible assets	4.5
Other	0.2
Current liabilities	(14.9)
Non-current tax liabilities	(3.7)

$27.3

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks. Assets held for sale relate to the net assets of MSP, including goodwill of $1.1 million.

On September 30, 2003, the Company sold its wholly owned subsidiary MSP for a purchase price of $4.4 million. In connection with the sale, the Company recorded a $4.4 million receivable at September 30, 2003. Payment of this receivable was received on October 1, 2003. The Company incurred $0.3 million of transaction costs in connection with the sale, including $0.1 million of severance. No gain or loss was recorded on the sale.

The acquisition was financed with an equity contribution from PW Eagle to ETI of $7.0 million from PW Eagle’s revolving line of credit, a $5.0 million Term Note under ETI’s new Senior Credit Facility and a $10.0 million draw under ETI’s Revolving Credit Facility (see Note 6). Through September 30, 2003, ETI was operated as a stand-alone, wholly owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guaranties or cross defaults. The Company plans to merge ETI into PW Eagle in the fourth quarter of 2003.

The following unaudited pro forma condensed consolidated statements of operations have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI’s historical financial statements and are based on the estimates and assumptions set forth below.

The unaudited pro forma combined results of operations as if the Acquisition occurred on the first day of each year presented are as follows (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$96,241	$83,217	$270,281	$260,437
Income (loss) from continuing operations	(5,450)	4,406	(6,801)	4,269
Income (loss) from continuing operations per share:
Basic	(0.80)	0.66	(0.99)	0.64
Diluted	(0.80)	0.47	(0.99)	0.46

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

3. New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company has not entered into or modified any derivative contracts subsequent to June 30, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatory redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB indefinitely deferred the effective date for applying the provisions of FAS No. 150 for a) mandatorily redeemable financial instruments of certain non-public entities and b) certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

On January 17, 2003, the FASB issued Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” The Interpretation expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as a variable interest entity. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has not created any variable interest entities after January 31, 2003. FIN 46 is applicable in the interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not completed its evaluation of the impact associated with the adoption of FIN 46.

4. Other Financial Statement Data

The following provides additional information concerning inventories (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$9,818	$8,770
Finished goods	30,712	30,147

	$40,530	$38,917

A writedown to finished goods inventory for $0.3 million was recorded in the third quarter to reduce inventories to estimated market value.

The Company entered into an agreement during the fourth quarter to sell its Phoenix, Arizona plant for $2.3 million. The plant has a net book value of $1.9 million at September 30, 2003 and is recorded in “other current assets.” The sale is expected to close in the fourth quarter of fiscal 2003.

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	September 30, 2003	September 30, 2002
Issuance of warrant related to the acquisition of ETI	$640	$—
Cancellation of restricted stock	—	(123)
Issuance of restricted stock	538	871
Issuance of warrant related to sale-leaseback transaction	—	410
Settlement of note receivable in exchange for common stock	—	(95)
Deferred financing costs related to the sale-leaseback transaction (included in other non-current assets and capital lease obligation)	—	637
Receivable related to sale of MSP	(4,410)	—

5. Goodwill and Intangible Assets

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2003, with no change in the carrying value of goodwill recorded. As of September 30, 2003, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

In connection with our acquisition of Uponor ETI Company, the Company acquired intangible assets consisting of customer relationships, manufacturing technology, patents and trademarks. These assets have been valued at $4.7 million in total and are being amortized over four to twelve years using the straight-line basis. As of September 30, 2003, amortization expense and accumulated amortization is $504,000. Estimated annual amortization expense is $736,000 for fiscal 2003.

6. Financing Arrangements

In connection with our acquisition of Uponor ETI Company, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow. Excess cash flow is defined as 50% of the amount equal to EBITDA less non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. EBITDA is defined as net income plus interest, income taxes, depreciation and amortization. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of September 30, 2003, there are no amounts outstanding under the Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Effective April 1, 2003, ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At September 30, 2003, the Contract had a notional amount of $2.3 million and a fair value of $0.1 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), during the first quarter of 2003 to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

On May 30, 2003, the Company amended its Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from September to January and $45.0 million from February to May.

Scheduled aggregate annual maturities of amounts classified as debt obligations at September 30, 2003, under terms of the revised loan agreements are (in thousands):

	Senior and Subordinated Debt and Other Notes	Financing Lease Obligation	Total
Three months ending December 31, 2003*	$47,054	$413	$47,467
Year ended December 31:
2004	1,025	1,651	2,676
2005	3,276	1,651	4,927
2006	28	1,651	1,679
2007	31	1,651	1,682
2008	33	1,651	1,684
Thereafter	75	21,347	21,422

Total scheduled cash payments	51,522	30,015	81,537
Less amounts representing interest	—	(16,870)	(16,870)

Total amounts classified as debt obligations at September 30, 2003	$51,522	$13,145	$64,667

*	Includes the reclassification of certain senior and subordinated totaling $44,177 debt due to covenant violations anticipated in the fourth quarter of 2003.

Management estimates that the fair market value of borrowing under the Senior Credit Facilities, Senior Subordinated Notes, and the financing lease obligation approximates the carrying value at September 30, 2003 as the applicable interest rates approximate current market rates.

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

In the fourth quarter, the Company amended the covenants of its ETI and PW Eagle senior debt and its financing lease obligation effective September 30, 2003. The Company also amended the covenants of its subordinated debt during the third quarter of 2003. As a result of these amendments, the Company is in compliance with its covenants at September 30, 2003. Under current industry conditions and debt structure, the Company anticipates that it will be in violation of the covenants of its PW Eagle senior and subordinated debt at December 31, 2003. Accordingly, the Company has reclassified the PW Eagle senior and subordinated debt from long term to current as of September 30, 2003 in accordance with Emerging Issues Task Force (EITF) No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” Under current industry conditions and debt structure, the Company anticipates that it will be in compliance with the covenants of its ETI senior debt and the covenants of its financing lease obligation at December 31, 2003. Accordingly, the long term portion of these debts is not reclassified in accordance with EITF No. 86-30.

7. Comprehensive Income (Loss)

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)	$(5,473)	$4,083	$(6,881)	$4,614
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(3)	81	(45)	238
Unrealized gain on securities from non-qualified deferred compensation plans	44	(130)	176	(61)

Total comprehensive income (loss)	$(5,432)	$4,034	$(6,750)	$4,791

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

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss), as reported	$(5,473)	$4,083	$(6,881)	$4,614
Less total stock-based employee
Compensation expense under the fair
value-based method, net of tax	(83)	(71)	(250)	(212)

Pro forma net income (loss)	$(5,556)	$4,012	$(7,131)	$4,402

Basic net earnings per share
As reported	$(0.80)	$0.61	$(1.01)	$0.69
Pro forma	$(0.81)	$0.60	$(1.04)	$0.66
Diluted net income (loss) per share
As reported	$(0.80)	$0.43	$(1.01)	$0.49
Pro forma	$(0.81)	$0.42	$(1.04)	$0.47

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

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Income (loss) from continuing operations	$(5,450)	$4,083	$(7,075)	$4,614
Net income (loss)	$(5,473)	$4,083	$(6,881)	$4,614

Weighted average shares – basic	6,854	6,721	6,841	6,713
Effect of dilutive securities	—	2,684	—	2,665

Weighted average shares – diluted	6,854	9,405	6,841	9,378

Income (loss) from continuing operations per share:
Basic	$(0.80)	$0.61	$(1.04)	$0.69
Diluted	$(0.80)	$0.43	$(1.04)	$0.69

Net income (loss) per share:
Basic	$(0.80)	$0.61	$(1.01)	$0.49
Diluted	$(0.80)	$0.43	$(1.01)	$0.49

Options to purchase 1,107,350 shares of common stock, warrants to purchase 2,410,542 common shares and unvested restricted stock of 376,750 shares were outstanding at September 30, 2003, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2003 because inclusion of these shares would be anti-dilutive. Options to purchase 244,611 and 187,841 shares of common stock were outstanding during the three and nine month periods ending September 30, 2002, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

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

	September 30, 2003	December 31, 2002
Accrual for product warranties – beginning of year	$200	$200
Accruals for warranties issued during the period	110	73
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made during the year	(67)	(73)

Accrual for product warranties – end of period / year	$243	$200

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.2 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.2 million. No amounts were drawn on these letters of credit for the period ending September 30, 2003.

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

On September 30, 2003, the Company issued restricted stock grants of 80,000 shares and granted incentive stock options to purchase 60,000 shares to officers of the Company. The restricted stock and options were issued at fair market value effective September 30, 2003 and vest over 1 to 5 years, respectively. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares bears a standard restrictive securities legend.

13. Income Taxes

The Company has evaluated the realizability of its deferred tax assets at September 30, 2003 and concluded that no valuation allowance is required. These deferred tax assets totaling $5.1 million, classified in other long term assets, at September 30, 2003 are primarily comprised of net operating loss carryforwards available to offset future taxable income. The Company’s conclusion considers the very cyclical nature of its industry, the Company’s ability to generate earnings and cash flows over a business cycle and the Company’s long history within its industry. The Company will continue to assess the need for a valuation allowance should conditions associated with the considerations above change.

14. Subsequent Events

Separation of Polyethylene Pipe Business

On August 22, 2003 the Company created a wholly owned subsidiary, PW Poly Corp (“PW Poly”). On October 1, 2003, the Company transferred certain assets and certain liabilities of its polyethylene pipe business to PW Poly. Machinery and equipment with a net book value of $2.0 million and inventory with a net book value of $1.8 million were transferred to PW Poly. In addition, PW Poly assumed payables related to its business with a net book value of $0.6 million. PW Poly paid the Company $1.5 million of cash upon transfer of the net assets. As PW Poly and the Company are entities under common control, the transfer of the net assets was recorded at historical cost.

In connection with the creation of the PW Poly subsidiary, PW Poly entered into a Senior Credit Facility consisting of (i) a Revolving Credit Facility of $3.5 million, and (ii) a $1.1 million Term Note. The PW Poly Revolving Credit Facility bears an interest rate of prime plus 1.0%. PW Poly is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payment terms of the PW Poly Term Note are due in monthly payments of $18,333 beginning on November 1, 2003 until it is paid in full on September 1, 2006. The Term Note bears an interest rate of prime plus 1.5%.

Under the PW Poly Senior Credit Facility, PW Poly is required to comply with certain restrictive financial ratios and covenants relating to debt service coverage, senior debt to tangible capital base, minimum earnings before tax and capital expenditures, as well as other customary covenants, representations, warranties, and funding conditions. The PW Poly Senior Credit Facility is collateralized by nearly all of the assets of PW Poly.

On October 1, 2003, PW Poly, together with an affiliate of William Blair Mezzanine Capital Partners and members of the management team of the acquired company, acquired the business of W.L. Plastics, LLC, for approximately $17.6 million. PW Poly acquired an equity interest in W.L. Plastics of approximately 5.4% in exchange for $0.3 million of cash and will have the right to increase its equity ownership in W.L. Plastics to approximately 30% on a fully diluted basis by acquiring additional equity between now and January 16, 2004.

PW Poly focuses on extruding small diameter polyethylene pipe in sizes up to 8 inches in diameter. While there is some overlap in sizes, W.L. Plastics focuses primarily on extruding large diameter polyethylene pipe with the bulk of its products currently in the 8-inch to 24-inch diameter sizes. While the two businesses do not have common ownership, they do anticipate cooperating in ways that should benefit both companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.7	73.5	87.9	78.5
Gross profit	7.3	26.5	12.1	21.5
Operating expenses	13.4	12.0	13.2	13.4
Operating income	(6.1)	14.5	(1.1)	8.1
Non-operating expense	3.2	4.1	3.5	4.2
Income (loss) from continuing operations before income taxes	(9.3)	10.4	(4.6)	3.9
Income tax expense (benefit)	(3.5)	4.0	(1.8)	1.5
Net income (loss) from continuing operations	(5.8)	6.4	(2.8)	2.4
Discontinued operations	—	—	0.1	—
Net income (loss)	(5.8)	6.4	(2.7)	—

We posted net sales of $96.2 million for the three month period ended September 30, 2003, an increase of 51% compared to the three month period ended September 30, 2002. Pipe pounds sold increased 77% for the three month period ended September 30, 2003 as compared to the same period in 2002. The current period includes the acquisition of ETI on March 14, 2003. Sales from ETI contributed 28% of the net sales increase and 28% of the increase in pipe pounds sold for the three month period ended September 30, 2003 compared to the same period in 2002. We believe that distributors built inventory during the first quarter of 2003 and then reduced inventory during the second quarter. Distributors entered the third quarter with lower inventories, resulting in increased demand for our products to serve their customers during the construction season. After increasing in the first and second quarters of 2003 in response to increased raw material costs, pipe prices decreased 9% compared to the second quarter and 12% compared to the three month period ended September 30, 2002.

We posted net sales of $249.6 million for the nine month period ended September 30, 2003. This is an increase of 29% compared to the nine month period ended September 30, 2002. Pipe pounds sold increased 16% for the nine month period ended September 30, 2003 as compared to the same period in 2002. Sales from ETI contributed 27% of the net sales increase for the nine month period ended September 30, 2003 compared to the same period in 2002. The change in pipe pounds sold is comprised of an increase of 24% from ETI’s sales and a decrease of 8% from PW Eagle’s sales for the nine month period ended September 30, 2003 compared to the same period in 2002. Average pipe prices were 14% higher during the nine month period ended September 30, 2003 compared to the same period in 2002, primarily in response to higher raw material costs in the current year.

Gross profit, as a percentage of net sales, for the three and nine month periods ended September 30, 2003, decreased 19% and 9%, respectively, as compared to the same periods in 2002. Gross profit percentage decreased to approximately 12% of net sales in the first nine months of 2003 due to PVC resin prices increasing faster than pipe sale prices. PVC resin prices increased from January through April of 2003, then decreased in the third quarter. Pipe sale prices peaked early in the second quarter and decreased faster than resin prices, through September, thereby decreasing our gross profit percentage. In addition, gross profit for the nine month period ended September 30, 2003 decreased due to one-time purchase accounting valuation adjustments totaling $1.6 million associated with the finished goods inventory acquired with ETI.

Operating expenses increased $5.2 million for the three month period ended September 30, 2003 and $7.0 million for the nine month period ended September 20, 2003, compared to the same periods in the prior year. These increases are primarily the result of increased freight costs from the higher sales volume in the current periods.

Non-operating expenses increased $0.4 million for the three month period ended September 30, 2003 and $0.5 million for the nine month period ended September 30, 2003 compared to the same periods in the prior year. These increases are primarily due to the higher levels of interest-bearing debt in the current year, resulting in higher interest expense.

The income tax provisions for the three and nine month periods ended September 30, 2003 and 2002 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for the periods presented.

We evaluated the realizability of our deferred tax assets at September 30, 2003 and concluded that no valuation allowance is required. These deferred tax assets totaling $5.1 million at September 30, 2003 are included in other non-current assets and are primarily comprised of net operating loss carryforwards available to offset future taxable income. Our conclusion considers the very cyclical nature of its industry, the Company’s ability to generate earnings and cash flows over a business cycle and our long history within the industry. We will continue to assess the need for a valuation allowance should conditions associated with the considerations above change.

Liquidity and Capital Resources

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (Uponor), a subsidiary of Uponor Oyj, a Finish company. In connection with the acquisition, Uponor ETI Company was merged with and into a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor and Extrusion Technologies, Inc. (ETI). For a complete description of the acquisition of Uponor ETI, see Note 2.

In connection with the Acquisition, ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow. Excess cash flow is defined as 50% of the amount equal to EBITDA less non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. EBITDA is defined as net income plus interest, income taxes, depreciation and amortization. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. As of September 30, 2003, there are no amounts outstanding under the Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Effective April 1, 2003 ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At September 30, 2003 the Contract had a notional amount of $2.3 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), in the first quarter of 2003 to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004 PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholders’ equity and a discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt.

On May 30, 2003, we amended our Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from September to January and $45.0 million from February to May.

The Company’s obligations under various long-term debt arrangements, including the new ETI Senior Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2003	2004	2005	2006	2007	2008	Thereafter
Term Notes	$19,900	$15,650	$1,000	$3,250	$—	$—	$—	$—
Senior Subordinated Notes	31,377	31,377	—	—	—	—	—	—
Capital lease obligation	30,015	413	1,651	1,651	1,651	1,651	1,651	21,347
Operating leases	3,294	354	1,060	400	359	325	328	468
Other notes	245	27	25	26	28	31	33	75

	$84,831	$47,821	$3,736	$5,327	$2,038	$2,007	$2,012	$21,890

The Company is required to maintain standby letters of credit totaling $2.2 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.2 million. No amounts were drawn on these letters of credit for the period ending September 30, 2003.

We had negative working capital of $(38.7) million and excess borrowing capacity under our Revolving Credit Facilities of $16.9 million at September 30, 2003.

Cash provided by operating activities was $13.0 million in the first nine months of 2003 compared to $10.8 million in the first nine months of 2002. The primary sources of cash were the decrease in inventories and an increase in accounts payable.

Investing activities utilized $20.6 million primarily for the purchase of Uponor ETI Company in the first quarter of 2003.

Financing activities provided $9.8 million during the first nine months of 2003. The primary source of cash was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle. The Company made a final payment of $0.6 million to the original owners of our previously owned Hillsboro, Oregon manufacturing facility. Debt issuance and financing costs of $0.7 million were incurred in connection with the establishment of ETI’s Senior Credit Facility. Financing activities used $11.0 million in 2002. In 2002, we entered into a sale-leaseback transaction, generating $13.4 million in proceeds. We used the proceeds to reduce term debt by $8.8 million. The remaining sale-leaseback proceeds were applied to the Revolving Credit Facility. Debt issuance and financing costs of $1.2 million were incurred to complete these transactions. These costs will be amortized and expensed as interest expense over the life of the respective loans.

We had commitments for capital expenditures of $0.4 million at September 30, 2003, which we intend to fund from operating cash flows. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current business requirements, including working capital requirements.

In the fourth quarter, the Company amended the covenants of its ETI and PW Eagle senior debt and its financing lease obligation effective September 30, 2003. The Company also amended the covenants of its subordinated debt during the third quarter of 2003. As a result of these amendments, the Company is in compliance with its covenants at September 30, 2003. Under current industry conditions and debt structure, the Company anticipates that it will be in violation of the revised covenants of its PW Eagle senior and subordinated debt at December 31, 2003. Accordingly, the Company has reclassified the PW Eagle senior and subordinated debt from long term to current as of September 30, 2003 in accordance with Emerging Issues Task Force (EITF) No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” Under current industry conditions and debt structure, the Company anticipates that it will be in compliance with the covenants of its ETI senior debt and the revised covenants of its financing lease obligation at December 31, 2003. Accordingly, the long term portion of these debts is not reclassified in accordance with EITF No. 86-30. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company has not entered into or modified any derivative contracts subsequent to June 30, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatory redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB indefinitely deferred the effective date for applying the provisions of FAS No. 150 for a) mandatorily redeemable financial instruments of certain non-public entities and b) certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

On January 17, 2003, the FASB issued Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” The Interpretation expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as a variable interest entity. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has not created any variable interest entities after January 31, 2003. FIN 46 is applicable in the interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not completed its evaluation of the impact associated with the adoption of FIN 46.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of November 14, 2003 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) grew at 7.2% in the third quarter of 2003, compared to 3.3% in the second quarter of 2003. We believe GDP growth will be moderate in the fourth quarter of 2003 and remain moderate in 2004, resulting in moderate demand for PVC resin and PVC pipe. Because PVC producers and pipe producers began 2003 with relatively low finished goods inventories and distributors built inventories in reaction to increasing product prices, we believe the demand for PVC resin and PVC pipe was greater than supply during the first quarter of 2003. Because distributors reduced their purchases in response to falling prices during the second quarter and pipe producers curtailed production, we believe the supply of PVC resin and PVC pipe was greater than demand during the second quarter of 2003. We believe the increased demand for PVC pipe in the third quarter of 2003 is a result of normal seasonal construction activity. GDP is forecast to be 4.5% for the fourth quarter of 2003 and 4.0% for the first quarter of 2004 and we believe distributor inventories have remained at normal levels during the third quarter. As a result of these factors, we believe that the demand for PVC resin and PVC pipe will be in balance during the fourth quarter of 2003 and the first half of next year.

Demand for PVC resin was strong during the first four months of 2003 and resin prices increased a total of $0.08 per pound from January through April. Demand for PVC resin weakened in May and June and PVC prices decreased by $0.02 per pound in June and $0.01 per pound in July. In response to the increased demand for PVC late in the third quarter, PVC prices increased $0.02 per pound in September. We do not expect any further increases in the fourth quarter.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of between two and three percent per year through 2007. The actual growth rate in each year may be higher or lower based on short-term economic conditions. We have historically grown, and expect in the future to be able to grow, at rates in excess of the industry averages due to our emphasis on customer satisfaction and product quality. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC raw material resin prices and the demand for PVC pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2003, PVC resin producers implemented a $0.02 per pound price increase for each of January, February, March and April. Demand for PVC resin weakened in May and June and PVC prices decreased by $0.02 per pound in June and $0.01 per pound in July. The price increased $0.02 per pound in September in response to stronger demand in the third quarter.

Our gross margin decreases when the supply of PVC and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and later ceased operations at two manufacturing facilities. This has resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, we do not expect this idled capacity to re-start in the first half of 2004. In addition, we believe the production of PVC resin may be limited by the availability of chlorine manufacturing capacity. Chlorine is a major raw material used in the production of PVC resin.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, the markets for both PVC resin and PVC pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of the PVC resin producers has increased from just over 9 billion pounds to almost 18 billion pounds today. Published PVC resin prices have fluctuated from a low of approximately $.26 per pound in 1992 to a high of approximately $.40 per pound in 1995 to a low of approximately $.25 per pound in 1999 to a high of approximately $.40 per pound in 2000 to a low of approximately $.25 per pound at the end of 2001 to its current level of approximately $.44 per pound in September 2003.

While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations when supply will exceed demand, driving prices and gross margins down. These conditions could result from a general economic slowdown, either domestically or elsewhere in the world, or manufacturing capacity increases in either PVC resin or PVC pipe. As a result of the size of both the PVC resin and PVC pipe markets, and the consolidation that has occurred in these industries, we believe that fluctuations in prices from capacity increases are likely to be less extreme than they have been historically. General economic conditions both in the United States and abroad will, however, continue to have a significant impact on our prices and gross margins.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

We have a significant amount of indebtedness outstanding. As a result, we must allocate a significant portion of cash resources to pay the principal and interest on this debt.

In the fourth quarter, the Company amended the covenants of its ETI and PW Eagle senior debt and its financing lease obligation effective September 30, 2003. The Company also amended the covenants of its subordinated debt during the third quarter of 2003. As a result of these amendments, the Company is in compliance with its covenants at September 30, 2003. Under current industry conditions and debt structure, the Company anticipates that it will be in violation of the revised covenants of its PW Eagle senior and subordinated debt at December 31, 2003. Accordingly, the Company has reclassified the PW Eagle senior and subordinated debt from long term to current as of September 30, 2003 in accordance with Emerging Issues Task Force (EITF) No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” Under current industry conditions and debt structure, the Company anticipates that it will be in compliance with the covenants of its ETI senior debt and the revised covenants of its financing lease obligation at December 31, 2003. Accordingly, the long term portion of these debts are not reclassified in accordance with EITF No. 86-30. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we fail to obtain a waiver or amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

The Company is in the process of implementing a strategic initiative to strengthen its balance sheet and de-leverage the Company. Elements of the strategic initiative and their current status are as follows:

•	Additional Potential Asset Sales – The Company expects to close the sale of its idled Arizona facility by the end of November with net cash proceeds of approximately $2.3 million. The Company has a signed purchase agreement for the sale and leaseback of its Visalia, California and Sunnyside, Washington facilities. The sale price for these facilities is $3.5 million. This sale-leaseback is expected to close in December. PW Eagle is also in discussions with several potential buyers for the Hastings, Nebraska and Baker City, Oregon facilities, valued at approximately $2.1 million, that are being leased to the Company’s PW Poly Corp. subsidiary. The Company hopes to complete the sale of these facilities in early 2004.

•	Enhanced Credit Facility – The Company has received a proposal from its current senior lenders offering an enhanced credit facility that when combined with the sale of assets and the raising of additional equity would permit the Company to repay all of its subordinated debt. This proposal is not a binding commitment and is subject to a number of conditions.

•	Equity Placement – The Company has started the process of raising approximately $15 million pursuant to a private placement of convertible preferred stock to accredited investors. The Company anticipates completion of the offering late this year or in the first quarter of 2004.

THE CONVERTIBLE PREFERRED STOCK WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE OFFERED OR SOLD ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

There is no assurance that any or all of the elements of the strategic initiative described above will be completed, or if completed, that they will be completed within the time frame currently contemplated or on terms currently contemplated.

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

Other risk factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the PVC resin and pipe industry that puts pressure on the price of PVC resin and PVC pipe; and (iii) net operating loss utilization. We have evaluated the realizability of our deferred tax assets at September 30, 2003 and concluded that no valuation allowance is required. These deferred tax assets totalling $5.1 million, classified in other long term assets, at September 30, 2003 are primarily comprised of net operating loss carryforwards available to offset future tax income. Our conclusion considers the very cyclical nature of our industry, our ability to generate earnings and cash flows over a business cycle and our long history within its industry. We will continue to assess the need for a valuation allowance should conditions associated with the considerations above change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on variable rate long-term outstanding debt obligations totaling $49.6 million at September 30, 2003. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $248,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. Effective April 1, 2003, ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At September 30, 2003, the Contract had a notional amount of $2.3 million. The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on an evaluation conducted by the Company, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls - There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – See Exhibit Index following the signature page.

(b)	Reports on Form 8-K

The company filed a Form 8-K dated August 8, 2003 reporting the issuance of a press release to announce and furnish the financial results for the three- and six- months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ William H. Spell
William H. Spell
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Scott Long
Scott Long
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2003

EXHIBIT INDEX

PW EAGLE, INC..

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2003

Exhibit No.	Description
Exhibit 10.1	Third Amendment to Third Amended and Restated Loan and Security Agreement.

Exhibit 10.2	Fourth Amendment to Third Amended and Restated Loan and Security Agreement.

Exhibit 10.3	Fifth Amendment to Third Amended and Restated Loan and Security Agreement.***

Exhibit 10.4	Sixth Amendment to Third Amended and Restated Loan and Security Agreement.

Exhibit 10.5	Second Amendment to Loan and Security Agreement.

Exhibit 10.6	Third Amendment to Loan and Security Agreement.

Exhibit 10.7	Amendment No. 8 to the Securities Purchase Agreement.

Exhibit 10.8	Amendment No. 9 to the Securities Purchase Agreement.

Exhibit 10.9	Amendment No. 10 to the Securities Purchase Agreement.

Exhibit 10.10	Landlord Covenant Waiver.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	A Confidential Treatment Request for certain information in this document has been filed with the Securities and Exchange Commission. The information for which treatment has been sought has been deleted from such exhibit and the deleted text replaced by three asterisks (***).