Form 10-K
period 2003-12-31
PW EAGLE INC
filed 2004-03-31
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18050

PW EAGLE, INC.

(Exact name of registrant as specified in its Charter)

Minnesota	41-1642846
(State of incorporation)	(IRS Employer Identification No.)

1550 Valley River Drive, Eugene, Oregon 97401

(Address of principal executive offices)

(541) 343-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by 12-b2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates as of June 30, 2003 was approximately $22,137,000 (based on the closing sale price of $3.92 per share as reported on the Nasdaq Stock Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 26, 2004 was 7,230,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

PART I

ITEM 1. BUSINESS

General

PW Eagle, Inc., a Minnesota corporation, (the Company) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products throughout the United States, including Hawaii and Alaska, and a minimal amount of shipments to selected foreign countries.

Our executive offices and the operating headquarters are located in Eugene, Oregon. We have production facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; Buckhannon, West Virginia; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Our web address is www.pweagleinc.com. Investors can access our news releases and the periodic reports we file with the Securities and Exchange Commission free of charge on our web site.

Changes We Made to Our Business in 2003

Acquisition of Uponor ETI Company

On March 14, 2003, we acquired all of the stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finnish company. In connection with the acquisition, we formed a wholly owned subsidiary. We merged the wholly owned subsidiary into Uponor ETI Company, which changed its name to Extrusion Technologies, Inc.

ETI is a technology leader in the North American polyvinyl chloride (PVC) pipe market for municipal engineering applications. ETI produces approximately 200 million pounds of PVC pipe annually, in diameters ranging from 4 to 36 inches. Their products are used for water transmission and sanitary, storm sewer and roadway drainage applications. ETI’s Ultra line of products utilizes proprietary processes or designs, which result in superior strength-to-weight characteristics relative to competitive products. ETI’s Ultra-Blue product incorporates a proprietary molecular-oriented manufacturing process to create PVC pressure pipe that, despite its thinner wall, provides greater impact strength and flow capacity while yielding pressure ratings comparable to conventional PVC pressure pipe.

In addition to its PVC pipe products, ETI had a wholly owned subsidiary, Mid-States Plastics, Inc., (“MSP”) which manufactured plastic water meter boxes used in the construction industry. This subsidiary was sold on September 30, 2003. The results of operations of MSP are shown as discontinued operations in the Condensed Consolidated Statement of Operations for the twelve months ended December 31, 2003.

For the year ended December 31, 2002, ETI had net sales of $89 million and earnings before interest, taxes, depreciation and amortization of $7.3 million. Approximately 31% of the net sales of ETI are from sales of its Ultra products and approximately 9% of its net sales are from Mid-States Plastics, with the balance being conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, and Missouri and its operating headquarters in Denver, Colorado. We intend to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products and Ultra products. See ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 8-K dated March 14, 2003 for more information regarding our acquisition of ETI.

Recent Internal Business Operation Restructuring

On October 1, 2003, the operating management teams of the previously separate PWPipe and ETI business units were combined into a single operating management team with Jerry Dukes (formerly Senior VP Operations, for ETI) as President. While ETI remains a separate legal entity, this new team has integrated the PWPipe and ETI units into a single operating unit, utilizing the PW Eagle management team. See ITEM 10 “Directors and Executive Officers of the Registrant” for additional information regarding our management team.

Concurrent with these changes in PVC operations, we transferred certain assets and liabilities of our PE pipe operations to PWPoly Corp. (PWPoly). PWPoly operates with a separate management team and has its own credit facilities with no guarantee or cross default provisions. In order to maximize the value of PWPoly, PW Eagle has announced its intention to distribute the shares of PWPoly to PW Eagle shareholders. The PE business now conducted by PWPoly had sales of approximately $10.3 million in 2003. Refer to page 4 for an expanded discussion of the PWPoly business. See ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our PVC Pipe Business

We manufacture and distribute PVC pipe and fittings under the name PW Eagle. Our pressure and non-pressure PVC products consist of ½-inch to 36-inch PVC pipe for applications in the building, municipal water distribution, municipal sewage collection, turf and agriculture irrigation, fiber optic, power distribution and telecommunications industries. We look for new markets and, when appropriate, produce specialized products for our customers. Below are descriptions of our primary PVC pipe products and their applications.

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

Ultra-Blue Water Main Pipe. Ultra-Blue is a molecular oriented PVC (MOPVC) pipe manufactured using proprietary processes that change the molecular orientation of the pipe, yielding greater strength, lighter weight and greater flow capacity than conventional PVC pipe. We produce Ultra-Blue in 6” through 16” diameters.

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

ASTM Gravity PVC Sewer Pipe. Sewer pipe is used to transport wastewater from residential and commercial buildings to a treatment plant. Manufactured in diameters from 4” through 24”, our products are found leaving the home and entering the collection system of the sewage treatment plant. We believe PVC pipe is the most popular product in the nation for this purpose.

Ultra-Rib and Ultra-Corr Pipe. These structural wall pipes are offered in diameters from 8” to 36” for applications in sanitary sewers and storm drains. The proprietary design of these products provides significant strength and weight advantages in comparison to both conventional PVC pipes and competitive materials.

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

Underwriters Laboratories Electrical Conduit. We manufacture a complete line of PVC heavy wall electrical conduit in diameters of ½” through 6” and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

ASTM Utility Duct. Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

Our PE Pipe Business

Separation of PWPoly from PW Eagle

On August 22, 2003 the Company created PWPoly and transferred certain assets and liabilities of our PE pipe business to PWPoly.

PWPoly focuses on extruding small diameter polyethylene pipe in sizes up to 6 inches in diameter. PWPoly’s pressure and non-pressure PE pipe products consist of ½” to 6” PE pipe and tubing for applications in the building, municipal water distribution, municipal sewage collection, irrigation, natural gas, fiber optic, power distribution and telecommunications industries. Below are descriptions of our primary PE pipe products and their applications.

ASTM PE Pressure Pipe. We offer a broad product line, which assures the customer the product of choice for its specific application. Polyethylene pressure pipes are manufactured from high quality PE 2406 and PE 3408 for irrigation. To complete the system, sprinkler pipe and drip tube is manufactured using a linear low-density PE resin.

ASTM PE Pipes for Special Applications. Polyethylene’s unique properties produce valuable products for applications in mining, chemical transport and closed-loop ground coupled heat pump systems. We believe our Eagle Pure-Core Blue® and Eagle Geo-Flo® are recognized leaders in the marketplace. We also produce Eagle Tri-Stripe® for natural gas distribution in diameters from  1/2” to 6”.

We also manufacture and sell PE Fiber Optic Pipe for use in non-pressure applications. We manufacture coiled PE duct pipe in diameters of 2” through 6” in lengths up to 5,000 feet. The pipe is color-coded and available with various features including a form that can be plowed directly into the ground. To complete the system, fiber optic pipe with the same color-codes as PE is offered in PVC.

PWPoly Investment in W.L. Plastics, Inc., an extruder of PE Pipe Products

On October 1, 2003, PWPoly, together with an affiliate of William Blair Mezzanine Capital Partners and members of W.L. Plastics’ management team acquired the business of W.L. Plastics, LLC, for approximately $17.6 million. PWPoly acquired an equity interest in W.L. Plastics of approximately 5.4% in exchange for $0.3 million in professional services rendered. W.L. Plastics focuses primarily on extruding large diameter polyethylene pipe with the bulk of its products currently in the 8-inch to 24-inch diameter sizes. PWPoly and its affiliates do not control W.L. Plastics, nor do they share management. However, W.L. Plastics and PWPoly intend to explore ways they can cooperate to benefit both companies.

On January 16, 2004 PWPoly invested $1.6 million in W.L. Plastics to increase our ownership percentage to 23%.

Potential Spin-off of PWPoly to PW Eagle Shareholders

In connection with our 2003 restructuring, we announced our intent to spin off our shares of PWPoly to PW Eagle shareholders. If the spin-off is completed, the Company anticipates that it will distribute one share of PWPoly stock for each share of PW Eagle stock held by those shareholders of PW Eagle who beneficially own 8,000 shares or more of PW Eagle stock. Those shareholders of PW Eagle who beneficially own less than 8,000 shares will receive a cash distribution for each of their shares of PW Eagle stock in an amount equal to the value of a share of PWPoly stock. This distribution of PWPoly shares or cash to the shareholders of PW Eagle stock is subject to final approval by an independent committee of the Board of Directors of PW Eagle, the issuance of an opinion to the PW Eagle lenders independent committee as to the value of PWPoly, the approval of the transaction by PW Eagle’s and certain governmental approvals and the raising of the cash necessary to make the cash distribution. A record date for this transaction has not yet been established. This transaction will be a taxable event for both PW Eagle and its shareholders. Assuming that PW Eagle is profitable in 2004, the distribution of the PWPoly shares and the cash will be treated as a dividend to the shareholders of PW Eagle. Regardless of whether or not a PW Eagle shareholder receives PWPoly shares or cash in the distribution, the amount of the dividend on a per share basis will be equal to the amount of cash distributed on a per share basis. We anticipate that the spin-off will take place in the third quarter of 2004. There is no assurance that we will complete the spin-off. We intend to keep investors apprised of our progress regarding the spin-off in future press releases and in our periodic reports.

Marketing and Customers

We market our products through a combination of independent sales representatives, company salespersons and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market is the continental United States, Hawaii, Alaska and a minimal amount of shipments to selected foreign countries.

Our marketing strategy focuses on providing high quality products and responsive customer service. We believe our products enjoy wide acceptance and recognition.

Generally, our products are warranted for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

Our customers consist primarily of wholesalers and distributors. We have a broad and diverse group of customers. No customer accounted for more than 8% of our net sales in 2003 and 7% in 2002.

Competition in the PVC and PE Pipe Industry

The plastic pipe industry is highly fragmented and competitive, due to the large number of producers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope and the principal methods of competition are a combination of price, service, warranty and product performance. We compete not only against other PVC and PE plastic pipe manufacturers, but also against ductile iron, steel, concrete and clay pipe producers. Although we believe we have lessened the commodity nature of our business through our brand name and proprietary pipe products, pricing pressure has effected our operating margins and will continue to in the future.

Manufacturing and Supply Sources

Our executive offices and operating headquarters are located in Eugene, Oregon. We have PVC pipe manufacturing facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; West Jordan, Utah; Buckhannon, West Virginia; and Tacoma and Sunnyside, Washington, and a PE pipe manufacturing facility in Hastings, NE, and a PE distribution facility in Baker City, OR.

All eleven PVC pipe manufacturing facilities have compound centers where the PVC resin is precisely mixed with various waxes, colorants, UV protectants and lubricants to create the appropriate compound for each extrusion application. We use high quality raw materials, as well as manufacturing techniques and machinery that incorporate many of the newest extrusion technologies. Compounded PVC resin is automatically transported from storage silos to the extrusion equipment by a vacuum feeding system.

PE resin comes premixed with additives and is conveyed directly from storage silos to the extruders.

Extrusion is a common manufacturing process used in the production of plastic products. During production, PVC or PE resin compound is placed in an extrusion machine, where the PVC or PE material is heated into a plastic state and pulled through a sizing apparatus to produce pipe or tubing of the desired diameter. The newly extruded pipe or tubing is moved through a water cooling trough, marked to indicate the identity of the pipe or tubing and cut to length. Multiple warehousing and outdoor storage facilities are used to store finished product. Inventory is shipped from storage to customers by common carrier or by our vehicles.

At each phase of the manufacturing process, we strive to pay great attention to quality and production of a consistent product. Our PVC and PE pipe products are produced in compliance with consensus standards, such as American Society for Testing Materials, American Water Works Association and Underwriter’s Laboratory. We have a quality assurance program, which has its own testing lab for both resin and finished goods.

We acquire our PVC and PE resin in bulk, mainly by rail car, from primarily two sources. During the years ended December 31, 2003, 2002, and 2001, purchases of raw materials from two vendors totaled 85%, 79% and 77% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. However, the loss of a key supplier could have a significant impact on our business.

Business Seasonality

Due to general weather constraints in the geographic markets in which we operate, the demand for our products tends to be seasonal. As a result, we experience fluctuations in sales, accounts receivable and inventory levels during the year. Generally our sales are weaker during the winter months, when construction is slower, and improves during the second and third quarters, when construction and development improves.

Backlog

Our goal is to keep delivery lead times to a minimum in order to meet customer requirements, thus minimizing backlog. Our backlog on March 26, 2004, was approximately $40.9 million of plastic pipe compared to $10.3 million on March 14, 2003. The backlog on March 14, 2003 did not include the ETI activity. Backlog increased by 297% over a similar period in 2003. Approximately $18 million is from the inclusion of ETI. The balance of the increase is from the strong increase in demand for our products in the first quarter of 2004.

Employees

We have approximately 924 employees, 175 are in administration, 136 in sales and shipping and 613 in manufacturing. Except for our production and maintenance employees at the Buckhannon, West Virginia facility, none of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 2. PROPERTIES

Our executive offices and operating headquarters are located in leased office space in Eugene, Oregon. Our PVC pipe manufacturing and warehouse facilities are located in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; Buckhannon, West Virginia; West Jordan, Utah; and Tacoma and Sunnyside, Washington. We both own and lease portions of our facilities in Hastings, Nebraska and lease our manufacturing facilities in Eugene, Oregon and Conroe, Texas. We lease our operating headquarters in Eugene, Oregon and manufacturing plants in Perris, California, West Jordan, Utah and Tacoma, Washington pursuant to a long-term lease agreement (see ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to the financial statements under ITEM 8.).

PWPoly has a manufacturing facility in Hastings, Nebraska and a distribution warehouse in Baker City, Oregon.

On December 31, 2003 we sold our idled manufacturing facility in Phoenix, Arizona for $2.3 million. Proceeds from the sale, as required under our loan agreement were used to pay down long-term debt. In 2002, we sold our Hillsboro, Oregon manufacturing facility and certain equipment for $1.3 million. Proceeds from the sale were used to pay down long-term debt.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The operating manufacturing facilities, as currently equipped, are operating at approximately 94% of capacity in the first quarter of 2004.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the Nasdaq Stock Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2003 and 2002:

	High	Low
Year ended December 31, 2003:
First Quarter	$6.35	$4.16
Second Quarter	6.95	3.92
Third Quarter	4.11	3.37
Fourth Quarter	4.89	3.76

Year ended December 31, 2002:
First Quarter	$6.10	$3.69
Second Quarter	7.15	5.56
Third Quarter	6.50	3.15
Fourth Quarter	5.01	2.95

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 26, 2004, there were 7,230,350 shares of common stock outstanding held by approximately 1,380 shareholders of record and approximately 1,524 shareholders in street name. Common stock outstanding decreased 28,500 shares during the first quarter of 2004 from the retirement of 33,500 shares of unvested restricted stock and increased by the exercise of 5,000 stock options.

We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain future earnings, if any, for operations and does not intend to pay common stock dividends in the near future, other than dividends issued in connection with the PWPoly spin-off.

ITEM 6. SELECTED FINANCIAL DATA

PW EAGLE, INC.

SUMMARY OF OPERATIONS

(in thousands, except for per share amounts)

Years ended December 31	2003[2]	2002	2001	2000	1999[1]
Net sales	$331,787	$251,275	$246,130	$343,974	$153,950
Gross profit	36,749	45,479	26,471	87,358	43,465
Operating expenses	46,307	33,791	34,504	41,263	24,797
Operating income (loss)	(9,558)	11,688	(8,033)	46,095	18,668
Interest expense	11,828	11,001	11,775	13,655	5,125
Other (income) expense, net	(470)	(257)	377	2,596	1,599
Income (loss) before income taxes	(20,916)	944	(20,185)	29,844	11,944
Income (loss) from continuing operations (net of tax)	(12,912)	571	(12,856)	18,218	14,562
Income from discontinued operations (net of tax)	194	—	—	—	—
Net income (loss)	(12,718)	571	(12,856)	18,218	13,161

Earnings (loss) from continuing operations per share:
Basic	$(1.89)	$0.09	$(1.80)	$2.34	$1.88
Diluted	$(1.89)	$0.06	$(1.80)	$1.72	$1.48

Income from discontinued operations per share:
Basic	$0.03	$—	$—	$—	$—
Diluted	$0.03	$—	$—	$—	$—

Earnings (loss) per share:	$(1.86)	$0.09	$(1.80)	$2.34	$1.88
Basic	$(1.86)	$0.06	$(1.80)	$1.72	$1.48
Diluted

Average number of common shares outstanding:
Basic	6,852	6,717	7,139	7,778	6,998
Diluted	6,852	9,376	7,139	10,592	9,812

FINANCIAL POSITION (in thousands)

December 31	2003	2002	2001	2000	1999
Working capital	$(3,610)	$13,620	$(1,431)	$19,459	$1,735
Total assets	165,178	133,402	137,410	158,379	167,787
Long-term and subordinated debt and financing lease obligation, net of current portion	59,827	58,725	53,724	55,568	64,252
Stock warrants (included under liabilities)	—	—	—	5,887	5,887
Stockholders’ equity	15,235	25,919	24,259	41,979	22,058

[1]	Includes operations of PWPipe from September 16, 1999, the date of acquisition.
[2]	Includes operations of ETI from March 14, 2003, the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

During 2003, our business has gone through changes and faced challenges. On March 14, 2003, we acquired ETI, which with net sales in 2002 of $89 million, significantly increased the size of our business. On October 1, 2003, we announced the reorganization of our operating management structure to integrate PWPipe and ETI into a single operating unit. This integration was substantially complete by December 31, 2003.

At December 31, 2003, we were not in compliance with our loan agreements. We have worked closely with our lenders and have reached agreements waiving all conditions of default and amending covenants such that we believe we will be in compliance with our agreements through March 31, 2005, and we believe we have sufficient liquidity to meet our obligations through that date as well.

Each of these matters is discussed in more detail below.

We monitor several nonfinancial indicators in evaluating our business operations and future prospects, including:

•	Price of PVC and PE resin

•	Our nation’s gross domestic product (GDP)

•	Interest rates

•	Demand for PVC and PE pipe products, and

•	Dollars per pound of pipe sold.

We provide a more detailed discussion of PVC and PE resin prices, GDP, interest rates and demand for PVC and PE pipe products under the “Outlook” section of this discussion.

We believe main drivers of industry performance are GDP growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. While GDP growth did improve in 2003 compared to 2002, demand for PVC resin for use in pipe was unchanged, and our margins decreased. Both GDP and demand for PVC resin for use in pipe are forecasted to increase in 2004 compared to 2003. Historically, our margins have increased under similar circumstances.

	2003	2002	2001
$/ lb. Sold
Net Sales	$.498	$.458	$.457
Cost of Goods Sold	.443	.375	.408
Gross Profit	.055	.083	.049
Operating Expense	.069	.062	.064

Because of the volatility of selling prices for PVC pipe and the cost of PVC resin, management monitors various data in terms of dollars per pound of pipe sold. The above table expresses financial statement items in these terms by dividing the amounts shown in the financial statements by the pounds of pipe sold in the corresponding year.

Net sales per pound sold increased to $0.498/lb in 2003 from $0.458/lb in 2002. This increase results from the acquisition of ETI, which includes sales of the Ultra product line which generate more net sales per pound because they utilize less material than conventional PVC pipes, as well as an increase in the selling price of conventional PVC pipe.

Cost of goods sold increased to $0.443/lb in 2003 from $0.375/lb in 2002 due to higher prices for our primary raw material, PVC resin. Due to competitive pressures from a relatively weak demand for PVC pipe in the 2nd and 3rd quarters, we were not able to increase our selling prices enough to cover the increase in material costs, resulting in decreased margins and gross profit.

Operating expenses increased to $0.069/lb in 2003 from $0.062/lb in 2002. This increase is primarily from higher per pound freight costs associated with ETI’s Ultra product line.

In 2002, net sales per pound were basically unchanged from 2001. Cost of goods sold decreased to $0.375/lb from $0.408/lb in 2001 as the cost of PVC resin decreased. Because we were able to keep selling prices constant while our costs decreased, our gross profit increased. Operating expenses per pound were also basically unchanged from 2001 as our costs changed in conjunction with the additional pounds sold.

Results of Operations

The following table sets forth items from our statements of operations as percentages of net sales:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.9	81.9	89.3
Gross profit	11.1	18.1	10.7
Operating expenses	14.0	13.4	14.0
Operating income (loss)	(2.9)	4.7	(3.3)
Non-operating expenses	3.4	4.3	4.9
Income (loss) before income taxes	(6.3)	0.4	(8.2)
Income tax expense (benefit)	(2.4)	0.2	(3.0)
Income from continuing operations	(3.9)	0.2	(5.2)
Discontinued Operations	0.1	0.0	0.0
Net income (loss)	(3.8)%	0.2%	(5.2)%

We posted net sales of $332 million in 2003, increasing 32% from 2002 to 2003 and net sales of $251 million in 2002, increasing 2% from 2001 to 2002. Substantially all of the increase in net sales in 2003 is from the acquisition of ETI in March of 2003. ETI sales represent $73 million or 29% of the 32% increase in net sales. In 2002, average product prices increased less than 1% from 2001, and pipe pounds sold increased 2%, resulting in the increase in net sales in 2002 compared to 2001.

Gross profit, as a percent of net sales, decreased by 7.0% in 2003 as compared to 2002. Strong demand for PVC pipe led to pipe prices increasing faster than PVC resin from January through April of 2003 and margins increased. PVC resin peaked in April and decreased over the balance of the year. Pipe prices decreased faster than PVC resin price during the traditionally strong construction period in the 2nd and 3rd quarters of 2003 due to weaker than normal demand for PVC pipe. Weak economic conditions and inclement weather in certain parts of the country were the major contributors to this decreased demand. This drove a significant reduction in margins, offsetting the gains achieved in the first quarter.

Gross profit, as a percent of net sales, increased by 7.4% in 2002 as compared to 2001. Gross profit percentage increased during the first nine months of 2002 due to a combination of strong demand for pipe and rising PVC resin and pipe prices. PVC resin prices increased in the first seven months of 2002 due to a strong demand for resin and increasing raw material costs. The strong demand for pipe in the first six months of 2002 allowed us to increase pipe prices at a greater rate than resin prices, thereby increasing our gross profit percentage. A decrease in PVC resin and pipe prices in the second half of 2002 due to a weak economy resulted in a decrease in gross profit percentage in the fourth quarter of 2002. This offset some, but not all, of the gains achieved in gross profit percentage in 2002 as compared to 2001. In addition, the cost reduction measures taken in the second half of 2001 have reduced our cost of goods sold, further enhancing our gross profit. Decreased pipe and resin prices resulted in a lower of cost or market adjustment at year-end, reducing pipe inventory and increasing cost of goods sold by $2.1 million in 2001. The demand for pipe was further reduced by the reluctance of distributors to purchase pipe for inventory when pipe prices were dropping, and market conditions caused pipe prices to drop at a faster rate than resin prices.

Operating expenses as a percent of net sales increased 0.6% in 2003 as compared to 2002. In connection with the business restructuring implemented in the fourth quarter of 2003, we incurred restructuring charges of $1.3 million. The balance of the increase in 2003 is primarily due to the increase in freight costs associated with ETI’s Ultra product line. Operating expenses as a percentage of net sales decreased by 0.6% in 2002 as compared to 2001. The decrease is primarily the result of restructuring costs of $1.2 million incurred in the third quarter of 2001.

Non-operating expenses increased to $11.4 million in 2003 from $10.7 million in 2002. This increase results from increased levels of debt incurred as a result of the ETI acquisition, partially offset by the gain on the sale of our idled manufacturing facility in Phoenix, Arizona. The decrease in non-operating expense in 2002, compared to 2001, is primarily attributable to a decrease in interest rates for the unhedged portion of debt, a reduction in the balance of the Revolving Credit Facility and continued payments on the long-term debt.

The income tax provision (tax benefit) for the years ended December 31, 2003, 2002 and 2001 were calculated based on management’s estimates of the annual effective tax rate for the year. The annual effective tax rate for 2003 reflects our statutory federal and applicable state tax rates of approximately 38.3%, down from 39.5% in 2002. The 2001 rate was impacted by rate increases in certain states in which we operate, offset by an adjustment of accruals associated with certain tax contingencies.

Liquidity and Capital Resources

In conjunction with the acquisition of ETI and formation of PW Poly, we entered into new credit facilities (see Note 5).

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

The Company’s obligations at December 31, 2003 under various long-term debt arrangements, including the new ETI Senior Credit Facility and the new PWPoly Credit Facility, operating leases and other arrangements are summarized in the table below:

Scheduled Contractual Obligations	Total	2004	2005	2006	2007	2008	After 5 Years
Term Note	$18,488	$3,820	$14,045	$623	$—	$—	$—
Senior Subordinated Notes	31,950	—	10,650	10,650	10,650	—	—
Financing lease obligation	29,603	1,651	1,651	1,651	1,651	1,651	21,348
Operating leases	2,748	851	403	362	328	331	473
Other notes	231	39	26	28	31	33	74

	$83,020	$6,361	$26,775	$13,314	$12,660	$2,015	$21,895

At December 31, 2003, the Company had a contingent liability for standby letters of credit totaling $2.2 million that are issued and outstanding. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility. No amounts were drawn on these letters of credit as of December 31, 2003.

On May 30, 2003, we amended our Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from September to January and $45.0 million from February to May.

Cash provided by operating activities was $1.6 million in 2003, compared to $55,000 and $14.1 million in 2002 and 2001, respectively. The key component in changes in cash flow levels is the fluctuation in inventories. Working capital decreased $17.2 million to $(3.6) million in 2003 from $13.6 million in 2002, primarily from the increase in the Revolving Credit Facility.

Investing activities used $16.8 million in 2003, provided $0.6 million in 2002 and used $3.1 million in 2001. The acquisition of ETI in 2003 used $18.9 million in cash, and the sale of MSP provided $4.4 million in cash. Capital expenditures for 2003 were $2.2 million. In 2002, we sold our Hillsboro manufacturing facility and certain equipment for $1.3 million, which was partially offset by capital expenditures of $0.8 million. The primary use of cash in 2001 was capital improvements. Fiscal 2002 capital expenditures of $0.8 million were held to minimum required levels and are not representative of our annual requirements. Fiscal 2003 and 2001 capital expenditures of $2.2 million and $3.4 million, respectively, reflect a spending program more consistent with our recurring replacement needs.

Financing activities provided $15.2 million during 2003. The primary sources of cash were net borrowings under the Senior Credit Facilities of ETI and PWPoly and the Revolving Credit Facility of PW Pipe of $19.6 million. The Company made a final payment of $0.6 million to the original owners of our former Hillsboro, Oregon manufacturing facility. Debt issuance and financing costs of $0.8 million were incurred in connection with the establishment of ETI’s and PWPoly’s Senior Credit Facilities. Financing activities used $1.0 million in 2002. In 2002, we entered into a sale-leaseback transaction, which generated $13.4 million in proceeds. The proceeds were used to reduce the term debt by $8.8 million. The remaining proceeds of approximately $4 million were used to pay down the Revolving Credit Facility. Financing activities used cash of $11.3 million in 2001. In 2001, $11.8 million provided from the Revolving Credit Facility and $9.2 million provided from operating activities was used to repay $10.0 million in long-term debt and fund the repurchase of approximately $11 million of our common stock.

As described above, the Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a financing lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.6%. The financing lease includes certain financial covenants and requires the company to maintain an irrevocable letter of credit equal to one year’s lease payments. The company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the company does not terminate the lease, the lease will automatically renew for a term of 10 years.

We had commitments for capital expenditures of $18,000 at December 31, 2003, which we intend to fund from our Revolving Credit Facility.

Restructuring Activities

In response to difficult economic conditions and poor operating results, the Company decided to consolidate the PWPipe and ETI business units under common management control in October 2003. The former ETI headquarters office in Denver, Colorado was closed and all administrative and accounting functions were transferred to the Eugene, Oregon office. In addition, effective January 2004, the corporate office in Minneapolis, Minnesota was closed and all corporate office functions were transferred to the Eugene, Oregon office, which now represents our corporate headquarters, expanding the previous role as our lead operating office. As a result of the consolidation, approximately 30 non-management positions were eliminated. In addition, certain officers and directors resigned their positions and cancelled consulting agreements.

In connection with these fiscal 2003 activities, the Company expects to incur severance costs totaling $1,359,000, including the forgiveness of stock loans totaling $387,000 (see Note 13). As of December 31, 2003, the Company has incurred a charge of $1,253,000 for these severance costs, with the remaining charges of $106,000 expected to be incurred during the first quarter of fiscal 2004. Severance payments through December 31, 2003 totaled $78,000, with the remaining amounts to be paid according to contractual terms extending through August 2005. Restructuring charges are recorded on a separate line within operating income in the Company’s statement of operations.

On February 22, 2002, the Company completed a sale of its Hillsboro, Oregon facility, together with certain equipment, for $1.3 million. Additionally, an analysis of the carrying value of equipment not included in the sale indicated that its carrying value exceeded its net realizable value. Accordingly, the financial statements for fiscal 2001 reflect an asset impairment charge of $400,000 recorded as a component of cost of goods sold.

In July 2001, the Company announced a restructuring plan to align the Company’s operations with market conditions, reduce the Company’s fixed costs and improve profitability. These actions included a net reduction of 11 percent of the Company’s workforce, permanently closing and selling the Hillsboro, Oregon production facility, temporarily suspending operations of the Phoenix, Arizona manufacturing facility until customer demand required additional capacity and initiated focused cost reduction programs. The related restructuring charge of $1.2 million was recorded on a separate line within operating income in the Company’s statement of operations.

Under the 2001 restructuring plan, 93 positions were eliminated. Severance payments totaling $60,000 and $295,000 were paid to terminated employees in fiscal 2003 and 2002, respectively. The remaining severance payment of $3,000 will be paid during the first half of fiscal 2004.

Following is a summary of the restructuring reserve activity:

	Severance	Other	Total Restructuring
Restructuring accrual at December 31, 2000	$—	$—	$—
Additions to reserve	1,110	—	1,110
Charges against reserve	(752)	—	(752)

Restructuring accrual at December 31, 2001	358	—	358

Additions to reserve	—	—	—
Charges against reserve	(295)	—	(295)

Restructuring accrual at December 31, 2002	63	—	63

Additions to reserve	1,253	23	1,276
Charges against reserve	(138)	(23)	(161)

Restructuring accrual at December 31, 2003	$1,178	$—	$1,178

We anticipate a charge to the fiscal 2004 operating results associated with certain debt financing activities. The amount of this charge is dependent upon the outcome of these activities.

Acquisition

On March 14, 2003, we acquired (the Acquisition) all of the stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finnish company. In connection with the acquisition, we formed a wholly owned subsidiary. We merged the wholly owned subsidiary into Uponor, which changed its name to Extrusion Technologies, Inc.

The purchase price for ETI was approximately $27.3 million, of which $18.9 million was paid in cash. Also, included in the purchase price are transaction costs of $0.6 million and royalties to be paid by ETI of $8 to $12 million over the next eight years, based on the sales of specific products. The Acquisition was accounted for as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, comprised of net current assets of $8.3 million, property, plant and equipment of $14.4 million, various intangible assets totaling $5.1 million, net deferred tax liabilities of $0.8 million and net non-current assets of $0.3 million.

The Acquisition was financed by an equity contribution from PW Eagle to ETI of $7 million, drawn from PW Eagle’s Revolving Credit Facility, a new $5 million Term Note drawn under ETI’s new financing facility and a $10 million advance drawn from ETI’s new Revolving Credit Facility. In 2003, ETI was operated as a stand-alone wholly owned subsidiary of PW Eagle, with each entity responsible for its own debts and obligations without any guarantees or cross defaults.

In connection with the Acquisition, ETI entered into a Senior Credit Facility consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes (ii) a $5 million Term Note and (iii) potential Equipment Notes of up to $1.5 million. The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of .5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning on June 30, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, defined as EBITDA (Net Income plus interest, income taxes, depreciation, and amortization) minus non-financed capital expenditures, cash taxes, scheduled principal payments and cash interest. Payments on the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes bear an interest rate of LIBOR plus 3.25%. At December 31, 2003, there were no outstanding Equipment Notes.

Under this ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA, and maximum capital expenditures as well as other customary covenants, representations, warranties, and funding conditions. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI. Effective April 1, 2003, as required under its covenants, ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At December 31, 2003, the Contract had a notional amount of $2.1 million and a fair value of $(21,000). The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005. The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI.

In addition, PW Eagle amended its financing agreement with JP Morgan Partners, LLC, among other parties (collectively, the “Lenders”), to acknowledge and reflect the purchase of ETI. In connection with this amendment, PW Eagle issued to the Lenders 10-year warrants to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable on October 1, 2004. However, exercise is subject to the occurrence of certain events associated with a change in control of the Company, as defined, which may either delay exercise or effectively cancel the warrants. The warrants expire March 14, 2013 unless earlier terminated.

Separation of Polyethylene Pipe Business

On August 22, 2003, the Company created a wholly owned subsidiary, PWPoly Corp (“PWPoly”). On October 1, 2003, the Company transferred certain assets and certain liabilities of its PE pipe business to PWPoly. Machinery and equipment with a net book value of $2 million and inventory with a net book value of $1.8 million were transferred to PWPoly. In addition, PWPoly assumed payables related to its business with a net book value of $0.6 million. PWPoly paid the Company $1.5 million of cash upon the transfer of the net assets. As PWPoly and the Company are entities under common control, the transfer of the net assets was recorded at historical cost.

In connection with the creation of the PWPoly subsidiary, PWPoly entered into a Senior Credit Facility consisting of (i) a Revolving Credit Facility of $3.5 million, and (ii) a $1.1 million Term Note. The PWPoly Revolving Credit Facility bears and interest rate of prime plus 1%. PWPoly is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payment terms of the PWPoly Term Note are due in monthly payments of $18,333 beginning on November 1, 2003 until it is paid in full on September 1, 2006. The Term Note bears an interest rate of prime plus 1.5%.

Under the PWPoly Senior Credit Facility, PWPoly is required to comply with certain restrictive financial ratios and covenants relating to debt service coverage, senior debt to tangible capital base, minimum earnings before tax and capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. The PWPoly Senior Credit Facility is collateralized by nearly all of the assets of PWPoly.

On October 1, 2003, PWPoly, together with an affiliate of William Blair Mezzanine Capital Partners and members of the management team of the acquired company, acquired the business of W.L. Plastics, LLC for approximately $17.6 million. PWPoly acquired an equity interest in W.L. Plastics of approximately 5.4% in exchange for $0.3 million in professional services rendered. On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics, to increase our ownership to approximately 23 percent. This investment was funded primarily through the issuance of new PWPoly subordinated debt of $1.3 million.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 3, 7 and 7A of this Report on Form 10-K and the President’s letter to shareholders in connection with our 2004 Annual Meeting of Shareholders regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 26, 2004 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our industry and business.

Forward Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe and we recognize that our business is tied to economic cycles. GDP increased by 3.1% in 2003, as compared to the 2.2% increase in 2002. Demand for PVC pipe was relatively strong in the first quarter of 2003; however, we believe a significant portion of this demand was related to inventory increases by distributors. During the second quarter of 2003, as pipe prices stabilized and then began to decrease, distributors significantly reduced their inventories resulting in lower volumes for PVC pipe producers. We believe that distributors have maintained lower inventory levels through the end of 2003. Accordingly, we believe that inventory levels at resin producers, pipe producers and distributors were relatively low at the end of 2003, making it likely that demand for PVC pipe and PVC resin will be greater than supply during the first half of 2004, providing moderate economic growth continues.

In addition, the production of PVC may be limited by the availability of chlorine, a major raw material component of PVC resin. Chlorine capacity could be limited due to the closure of several chlorine manufacturing plants and, to our knowledge, no significant capacity has been added. This combination of industry conditions could lead to increased product pricing and increased margins in 2004.

Demand for PVC resin was strong early in 2003 and PVC resin producers implemented price increases totaling eight cents per pound during the first four months of the year. Pipe producers implemented several pipe price increases during the same period in response to these resin price increases. During the final eight months of 2003, PVC resin prices decreased by three cents per pound in response to a weakening demand for PVC resin. During the same period, PVC pipe prices decreased at a greater rate than PVC resin prices.

In response to increasing demand and relatively fixed current production capacity, pipe producers have implemented and announced several pipe price increases in response to resin price increases announced for the first four months of 2004. We believe these pipe price increases will have a positive impact on our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for PVC pipe of three percent or greater in 2004. The actual growth rate may be less than or greater than three percent based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We believe that the operational restructuring we began in the fourth quarter of 2003 has positioned the Company for improved results in the future by improving our efficiency and reducing our selling, general and administrative costs. We are continuing to pursue a financial restructuring in fiscal 2004 to reduce our interest charges.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC raw material resin prices and the demand for PVC pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During the first four months of 2003, PVC resin producers implemented PVC price increases totaling eight cents per pound. During the last eight months of 2003, PVC prices decreased by three cents per pound due to a decrease in demand for PVC. In response to increasing demand and relatively fixed current production capacity, PVC resin producers implemented a two cent per pound price increase for January 2004 and a two cent per pound price increase for February 2004. In addition, price increases of two cents per pound in March 2004 and two cents per pound in April 2004 have been announced.

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2001 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although these two facilities have subsequently been purchased by two PVC producers, we do not expect this idled capacity to re-start in 2004. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.40 per pound. Currently resin prices are at or near the historical high price of $.40 cents per pound.

While we expect the demand for PVC pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand, driving prices and margins down. These conditions could result from a general economic slowdown either domestically or elsewhere in the world or capacity increases in either the PVC resin or PVC pipe markets. General economic conditions both in the United States and abroad will continue to have a significant impact on our prices and gross margins.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

At December 31, 2003, PW Eagle and PWPoly were in violation of certain covenants on their Revolving Credit Facilities and Term Loans. In addition, PW Eagle was in violation of certain covenant and payment defaults on its Senior Subordinated Debt, as well as certain covenant defaults on its Financing Lease. As of March 31, 2004, we have cured the payment default and obtained waivers of all covenant violations. In addition, our lenders have amended their agreements such that we believe we will be in compliance with the covenants through the first quarter of 2005. We also believe we have sufficient liquidity to meet our obligations through that date. In the event of a default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we failed to obtain a waiver or an amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of our economy.

We financed our purchase of PWPipe in 1999 using a $100 million Senior Credit Facility and approximately $32 million of Senior Subordinated Notes. On February 28, 2002, we completed a financial restructuring to reduce our floating interest rate term notes from $27.5 million to $17.6 million. On September 30, 2002, we modified our financing agreement with the lenders of our Senior Credit Facility. Changes to certain provisions of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6 million. The maximum amount available under the Revolving Credit Facility was increased from $40 to $45 million between February and May of each year. We increased the amount of the Senior Term Loan from $15.2 million to $18.0 million. We used these proceeds to pay down the Revolving Credit Facility to $8.0 million. However, even with the revisions made to the Senior Credit Facility and the Senior Subordinate Notes, our ability to service our debt remains sensitive to an increase in interest rates. Interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. See ITEM 7A. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We have not provided any valuation allowance associated with deferred tax assets of approximately $12 million at December 31, 2003. The matter and associated risk of a significant change in our reported financial condition are discussed under critical accounting policies below.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded a lower of cost or market adjustment in the fourth quarter of 2003, 2002 and 2001, reducing pipe inventory values by $0.7 million, $0.05 million, and $2.1 million, respectively. A change in this management estimate would impact cost of goods sold and the inventory carrying value.

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

Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in financing costs. The Company’s cyclicalness and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. This is the result of demand, and gross margins used in product pricing being applied to increasing overall productivity costs. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2004, to ensure the conclusions reached in 2003 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

Insurance Liability

We self-insure a portion of our employees for health and dental related claims and record a claims liability based on claims history. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the insurance liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

Worker’s Compensation Liability

We maintain an insurance liability for incurred and not paid and incurred but not reported employee related injuries. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the worker’s compensation liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

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

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

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

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatory redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB indefinitely deferred the effective date for applying the provisions of FAS No.150 for a) mandatorily redeemable financial instruments of certain non-public entities and b) certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on $51.0 million of outstanding variable interest-rate debt obligations at December 31, 2003. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $510,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In November 1999, under covenants of our Senior Credit Facility, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $25 million, to hedge 50% of the outstanding Senior Term Notes for three years with a LIBOR rate of 6.46%. This fixed-rate agreement expired in September 2002. In March 2003 under covenants of the new Credit Facility for ETI, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $2.5 million, to hedge 50% of the outstanding Term Note for three years with a LIBOR rate of 2.49%. This fixed-rate agreement expires in August 2005. Based on our current assessment of interest rates, we elected to not enter into additional future fixed-rate agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors

of PW Eagle, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the consolidated financial position of PW Eagle, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Minneapolis, Minnesota

February 6, 2004, except for the last paragraph of Note 5, as to which the date is March 31, 2004

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except for per share amounts)

Years ended December 31,	2003	2002	2001
Net sales	$331,787	$251,275	$246,130
Cost of goods sold	295,038	205,796	219,659

Gross profit	36,749	45,479	26,471

Operating expenses:
Selling expenses	32,849	24,559	24,725
General and administrative expenses	12,182	9,232	8,612
Restructuring and related costs	1,276	—	1,167

	46,307	33,791	34,504

Operating income (loss)	(9,558)	11,688	(8,033)

Other expenses (income):
Interest expense	11,828	11,001	11,775
Other (income) expense, net	(470)	(257)	377

	11,358	10,744	12,152

Income (loss) from continuing operations before income taxes	(20,916)	944	(20,185)
Income tax expense (benefit)	(8,004)	373	(7,329)

Income (loss) from continuing operations	$(12,912)	$571	$(12,856)
Income from discontinued operations, net of income tax	194	—	—

Net income (loss)	$(12,718)	$571	$(12,856)

Earnings (loss) from continuing operations per share:
Basic	$(1.89)	$0.09	$(1.80)
Diluted	$(1.89)	$0.06	$(1.80)

Income from discontinued operations per share:
Basic	$0.03	$—	$—
Diluted	$0.03	$—	$—

Earnings (loss) per share:
Basic	$(1.86)	$0.09	$(1.80)
Diluted	$(1.86)	$0.06	$(1.80)

Shares used in earnings (loss) per share calculation:
Basic	6,852	6,717	7,139
Diluted	6,852	9,376	7,139

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED BALANCE SHEET (in thousands, except for shares and per share amounts)

At December 31,	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$431	$337
Accounts receivable, net	26,566	19,202
Inventories	45,545	38,917
Deferred income taxes	1,944	1,455
Other current assets	3,896	650

Total current assets	78,382	60,561

Property and equipment, net	62,146	58,899
Goodwill	3,651	3,651
Intangible assets	3,150	—
Other assets	17,849	10,291

Total assets	$165,178	$133,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$34,631	$15,036
Current maturities of long-term debt	3,967	3,027
Accounts payable	25,214	9,344
Book overdraft	6,168	10,310
Accrued liabilities	12,012	9,224

Total current liabilities	81,992	46,941

Other long-term liabilities	8,124	1,817
Long-term debt, less current maturities	14,861	14,750
Financing lease obligation, less current maturities	13,016	13,105
Senior subordinated debt	31,950	30,870

Total liabilities	149,943	107,483

Commitments and contingencies (Notes 6 and 8)

Stockholders’ equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock, $0.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,296
Common stock, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding 7,258,850 and 7,002,950 shares, respectively	73	70
Class B common stock, par value $0.01 per share; authorized 3,500,000 shares; none issued and outstanding		—
Additional paid-in capital	31,281	30,488
Unearned compensation	(1,104)	(920)
Notes receivable from officers and employees on common stock purchases	(350)	(835)
Accumulated other comprehensive income	371	74
Retained earnings (accumulated deficit)	(21,972)	(9,254)

Total stockholders’ equity	15,235	25,919

Total liabilities and stockholders’ equity	$165,178	$133,402

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands)

	Series A Preferred Stock	Stock Warrants	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2000	$—	$—	$81	$40,521	$(473)	$(1,181)	$—	$3,031	$41,979

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(12,856)	(12,856)
Transition adjustment relating to the adoption of FAS 133, net of taxes	—	—	—	—	—	—	(132)	—	(132)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	(106)	—	(106)
Unrealized gain on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	82	—	82

Other comprehensive loss									(156)

Comprehensive loss									(13,012)
Stock warrants	—	5,887	—	—	—	—	—	—	5,887
Common stock repurchases	—	—	(12)	(10,975)	—	—	—	—	(10,987)
Common stock issued:
Options exercised	—	—	—	7	—	—	—	—	7
Company sponsored programs	—	—	—	196	(85)	(77)	—	—	34
Non-qualified stock options tax benefit	—	—	—	8	—	—	—	—	8
Payments received on notes receivable	—	—	—	—	—	219	—	—	219
Compensation expense	—	—	—	—	124	—	—	—	124

Balance at December 31, 2001	—	5,887	69	29,757	(434)	(1,039)	(156)	(9,825)	24,259

Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	571	571
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	238	—	238
Unrealized gain on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	(8)	—	(8)

Other comprehensive income									230

Comprehensive income									801
Stock warrants issued (Note 9)	—	409	—	—	—	—	—	—	409
Common stock issued:
Options exercised	—	—	—	33	—	—	—	—	33
Company sponsored programs	—	—	1	748	(749)	—	—	—	—
Non-qualified stock options tax benefit	—	—	—	45	—	—	—	—	45
Payments received on notes receivable, net of settlement	—	—	—	(95)	—	204	—	—	109
Compensation expense	—	—	—	—	263	—	—	—	263

Balance at December 31, 2002	$—	$6,296	$70	$30,488	$(920)	$(835)	$74	$(9,254)	$25,919

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONTINUED)

(in thousands)

	Series A Preferred Stock	Stock Warrants	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(12,718)	(12,718)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	(21)	—	(21)
Unrealized gain on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	318	—	318

Other comprehensive income									297

Comprehensive loss									(12,421)
Stock warrants issued (Note 9)	—	640	—	—	—	—	—	—	640
Common stock issued:
Options exercised	—	—	1	236	—	—	—	—	237
Company sponsored programs	—	—	2	536	(538)	—	—	—	—
Non-qualified stock options tax benefit	—	—	—	21	—	—	—	—	21
Compensation expense	—	—	—	—	354	—	—	—	354
Other	—	—	—	—	—	485	—	—	485

Balance at December 31, 2003	$—	$6,936	$73	$31,281	$(1,104)	$(350)	$371	$(21,972)	$15,235

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

Years ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(12,718)	$571	$(12,856)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss on disposal of fixed assets	(128)	(252)	409
Depreciation and amortization	12,167	8,958	9,463
Royalty accretion	592
Loss on impairment of assets	—	—	400
Amortization of debt issue costs, discounts and premiums	2,029	1,968	1,990
Receivable provisions	82	523	(80)
Inventory writedown to estimated market value	685	50	2,098
Deferred income taxes	(8,024)	1,057	(3,087)
Issuance of subordinated debt for interest payment	875	685	671
Loan forgiveness	485	—	—
Non-cash compensation	671	255	206
Change in assets and liabilities:
Accounts receivable	991	(6,807)	5,407
Income taxes receivable / payable	—	4,156	—
Inventories	4,642	(5,577)	8,903
Other current assets	(781)	(425)	11
Accounts payable	2,293	(6,801)	9,435
Accrued liabilities	(501)	1,054	(8,374)
Other, primarily royalty payments	(1,711)	640	174

Net cash provided by operating activities	1,649	55	14,138

Cash flows from investing activities:
Purchases of property and equipment	(2,233)	(843)	(3,362)
Purchase of Extrusion Technologies, Inc.	(19,081)	—	—
Proceeds from sale of Mid-States Plastics	4,400	—	—
Proceeds from property and equipment disposals	136	1,378	77
Payments on notes receivable	—	112	219

Net cash provided by (used in) investing activities	(16,778)	647	(3,066)

Cash flows from financing activities:
Change in cash overdraft	(4,142)	10,310	(1,129)
Borrowings under revolving credit facility	373,971	251,584	276,991
Payments under revolving credit facility	(354,376)	(261,695)	(265,453)
Proceeds from financing lease obligation	—	13,352	—
Payment on financing lease obligation	(86)	(345)	—
Proceeds from long-term debt	6,100	—	—
Repayment of long-term debt	(5,355)	(13,035)	(10,041)
Payment of debt issuance costs/financing costs	(1,126)	(1,193)	(686)
Issuance of common stock	237	33	41
Common stock repurchases	—	—	(10,987)

Net cash provided by (used in) financing activities	15,223	(989)	(11,264)

Net change in cash and cash equivalents	94	(287)	(192)
Cash and cash equivalents, beginning of year	337	624	816

Cash and cash equivalents, end of year	$431	$337	$624

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

The Company – PW Eagle, Inc. (the Company), a Minnesota corporation, manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for turf and agricultural irrigation, potable water and sewage transmission, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The Company distributes its products primarily in the United States, with minimal shipments to select foreign countries.

In fiscal 2003, the Company created two wholly owned subsidiaries: Extrusion Technologies, Inc. (ETI) and PWPoly Corp. (PWPoly). The Company’s business activities are organized around its two wholly owned subsidiaries and its PW Pipe business.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and amounts have been eliminated in consolidation.

Cash Equivalents - The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. The Company’s principal raw material used in production is PVC resin, which is subject to significant market price fluctuations.

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

Assets Held for Sale – Assets held for sale are stated at the lower of cost or net realizable value and are classified as other non-current assets in the balance sheet. In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. This land is currently held for sale.

Goodwill - Goodwill has been recorded for the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Beginning in fiscal 2002, the Company no longer amortizes goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill is evaluated for impairment on an annual basis and whenever events and circumstances indicate a potential impairment may exist. Goodwill is tested for impairment using a fair-value based approach. (See Note 4).

Intangible Assets – Intangible assets are being amortized against income using the straight-line method over their estimated useful lives, ranging from four to twelve years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company periodically reviews intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Recoverability is assessed by comparing anticipated undiscounted future cash flows from operations to net book value.

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

Revenue Recognition - Revenue is recognized upon shipment to customers, primarily with FOB shipping point terms. Provisions are made for sales discounts, customer rebates and allowances at the time product sales are recognized based on historical experience and the terms and conditions of sales incentive agreements. Customer rebates are accrued in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and recorded as a reduction to sales. Shipping and handling costs associated with product sales are classified as a component of selling expenses and amounted to $22.6 million, $15.8 million and $15.8 million for the years ending December 31, 2003, 2002 and 2001, respectively.

Product Warranty - The Company’s products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a warranty accrual for its estimated future warranty costs using historical information on the frequency and average cost of warranty claims.

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

Comprehensive Income (Loss) - Components of comprehensive income (loss) for the Company include net income, the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in fair market value of the financial instrument designated as a hedge of interest rate exposure and changes in the fair market value of securities in the non-qualified deferred compensation plans. These amounts are presented in the Statements of Changes in Stockholders’ Equity and Comprehensive Income.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had the Company used the fair value-based method of accounting to measure compensation expense for its stock-based compensation plans beginning in 1995 and charged compensation expense against income over the vesting periods, net income (loss) and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

	2003	2002	2001
Net income (loss) applicable to common stock, as reported	$(12,718)	$571	$(12,856)
Add: Stock-based employee compensation expense included in reported net income, net of tax	218	263	124
Less: Stock-based employee compensation expense under fair value-based method, net of tax	(557)	(604)	(532)

Proforma net income (loss) applicable to common stock	$(13,057)	$230	$(13,264)

Basic earnings (loss) per common share
As reported	$(1.86)	$0.09	$(1.80)
Pro forma	(1.91)	0.03	(1.86)
Diluted earnings (loss) per common share
As reported	$(1.86)	$0.06	$(1.80)
Pro forma	(1.91)	0.02	(1.86)

Note 12 to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

Recent Accounting Pronouncements – Effective January 1, 2003 the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has not entered into or modified any derivative contracts subsequent to June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: Mandatory redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB indefinitely deferred the effective date for applying the provisions of FAS No.150 for a) mandatorily redeemable financial instruments of certain non-public entities and b) certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

2. ACQUISITION & DIVESTITURES

Acquisition of ETI

On March 14, 2003, PW Eagle, Inc. acquired (the Acquisition) all of the outstanding stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finish company. In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

ETI is a manufacturer of PVC pipe in the North American market for municipal engineering applications. ETI produces approximately 200 million pounds of PVC pipe annually in diameters ranging from 4 to 36 inches. Their products are used for water transmission and sanitary, storm sewer and roadway drainage applications. ETI’s Ultra line of products utilizes proprietary processes or designs, which result in superior strength-to-weight characteristics relative to competitive products. ETI’s Ultra product “Ultra Blue” incorporates a proprietary molecular-oriented manufacturing process to create PVC pressure pipe that, despite its thinner wall, provides greater impact strength and flow capacity while yielding comparable pressure ratings as conventional PVC pressure pipe. In addition to its PVC pipe products, ETI had a wholly owned subsidiary, Mid-States Plastics, Inc., (MSP) which manufactures plastic water meter boxes used in the construction industry.

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 31% of the net sales of ETI were from sales of its Ultra products, approximately 9% were from Mid-States, and the balance was from conventional PVC pipe products. ETI has production facilities in Texas, West Virginia, Missouri, and its operating headquarters is in Denver, Colorado. PW Eagle intends to continue to use ETI’s production facilities and equipment as historically utilized for the production of ETI’s PVC pipe products.

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

The Acquisition has been accounted for as a purchase business combination. The final purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$21.5
Assets held for sale	4.1
Property, plant and equipment	14.0
Intangible assets	4.0
Other	0.3
Current liabilities	(15.3)
Noncurrent liabilities	(1.3)

$27.3

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks. Assets held for sale relate to the net assets of MSP, including goodwill of $1.1 million.

The acquisition was financed with an equity contribution from PW Eagle to ETI of $7.0 million from PW Eagle’s revolving line of credit, a $5.0 million Term Note under ETI’s new Senior Credit Facility and a $10.0 million draw under ETI’s Revolving Credit Facility (see Note 5). ETI was operated as a stand-alone, wholly owned subsidiary of PW Eagle, through December 31, 2003, responsible for its own debts and obligations without any guaranties or cross defaults.

The following unaudited pro forma condensed consolidated statements of operations have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI Company’s historical financial statements and are based on the estimates and assumptions set forth below.

The unaudited pro forma combined results of operations as if the Acquisition occurred on the first day of each year presented are as follows (in thousands except per share amounts):

	Three months ended		Year ended
	December 31,
	2003	2002	2003	2002
Net sales	$82,196	$80,327	$352,477	$340,765
Income (loss) from continuing operations	(5,837)	(4,527)	(12,658)	(299)
Income (loss) from continuing operations per share:
Basic	(0.85)	(0.67)	(1.82)	(0.04)
Diluted	(0.85)	(0.67)	(1.82)	(0.04)

The unaudited pro forma results include amortization of the acquired intangibles described above, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the Acquisition. The unaudited pro forma results also include the impact of a $1.59 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, of each year, nor are they necessarily indicative of future consolidated results.

Sale of Mid-States Plastics

On September 30, 2003, the Company sold its wholly owned subsidiary MSP for a purchase price of $4.4 million. The Company incurred $0.3 million of transaction costs in connection with the sale, including $0.1 million of severance. No gain or loss was recorded on the sale. The results of operations of MSP from the date of Acquisition through the date of sale (March 14, 2003 through September 30, 2003) are shown as discontinued operations in the Consolidated Statement of Operations.

Sale of Phoenix Facility

The Company sold its idle Phoenix, Arizona facility on December 31, 2003 for $2.3 million, resulting in a gain of $0.4 million. Proceeds were received January 2, 2004 and were applied to reduce the term loan balance of the Company’s Senior Credit Facility.

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts

(in thousands):

	2003	2002
Accounts receivable
Trade receivables	$31,419	$23,616
Sales discounts and allowances	(4,853)	(4,414)

	$26,566	$19,202

Inventories
Raw materials	$8,421	$8,770
Finished goods	37,124	30,147

	$45,545	$38,917

At December 31, 2003 and 2002, a writedown of $0.7 million and $0.1 million, respectively, was recorded to reduce inventories to estimated market value.

Property and equipment
Land	$5,268	$5,488
Buildings and leasehold improvements	24,381	20,711
Machinery and equipment	100,593	59,149
Furniture and fixtures	3,686	2,761
Equipment components	4,615	3,490
Construction-in-progress	1,004	2,243

	139,547	93,842
Accumulated depreciation/amortization	(77,401)	(34,943)

	$62,146	$58,899

Other assets
Deferred financing costs, net of accumulated amortization of $5,093 and $4,109, respectively	$3,934	$3,963
Assets held for sale	1,447	1,447
Deferred income taxes	9,739	2,986
Other	2,729	1,895

	$17,849	$10,291

Accrued liabilities
Accrued payroll and benefits	$5,914	$5,944
Accrued interest	1,459	264
Accrued royalty	1,474	—
Insurance accruals	1,436	1,313
Restructuring	1,178	63
Other	551	1,640

	$12,012	$9,224

Included in land, buildings and leasehold improvements above are land and buildings currently held under a financing lease with a cost of $16.3 million and accumulated amortization of $2.2 million.

The components of accumulated other comprehensive income (loss) are as follows:

	2003	2002	2001
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$(21)	$—	$(238)
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	392	74	82

Total accumulated other comprehensive income (loss)	$371	$74	$(156)

The following provide supplemental disclosures of cash flow activity (in thousands):

	2003	2002	2001
Interest paid	$7,237	$9,248	$8,027
Income taxes (received) paid	68	(4,983)	(3,553)
Significant non-cash operating, investing and financing activities:
Deferred financing costs related to the sale-leaseback transaction (included in other current assets and financing lease obligation)	—	637	—
Issuance of warrants relating to recapitalization/acquisition	640	409	—
Transfers to assets held for sale	—	—	1,762
Transfer of revolver debt to term debt	—	2,849	—
Issuance of common stock in exchange for notes receivable	—	—	77
Cancellation of restricted stock	(485)	(123)	(102)
Receivable related to the sale of the Phoenix facility	(2,321)	—	—
Issuance of restricted stock	538	871	186

4. GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” in fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill effective January 1, 2002. Goodwill amortization expense was $71,000 net of taxes, for fiscal 2001. The Company estimates that goodwill amortization expense would have been $68,000, net of income taxes, for fiscal 2003 and 2002, respectively. The following table presents a reconciliation of net income (loss) and earnings (loss) per share adjusted for the exclusion of goodwill, net of income taxes:

(in thousands, except per share amounts):

	2003	2002	2001
Net income (loss):
As reported	$(12,718)	$571	$(12,856)
Effect of goodwill amortization	—	—	71

As adjusted	$(12,718)	$571	$(12,785)

Basic earnings (loss) per share:
As reported	$(1.86)	$0.09	$(1.80)
Effect of goodwill amortization	—	—	0.01

As adjusted	$(1.86)	$0.09	$(1.79)

Diluted earnings per share:
As reported	$(1.86)	$0.06	$(1.80)
Effect of goodwill amortization	—	—	0.01

As adjusted	$(1.86)	$0.06	$(1.79)

There have been no changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002.

As described in Note 2, the Company acquired intangible assets in connection with the acquisition of Uponor ETI Company consisting of customer relationships, manufacturing technology, patents and trademarks. As of and for the year ended December 31, 2003, amortization expense and accumulated amortization for these intangible assets is $671,000. Estimated annual amortization expense is $847,000, $847,000, $847,000, $381,000, $159,000 and $825,000 for fiscal 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2003, with no change in the carrying value of goodwill recorded. As of December 31, 2003, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

5. FINANCING ARRANGEMENTS

Current and long-term obligations at December 31, consisted of the following (in thousands):

	2003	2002
Borrowings under revolving credit facilities
PWPipe	$26,005	$15,036
ETI	8,301	—
PW Poly	325	—

Total borrowings under revolving credit facilities	$34,631	$15,036

Long-term debt:
PWPipe Senior Term Note A	$13,875	$17,350
ETI Senior Term Note	3,550	—
PW Poly Senior Term Note	1,063	—
Other installment notes payable	231	330

Total long-term debt	18,719	17,680
Senior Subordinated Notes	31,950	30,870
Financing Lease Obligation	13,125	13,202

Total current and long-term obligations	63,794	61,752
Less current maturities	(3,967)	(3,027)

Total long-term obligations	$59,827	$58,725

PWPipe

PWPipe has outstanding a Senior Credit Facility consisting of a Revolving Credit Facility and a Senior Term Note. The PWPipe Senior Term Note bears interest at a rate equal to the LIBOR plus 2.75%. The LIBOR rate at December 31, 2003 and 2002 was 1.25% and 1.5%, respectively. Outstanding notes issued pursuant to the Revolving Credit Facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2003, the Company had excess borrowing capacity of $5.2 million, which was based on available collateral, including eligible accounts receivable and inventories. In addition, PWPipe was in payment default relating to interest on its subordinated debt. PWPipe also cured the payment default on March 31, 2004.

Under the current agreement, the Company is required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

In 1999, the Company entered into Senior Subordinated Notes totalling $32.5 million ($26.4 million recorded amount net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock (the Subordinated Debt Agreement). Interest on the Senior Subordinated Notes is payable at a fixed rate per annum equal to 14% beginning on December 20, 1999, and on the 20th day of each March, June, September and December thereafter until the entire principal and interest is paid in full on September 20, 2007. Of this interest, 12% is payable in cash and 2% is accrued through the issuance of additional subordinated notes. Principal is due in three equal installments on September 20th of 2005, 2006 and 2007. The Senior Subordinated Notes provide for mandatory prepayment in the event of a change in control of the Company, as defined. A debt discount totalling $6.1 million was recorded upon the issuance of the Senior Subordinated Notes based on the collective estimated fair value of the Senior Subordinated Notes and warrants on the date issued. The discount is being amortized as a yield adjustment over the term of the notes using the effective interest method. The unamortized discount related to these notes was $3.1 million and $3.8 million at December 31, 2003 and 2002, respectively. For the years ending December 31, 2003, 2002, and 2001, $0.8 million, $0.7 million and $0.7 million, respectively, of the discount was recognized as interest expense in the income statement.

On February 28, 2002, the Company entered into amended loan agreements with the lenders of the PWPipe Senior Credit Facility and holders of the Senior Subordinated Notes, and completed a sale-leaseback transaction for certain of our manufacturing facilities and the Eugene office building. In connection with these revisions, the lenders of the Senior Credit Facility and holders of the Senior Subordinated Notes waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. As a result of these transactions, principal payments under the revised Senior Credit Facility were reduced to $2.9 million annually, with principal payments on Term Note A due in quarterly installments of $0.7 million beginning March 31, 2002. Additionally, the amount available under the Revolving Credit Facility was reduced from $50 million to $40 million.

On September 30, 2002, the Company entered into a revised financing agreement with the lenders of its PWPipe Senior Credit Facility and an amended agreement with holders of the Senior Subordinated Notes. Under the terms of the agreements, the Company increased the amount of its Senior Term Loan from $15.2 million to $18.0 million and decreased the annual principal payments from $2.9 million to $2.6 million. The proceeds of $2.8 million from the revision of the Term Loan were used to pay down the Revolving Credit Facility. Changes to certain provisions in the borrowing base calculation of the Senior Credit Facility were made to increase the availability of funds under the Revolving Credit Facility by $6.0 million. The maximum amount available under the Revolving Credit Facility was increased from $40 million to $45 million between February and May of each year. Under the amended agreement, the term of the Senior Credit Facility was extended by one year to September 2005 and the interest rates were reduced by 0.25%.

In addition, the PWPipe amended its Subordinated Debt Agreement on March 13, 2003 to acknowledge and reflect the purchase of ETI. In connection with this amendment, the Company issued to the holders of the subordinated debt 10-year warrants to purchase an aggregate of 350,000 shares of the Company’s common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if the Company is sold (whether in an asset sale, merger or stock acquisition) for cash or for certain types of securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004, the Company has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were recorded at their estimated fair value of $640,000 as an increase to stockholder’s equity, with a corresponding discount on the subordinated debt. The discount is being amortized using the effective interest method as a yield adjustment over the term of the subordinated debt. The unamortized discount related to these warrants was $0.5 million at December 31, 2003. For the year ending December 31, 2003, $0.1 million of the discount was recognized as interest expense in the income statement.

On May 30, 2003, the Company amended its PWPipe Senior Credit Facility with Fleet Capital Corp and CIT Group/Business Credit to increase the amount available on the Revolving Credit Facility to $50.0 million from its previous amounts of $40.0 million from September to January and $45.0 million from February to May.

As described above, the Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a financing lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to one year’s lease payments. The Company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the Company does not terminate the lease, the lease will automatically renew for a term of 10 years. In connection with this transaction, a warrant was issued to purchase 120,000 shares of Company common stock for $0.01 a share at any time through February 28, 2022. A debt discount totaling $0.4 has been recorded with the issuance of the warrant. The discount is being amortized using the effective interest method as a yield adjustment over the term of the lease. The unamortized discount relating to the financing lease obligation was $0.4 million at December 31, 2003 and 2002, respectively.

Proceeds from the sale-leaseback transaction, along with proceeds from the February 2002 sale of certain assets, were used to reduce the PWPipe Term Note A from $23.8 million to $17.6 million and pay Term Note B in full. The remaining proceeds were used to reduce the balance of the Company’s Revolving Credit Facility by approximately $4 million.

ETI

In connection with the acquisition of Uponor ETI Company (see Note 2), ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) available, but unutilized, Equipment Notes of up to $1.5 million (the ETI Senior Credit Facility). The ETI Revolving Credit Facility bears an interest rate of LIBOR plus 2.75%. ETI is required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note are due in quarterly payments of $250,000 beginning March 31, 2003 until it is paid in full on August 20, 2005. The Term Note bears an interest rate of LIBOR plus 3.25%. Additional payments on the Term Note will be made annually commencing December 31, 2003 for a cumulative total of $1 million from Excess Cash Flow, as defined. Payments on any borrowings under the ETI Equipment Notes will be made monthly at 1/60th of the total Note balance until paid in full on August 20, 2005. The Equipment Notes will bear an interest rate of LIBOR plus 3.25%. As of December 31, 2003, there were no amounts outstanding under the Equipment Notes.

The ETI Senior Credit Facility is collateralized by nearly all of the assets of ETI. Under the ETI Senior Credit Facility, ETI is required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Effective April 1, 2003, ETI entered into a fixed rate agreement for 50% of its term debt with a LIBOR rate of 2.49%. At December 31, 2003, the Contract had a notional amount of $2.1 million and a fair value of ($21,000). The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005.

PWPoly

On October 1, 2003, PWPoly entered into a credit and security agreement (the PWPoly Senior Credit Facility) with Wells Fargo Business Credit, Inc. (Wells Fargo) consisting of (i) a Revolving Credit Facility of $3.5 million and (ii) a $1.1 million Term Note. The PWPoly Revolving Credit Facility is limited to the lesser of $3.5 million or the aggregate amount of 85 percent of eligible PWPoly accounts receivable and the lesser of 60 percent of eligible PWPoly inventories or $1.5 million, less a liquidity reserve. At December 31, 2003, the maximum available revolving line of credit was approximately $1.3 million, net of outstanding borrowings. Borrowings under the PWPoly Revolving Credit Facility bear interest rates equal to the prime rate plus 1.50 percent. Payments on the PWPoly Term Note are due in monthly principal payments of $18,333 plus accrued interest beginning in November 2003, with the remaining principal and accrued interest due in September 2006. The PWPoly Term Note bears an interest rate of the prime rate plus 2.00 percent. During periods of default, the interest rate is increased to the prime rate plus 3.00 percent. The Company is also subject to certain fees and charges, including prepayment charges, as defined by the Agreement. On December 31, 2003, the prime rate was 4.00 percent.

The PWPoly debt is collateralized by all of the assets of PWPoly. Under the PWPoly Senior Credit Facility, PWPoly is required to comply with certain restrictive financial ratios and covenants which include, but are not limited to, minimum earnings before taxes, debt service coverage ratio, Senior Debt to tangible capital base ratio and a cap on aggregate capital expenditures, as defined by the PWPoly Senior Credit Facility. The PWPoly Senior Credit Facility also includes restrictions on additional indebtedness, guarantees, investments, acquisitions, change in control and dividends and distributions to shareholders. The PWPoly Senior Credit Facility also contains subjective acceleration and cross-default clauses under which Wells Fargo may declare an event of default if a material adverse change in PWPoly’s business occurs or PWPoly defaults on other indebtedness.

The Company incurred $1.1 million and $1.9 million in additional financing costs in 2003 and 2002 to complete the above transactions for PWPipe, ETI and PWPoly. These financing costs are capitalized and will be amortized over the life of the respective debt using the effective interest method.

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2003, under terms of the revised loan agreements and sale-leaseback financing lease obligation are (in thousands):

	Senior and Subordinated Debt and Other Notes	Financing Lease Obligation	Total
2004	$3,859	$1,651	$5,510
2005	24,721	1,651	26,372
2006	11,302	1,651	12,953
2007	10,681	1,651	12,332
2008	33	1,651	1,684
Thereafter	73	21,348	21,421

Total scheduled cash payments	50,669	29,603	80,272
Less amounts representing interest	0	(16,478)	(16,478)

Total amounts classified as debt obligations at December 31, 2003	$50,669	$13,125	$63,794

The weighted average interest rate on all revolving credit facility borrowings for the years ended December 31, 2003 and 2002 was 3.67% and 4.61%, respectively.

Management estimates that the fair market value of borrowing under its debt agreements approximates the carrying value at December 31, 2003, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin.

At December 31, 2003, PWPoly was in violation of certain covenants on its senior debt. On January 15, 2004, the Company amended its PWPoly Senior Credit Facility to revise certain financial covenants. In connection with the amendment, the lenders of PWPoly’s senior debt waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements.

At December 31, 2003, PWPipe was in violation of certain covenants on its senior and subordinated debt, as well as on the financing lease obligation. In addition, PWPipe was in payment default relating to interest on its subordinated debt. On March 31, 2004, PWPipe amended its senior and subordinated debt agreements, as well as its financing lease agreement, to revise certain financial covenants. In connection with the amendments, the lenders of PWPipe’s senior debt, the holders of the subordinated debt and the lessor in the financing lease waived any events of default arising from PWPipe’s past inability to comply with the financial covenants of its various debt agreements. PWPipe also cured the payment default on March 31, 2004. Under these amended agreements, the Company believes that it will be in compliance with the revised covenants through the first quarter of 2005.

6. GUARANTEES

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

(In thousands)
	2003	2002
Accrual for product warranties – beginning of year	$200	$200
Warranty liabilities assumed from acquisition of ETI	252	—
Accruals for warranties issued during the year	206	73
Settlements made during the year	(208)	(73)

Accrual for product warranties – end of year	$450	$200

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.2 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.2 million. No amounts were drawn on these letters of credit as of December 31, 2003.

7. DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. The adoption of FAS 133 did not have a material impact on the Company’s financial statements, but did result in the recording of an unrealized loss of $132,000, net of tax, in other comprehensive income.

In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. The Company’s objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses fixed rate agreements to adjust a portion, as determined by management and terms of the underlying debt agreements, of total debt that is subject to variable interest rates. Under the fixed rate agreements, the Company pays a variable rate of interest and receives a fixed rate of interest. These derivative instruments are considered to be a hedge against changes in the amount of future cash flows associated with the Company’s interest payments related to a portion of its variable rate debt obligations. Accordingly, the Company designates these instruments as cash flow hedges. The derivative instruments are reflected at fair value, net of the underlying debt, in the Company’s balance sheet, and the related gains or losses on this contract are deferred in shareholders’ equity as a component of comprehensive income. To the extent that these derivative instruments are not effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in earnings. By policy, the Company does not enter into such contracts for the purpose of speculation.

In November 1999, under covenants of the PW Eagle Senior Credit Facility, the Company entered into a three year fixed rate swap agreement with a notional amount of $25 million to hedge 50% of the variable rate outstanding PW Eagle Senior Term Notes. This fixed-rate agreement expired in September 2002. Based on our current assessment of interest rates, we elected to not enter into another fixed-rate agreement related to the PW Eagle Senior Term Notes. Effective April 1, 2003, the Company entered into a fixed rate swap agreement for 50% of its ETI Senior Term Note with a LIBOR rate of 2.49%. At December 31, 2003, this contract had a notional amount of $2.1 million and a fair value of $(21,000). The notional amount decreases in proportion to payments on the term debt until the fixed rate agreement terminates in August of 2005.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management’s opinion, the disposition of present proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

Operating Leases

The Company has non-cancelable operating leases for certain operating facilities that expire in 2010. The operating facility leases contain provisions for increasing the monthly rent with changes in the Consumer Price Index (CPI).

Future minimum lease payments at December 31, 2003, excluding CPI increases, are (in thousands):

2004	$851
2005	403
2006	362
2007	328
2008	331
Thereafter	473

$2,748

Rent expense under all operating leases was $1,409,000, $944,000 and $918,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense for 2003 included $428,000 incurred by ETI.

9. PREFERRED STOCK REDEMPTION AND COMMON STOCK PURCHASE WARRANTS

On September 20, 1999, as part of the issuance of the Senior Subordinated Notes (Note 5), the Company redeemed $10.0 million of its outstanding 8% convertible preferred stock in exchange for $10.0 million Senior Subordinated Notes and detachable Warrants to purchase 597,090 shares of common stock. A loss of approximately $800,000 was recorded for financial reporting purposes (classified with preferred dividends in the 1999 Statement of Operations) on the retirement of the preferred shares, based on the fair value of the Senior Subordinated Notes and detachable warrant issued in the exchange. In addition, a detachable warrant to purchase

1,343,452 shares of common stock was issued in conjunction with the issuance of the $22.5 million senior subordinated note. All of the detachable warrants are exercisable to purchase the Company’s common stock or Class B common stock at $0.01 per share and expire in ten years. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares. In addition, the Company granted the warrant holders a put right, whereby in the event of a change of control of the Company, as defined, the warrant holders have the right to require the Company to purchase all or any part of the warrants or shares issuable upon exercise of the warrants. On March 20, 2001, the Company signed an agreement with the holders of its outstanding warrants to purchase 1,940,542 shares of common stock, whereby the warrant holders have agreed to cancel their right to require the Company to purchase their warrants (the “Put Rights”) upon a change of control of the Company. In 2001, due to the cancellation of the Put Rights, the Company reclassified the stock warrants, which have a value of $5,887,000 to stockholders’ equity.

In connection with the sale-leaseback transaction completed in the first quarter of 2002, the Company issued a warrant to purchase 120,000 shares of common stock at $0.01 per share at any time through on February 28, 2022. The warrant was valued at $409,000 and was reflected as an increase to stockholder’s equity and a discount on the capital lease obligation.

In connection with the amendment of its subordinated debt agreement in the first quarter of 2003 to acknowledge and reflect the purchase of Uponor ETI Company, the Company issued a warrant to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants become exercisable, if at all, on October 1, 2004. However, if PW Eagle is sold (whether in an asset sale, merger, or stock acquisition) for cash or for certain types of liquid securities, the warrants will expire without having ever become exercisable. Similarly, if at October 1, 2004, PW Eagle has entered into a letter of intent (or other similar document) providing for its sale, the exercise date will be delayed to not later than December 31, 2004, and the warrants will expire without having become exercisable if the sale is consummated prior to December 31, 2004. In all events, the warrants expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt.

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

Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in on-going financing costs. The Company’s cyclicalness and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2004 to ensure the conclusions reached in 2003 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in the virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

At December 31, 2003, the Company had a net deferred tax asset of approximately $11.7 million (approximately $4.4 million at December 31, 2002). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

Deferred taxes as of December 31, 2003 and 2002, are summarized as follows (in thousands):

	2003	2002
Current deferred taxes:
Lower of cost or market adjustment	$177	$19
Warranty reserve	181	77
Allowance for doubtful accounts	200	100
Accrued liabilities	1,004	701
Inventory cost capitalization	382	485
Other	—	73

	$1,944	$1,455

Long-term deferred taxes:
Excess book over tax depreciation	$(3,090)	$(1,444)
Subordinated debt original issue discount	(325)	(401)

Subtotal	(3,415)	(1,845)
Accrued liabilities	294	13
Non-compete agreement	124	144
Federal and state net operating loss carryforwards	10,551	3,788
State tax credit carryforwards	261	252
AMT credit carryforwards	116	461
Restricted stock options	203	173
Royalty agreement	2,875	—
Intangibles	(1,270)	—

	$9,739	$2,986

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2003	2002	2001
Income (loss) before income taxes	$(20,916)	$944	$(20,185)

Current	20	(99)	(4,390)
Deferred	(8,024)	472	(2,939)

Income tax expense (benefit)	$(8,004)	$373	$(7,329)

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2003	2002	2001
Expected federal expense	$(7,314)	$330	$(7,065)
State taxes, net of federal benefit and credits	(690)	31	(738)
Other	—	12	474

Income tax expense (benefit)	$(8,004)	$373	$(7,329)

Amounts set forth as “Other” in the above table include adjustments deemed necessary in management’s judgment associated with income tax contingencies and other matters.

As of December 31, 2003, the Company has approximately $26.8 million and $33.2 million of net operating loss carryforwards for federal and state tax purposes, respectively. The net operating losses for federal tax purposes will expire at various dates through 2023. The net operating losses for state tax purposes will expire at various dates beginning in 2006 through 2023. The use of these carryforwards is dependent on the Company attaining profitable operations, and also could be limited in any one year under Internal Revenue Code Section 382 if there are significant ownership changes as a result of equity financings by the Company.

11. EARNINGS PER COMMON SHARE

The following tables reflect the calculation of basic and diluted earnings per share:

(in thousands, except for per share amounts)	2003	2002	2001
Income (loss) from continuing operations	$(12,912)	$571	$(12,856)
Income (loss) from discontinued operations	194

Net income (loss)	$(12,718)	$571	$(12,856)

Weighted average shares – basic	6,852	6,717	7,139
Effect of stock warrants	—	2,037	—
Effect of other dilutive securities	—	622	—

Weighted average shares – diluted	6,852	9,376	7,139

Income (loss) from continuing operations per share – basic	$(1.89)	$0.09	$(1.80)
Income (loss) from discontinued operations per share - basic	0.03

Net income (loss) per share – basic	$(1.86)	$0.09	$(1.80)

Income (loss) from continuing operations per share – diluted	$(1.89)	$0.06	$(1.80)
Income (loss) from discontinued operations per share – diluted	0.03
Net income (loss) per share – diluted	$(1.86)	$0.06	$(1.80)

Options to purchase 1,107,350, 205,040 and 1,124,625 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would have an anti-dilutive effect as the exercise price of the stock options was greater than the average market price of the common stock. Stock warrants to purchase 2,410,542 and 1,940,542 shares of common stock and 368,650 and 182,500 shares of unvested restricted stock were outstanding at December 31, 2003 and December 31, 2001, but were not included in the computation of diluted EPS because inclusion of these shares would have an anti-dilutive effect.

12. EMPLOYEE BENEFIT PLANS

Benefit Plan

The Company’s 401(k) plan covers all eligible employees. During 2003, the Company paid matching contributions of 50% of the first 6% of each plan participant’s eligible contributions.

The Company’s board of directors determines each year if an additional contribution will be made each year based on the Company’s performance to its annual plan. No additional contribution was approved by the Company’s board of directors for 2003. Eligible employees may elect to defer up to 25% (15% in 2001 and 2000) of their eligible compensation. Total amounts charged to operations were $715,000, $2,063,000, and $810,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

All active hourly union employees in the Company’s Buckhannon, West Virginia plant are covered by a defined benefit contribution plan. The Company’s sole responsibility is to make contributions in accordance with the union’s contractual terms. The Company does not have access to plan information. Contributions by the Company in 2003 totaled $41,000. The Company contributed $75 per month for each hourly employee in 2003. This contribution rate is expected to increase in $5 increments each year, ending at $125 per month for each hourly employee in 2013. Payments to employees covered under the plan are expected to be $58,000 in 2004, increasing to $90,000 in 2013.

Restricted Stock Grants

In 2003, 2002 and 2001, the Company awarded restricted stock grants of 140,900, 142,625 and 25,000 shares, respectively, to certain officers, directors and employees. Restricted stock is issued at the low trading price on the date of grant ranging from $3.77 to $4.20 for 2003, $6.11 for 2002 and $7.44 for 2001. These shares carry dividend and voting rights. Sales or transfers of these shares are restricted prior to the date of vesting. With the exception of 20,000 shares issued in 2003, the shares will vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The remaining 20,000 shares of restricted stock issued in 2003 will vest 100% on January 1, 2005. Restricted stock is subject to forfeiture in the event of termination of employment prior to the vesting date for reasons other than death or disability. During 2003, 42,200 shares of restricted stock vested. During 2002, 27,800 shares of restricted stock vested and 27,375 shares were cancelled due to the departure of an officer and the retirement of a director. No restrictions lapsed during the year ending December 31, 2001. However, during 2001, 29,000 shares of restricted stock were cancelled due to the retirement of the former president. As of December 31, 2003, 438,650 shares of restricted stock were outstanding.

Unearned compensation was charged for the fair value of the restricted shares at the time of award. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying balance sheet and is being amortized as compensation expense ratably over the related vesting period. Total amounts charged to operations were $354,000, $263,000, and $124,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and changes during the year ended on those dates is presented below (shares in thousands):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,052	$3.30	1,125	$4.03	1,059	$3.80
Granted	174	4.71	12	6.60	151	5.72
Exercised	(115)	2.06	(21)	1.52	(4)	1.95
Canceled	(4)	3.09	(64)	6.10	(81)	4.22

Outstanding at end of year	1,107	4.30	1,052	3.30	1,125	4.03

Options exercisable at year end	741	3.58	735	2.98	659	2.50

Options available for future grant	170		340		288

Weighted average fair value of options granted during the year		3.19		4.43		4.06

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50 to 2.13	342	4.53	$1.53	342	$1.53
2.75	3	3.00	2.75	3	2.75
3.09 to 4.63	424	6.64	3.52	276	3.44
6.60 to 7.50	208	8.29	6.25	42	7.37
$ 10.88 to 16.00	130	6.19	11.02	78	11.02

	1,107	6.24	$4.30	741	$3.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	64%	64%	71%
Expected life of option	84 months	84 months	84 months
Risk free interest rate	5.15%	5.15%	4.49 –4.99%

13. STOCKHOLDERS’ EQUITY

In prior years, the Company established a program that provided loans to board members and various officers to purchase shares of the Company. This program was terminated in 2002. In the third and fourth quarters of 1999, in connection with the sale of common stock to the company’s directors and officers, the Company accepted promissory notes as partial payment. The promissory notes require that the principal balance be paid in full by the fourth quarter of 2004. The promissory notes bear interest at the rate of the company’s revolving credit facility in place during the term of the note. Interest is payable on the last day of each calendar year that the notes remain outstanding. The note is a full recourse obligation of the individual.

In connection with the restructuring activities described in Note 14, the Company forgave certain director and officer stock loans totaling $387,000 as part of severance packages for employment terminations and consideration for the termination of two director consulting agreements. This cost is included in the 2003 restructuring charge.

14. RESTRUCTURING ACTIVITIES

In response to difficult economic conditions and poor operating results, the Company decided to consolidate the PWPipe and ETI business units under common management control in October 2003. The former ETI headquarters office in Denver, Colorado was closed and all administrative and accounting functions were transferred to the Eugene, Oregon office. In addition, the corporate office in Minneapolis, Minnesota was closed and all corporate office functions were transferred to the new corporate headquarters at the Eugene, Oregon office. As a result of the consolidation, approximately 30 non-management positions were eliminated. In addition, certain officers and directors resigned their positions and cancelled consulting agreements.

In connection with these activities, the Company expects to incur severance costs totaling $1,359,000, including the forgiveness of stock loans totaling $387,000 (see Note 13). As of December 31, 2003, the Company has incurred a charge of $1,253,000 for these severance costs, with the remaining charges of $106,000 expected to be incurred during the first quarter of fiscal 2004. Severance payments through December 31, 2003 totaled $78,000, with the remaining amounts to be paid according to contractual terms extending through August 2005. Restructuring charges are recorded on a separate line within operating income in the Company’s statement of operations.

On February 22, 2002, the Company completed a sale of its Hillsboro, Oregon facility, together with certain equipment, for $1.3 million. Additionally, an analysis of the carrying value of equipment not included in the sale indicated that its carrying value exceeded its net realizable value. Accordingly, the financial statements for fiscal 2001 reflect an asset impairment charge of $400,000 recorded as a component of cost of goods sold.

In July 2001, the Company announced a restructuring plan to align the Company’s operations with market conditions, reduce the Company’s fixed costs and improve profitability. These actions included a net reduction of 11 percent of the Company’s workforce, permanently closing and selling the Hillsboro, Oregon production facility, temporarily suspending operations of the Phoenix, Arizona manufacturing facility until customer demand required additional capacity and initiated focused cost reduction programs. The related restructuring charge of $1.2 million was recorded on a separate line within operating income in the Company’s statement of operations.

Under the 2001 restructuring plan, 93 positions were eliminated. Severance payments totaling $60,000 and $295,000 were paid to terminated employees in fiscal 2003 and 2002, respectively. The remaining severance payment of $3,000 will be paid during the first half of fiscal 2004.

Following is a summary of the restructuring reserve activity:

	Severance	Other	Total Restructuring
Restructuring accrual at December 31, 2000	$—	$—	$—
Additions to reserve	1,110	—	1,110
Charges against reserve	(752)	—	(752)

Restructuring accrual at December 31, 2001	358	—	358
Additions to reserve	—	—	—
Charges against reserve	(295)	—	(295)

Restructuring accrual at December 31, 2002	63	—	63
Additions to reserve	1,253	23	1,276
Charges against reserve	(138)	(23)	(161)

Restructuring accrual at December 31, 2003	$1,178	$—	$1,178

15. SEGMENT INFORMATION

The Company operates 11 manufacturing facilities dedicated to the production of plastic pipe and associated fitting products, both PVC and PE types. The vast majority of the Company’s business is PVC pipe and fitting products, with associated distribution managed on a centralized basis. PE products are manufactured at one facility, sales of which represent an insignificant portion of the Company’s business. For purposes of financial reporting, the Company has one reporting segment, the manufacture and distribution of plastic pipe, based on how it manages its business and the similarities of products and distribution. The Company’s distributing customer base is diverse, with no customer representing greater than 8% of net sales at December 31, 2003. The Company’s distributors supply product to a broad range of end user markets, including agricultural and turf irrigation; potable water and sewage transmission; fiber optic, telephone and electrical transmission; natural gas transmission, and industrial and commercial plumbing.

The Company’s sales are primarily within the United States, with immaterial export sales.

16. SIGNIFICANT VENDOR CONCENTRATION

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2003, 2002 and 2001, purchases of primary raw materials from two vendors totaled 85%, 79% and 77%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

	March	June	September	December	Year Ended
Quarter ended:

2003
Net sales	$70,038	$83,312	$96,241	$82,196	$331,787
Gross profit	10,934	12,073	7,070	6,672	36,749
Operating income (loss)	1,635	1,320	(5,797)	(6,716)	(9,558)
Income (loss) from continuing operations before taxes	(953)	(1,680)	(8,834)	(9,449)	(20,916)
Income (loss) from continuing operations	(588)	(1,037)	(5,450)	(5,837)	(12,912)
Income (loss) from discontinued operations (net of tax)	32	185	(23)	—	194
Net income (loss)	(556)	(852)	(5,473)	(5,837)	(12,718)
Earnings (loss) from continuing operations
Basic	(0.09)	(0.15)	(0.80)	(0.85)	(1.89)
Diluted	(0.09)	(0.15)	(0.80)	(0.85)	(1.89)
Earnings (loss) from discontinued operations
Basic	—	0.03	—	—	0.03
Diluted	—	0.03	—	—	0.03
Earnings (loss) per share
Basic	(0.09)	(0.12)	(0.80)	(0.85)	(1.86)
Diluted	(0.09)	(0.12)	(0.80)	(0.85)	(1.86)

2002

Net sales	$53,104	$76,380	$63,539	$58,252	$251,275
Gross profit	6,262	18,399	16,846	3,972	45,479
Operating income (loss)	(1,590)	7,979	9,208	(3,909)	11,688
Income (loss) before taxes	(4,270)	5,131	6,618	(6,535)	944
Net income (loss)	(2,635)	3,166	4,083	(4,043)	571
Basic net earnings (loss) per share (a)	(0.39)	0.47	0.61	(0.60)	0.09
Diluted net earnings (loss) per share (a)	(0.39)	0.33	0.43	(0.60)	0.06

The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

18. RELATED PARTY TRANSACTIONS

The Company has an arrangement with Spell Capital Partners, LLC under which the Company pays a monthly fee for office space and administrative support for two members of management and the Executive Committee of the Board of Directors. The Co-Chairmans of the Board of Directors are both members of Spell Capital Partners, LLC. Administrative expense under this arrangement for each year ending December 31, 2003, 2002 and 2001 was $0.2 million. In connection with restricting activities (see Note 14) this arrangement was terminated in January 2004.

In 2004, a monthly management fee of $51,000 will be paid to Spell Capital to provide supervisory and monitoring services to the Company as well as advice and assist with acquisitions, divestitures and financing activities of the Company.

19. SUBSEQUENT EVENTS

In addition to the subsequent events described in Note 5 above, the following are events completed by the Company subsequent to December 31, 2003:

On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics, to increase its ownership to approximately 23 percent. This investment was funded primarily through the issuance of new PWPoly subordinated debt of $1.3 million.

On March 26, 2004, the Company entered into a sale leaseback transaction on two manufacturing facilities. Net proceeds of $3.3 million were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A. As part of this transaction, the Company issued a standby letter of credit for $0.4 million which can be drawn in the event of a default under the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on an evaluation conducted by the Company, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Form 10-K, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls - There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to our directors is incorporated by reference to the sections labeled “Election of Directors” and “Code of Ethics”. The information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance”, which appear in our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Jerry A. Dukes	56	President of PW Eagle
Larry I. Fleming	58	President of PWPoly
Scott Long	41	Chief Financial Officer
N. Michael Stickel	61	Executive Vice President – Sales and Marketing
John R. Cobb	53	Executive Vice President – Operations
Keith H. Steinbruck	54	Vice President – Technical Director
Neil R. Chinn	53	Vice President – Human Resources

Jerry A. Dukes was elected president of PW Eagle in October 2003. Previously Mr. Dukes was President of Uponor ETI since 2001, served as vice president, manufacturing from 1992 through 2001. Mr. Dukes joined ETI in 1988 as Director of Manufacturing. Prior to ETI, Mr. Dukes was employed by Johns Manville Corp. in various manufacturing and general management positions in plastic pipe and other construction product businesses. He has a B.S. degree from Texas Tech University in Industrial Engineering and is registered as a Professional Engineer in the State of Texas.

Larry I. Fleming was elected president of PWPoly in February 2003. Previously Mr. Fleming was President of PWPipe from February 2001 through 2002. He served as senior vice president of sales and marketing from September 1999 until February 2001. Previously, Mr. Fleming was senior vice president – sales and marketing for PWPipe from 1990 through 1999. Prior to joining PWPipe in 1990, Mr. Fleming was vice president and general manager of the Bend Door and Millwork Company from 1988 through 1990, general manager of panel products for Simpson Timber Company from 1985 through 1988, general manager of Simpson Building Supply from 1982 through 1985 and general manager of Simpson Extruded Plastics Company from 1975 through 1982. Mr. Fleming has 19 years of experience in the plastic pipe industry. Mr. Fleming has received B.A. and M.B.A. degrees from the University of Washington.

Scott Long was elected chief financial officer of PW Eagle in October 2003. Previously Mr. Long was Chairman of Uponor ETI since 2001, before he served as president of Uponor ETI since 1998. Mr. Long joined ETI in 1991 as Corporate Controller. From 1994-1998 he held various financial, business development and general management positions within the Uponor organization in the United States and Europe. Prior to joining ETI, Mr. Long was a CPA in public practice. Mr. Long has a B.S. degree in Accounting and Business Administration from the University of Kansas and holds a Colorado CPA certificate (currently in inactive status).

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

John R. Cobb was elected our executive vice president – operations in February 2003. Previously, Mr. Cobb was senior vice president - operations in September 1999 through 2002. Mr. Cobb was senior vice president—operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 22 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” which appears in our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” which appears in our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

The following table reflects certain information about our equity compensation plans as of December 31, 2003.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	1,107	$4.30	170
Warrants	2,411	1.39	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,518	$2.30	170

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” which appears in our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled “Audit Fees’ which appears in our definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements
		Page in Form 10-K
	Report of Independent Auditors	23
	Statement of Operations	24
	Balance Sheet	25
	Statement of Stockholders’ Equity and Comprehensive Income	27-28
	Statement of Cash Flows	29
	Notes to Financial Statements	30-49

2.	Financial Statement Schedule

	Report of Independent Auditors on Financial Statement Schedule for the Three Years Ended December 31, 2003	58
	Schedule II Valuation and Qualifying Accounts	59

	All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

3.	Exhibits

	See Exhibit Index on page following signatures.

(b) Reports on Form 8-K

1. A Form 8-K dated October 2, 2003 was filed October 3, 2003 announcing in a press release the completion of several strategic initiatives.

2. A Form 8-K dated November 10, 2003 was filed November 11, 2003 announcing in a press release its operating results for the three and nine months ending September 30, 2003.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: March 31, 2004	By:	/s/ Jerry A. Dukes
Jerry A. Dukes, President

Power of Attorney

Each person whose signature appears below constitutes and appoints Jerry A. Dukes and Scott Long his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jerry A. Dukes Jerry A. Dukes	President (Principal Executive Officer)	March 31, 2004

/s/ Scott Long Scott Long	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2004

Denver Kaufman	Director

/s/ Richard W. Perkins Richard W. Perkins	Director	March 31, 2004

/s/ Bruce A. Richard Bruce A. Richard	Director	March 31, 2004

/s/ William H. Spell William H. Spell	Co-Chairman of the Board	March 31, 2004

/s/ Harry W. Spell Harry W. Spell	Co-Chairman of the Board	March 31, 2004

EXHIBIT INDEX

Number	Description**
3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated September 20, 1999.)

10.2	Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated September 20, 1999.)

10.3	Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated September 20, 1999.)

10.4	Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K dated September 20, 1999.)

10.5	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K dated September 20, 1999.)*

10.6	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K dated September 20, 1999.)*

10.7	Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K dated September 20, 1999.)*

10.8	Employment Agreement dated September 16, 1999 between the Registrant and Roger R. Robb. (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K dated September 20, 1999.)*

10.9	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K dated September 20, 1999.)*

10.10	Employment Agreement dated September 16, 1999 between the Registrant and Larry I. Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K dated September 20, 1999.)*

10.11	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K dated September 20, 1999.)*

10.12	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K dated September 20, 1999.)*

10.13	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K for the year ended December 31, 1992).*

10.14	Registrant’s 1997 stock option plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.15	Leveraged Equity Purchase Plan of registrant (Incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.16	Employment Agreement dated November 9, 1999 between the Registrant and Dobson West (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.17	Amendment to the Employment Agreement executed September 16, 1999 between Roger R. Robb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.18	Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.19	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.20	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.21	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.22	Amendment to the Employment Agreement executed September 16, 1999 between Larry I. Fleming and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.23	Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.24	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.25	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.2 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.26	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.27	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.28	Form of Promissory Note between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.29	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and William H. Spell, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.30	Second Amendment to the Employment Agreement executed November 9, 1999 between the Registrant and Dobson West, Chief Administrative Officer, General Counsel and Secretary (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.31	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Larry Fleming, President (Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.32	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Roger Robb, Chief Financial Officer (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2001). *

10.33	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.34	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.35	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.36	Amendment No. 2 and waiver to the Securities Purchase Agreement dated August 14, 2001 by and among the Registrant, J.P. Morgan Partners, Massachusetts Mutual Life Ins. Co., Mass Mutual Corporate Investors, Mass Mutual Participation Investors and Mass Mutual Corporate Value Partners Limited. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.37	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 21, 2001 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain lenders. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.38	Amended and Restated Office Sharing Agreement dated August 20, 2001 between the Registrant and Spell Capital Partners, LLC, an affiliate of the Registrant. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.39	Forbearance Agreement and Tenth Amendment to Second Amended and Restated Loan and Security Agreement dated December 5, 2001. (Incorporated by reference to Exhibit 10.39 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.40	Forbearance Agreement and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement dated December 27, 2001. (Incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.41	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and PW Eagle, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

10.42	Warrant agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.43	Fourteenth Amendment to Second amended and Restated Loan and Security Agreement dated March 27, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.44	Amendment No. 4 and waiver to the Securities Purchase Agreement dated as of March 27, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.45	Amendment No. 5 to the Securities Purchase Agreement dated May 14, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.46	Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 15, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.47	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.48	Third Amended and Restated Loan and Security Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.49	Amendment No. 6 to the Securities Purchase Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.50	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.51	Second Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2003.)

10.52	Third Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.53	Fourth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.54	Fifth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.55	Sixth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.56	Second Amendment to Loan and Security Agreement. (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.57	Third Amendment to Loan and Security Agreement. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.58	Amendment No. 8 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.59	Amendment No. 9 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.60	Amendment No. 10 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.61	Landlord Covenant Waiver. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

23.1	Consent of Independent Auditors.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this From 10-K.***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Filed herewith

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors

of PW Eagle, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2004, except for the last paragraph of Note 5, as to which the date is March 31, 2004, which report and consolidated financial statements are included at Item 8 in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 6, 2004

SCHEDULE II

Valuation and Qualifying Accounts

Description	Beginning Year Balance	Additions	Assumed Allowance	Deductions	Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2003	$4,414,300	$6,119,215	$419,067[2]	$6,099,289[1]	$4,853,293
Fiscal year ended December 31, 2002	$3,891,400	$9,425,900		$8,903,000[1]	$4,414,300
Fiscal year ended December 31, 2001	$3,971,100	$8,848,000		$8,927,700[1]	$3,891,400

1	Primarily sales discounts and allowances.
2	Assumed allowances from the acquisition of ETI.