Form 10-K/A
period 2003-12-31
PW EAGLE INC
filed 2004-04-29
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A (Number 1)

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

This Form 10-K/A-1 is being filed in order to include information required by Part III, Items 10-14, originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board currently consists of the five directors listed below:

Class I Directors whose terms of office will continue until the 2005 Annual Meeting of Shareholders:

Denver Kaufman (3)

Richard W. Perkins (1)(2)(3)

Class II Directors whose terms of office will continue until the 2004 Annual Meeting of Shareholders:

Bruce A. Richard (1)(3)(4)(5)

William H. Spell (2)(4)

Class III Director whose term of office will continue until the 2006 Annual Meeting of Shareholders:

Harry W. Spell (1)(4)

(1)	Member of Compensation Committee
(2)	Member of Nominating Committee
(3)	Member of Audit Committee
(4)	Member of Executive Committee
(5)	Audit Committee Financial Expert

The following is information concerning the principal occupations for at least the past five years of the directors:

Harry W. Spell, age 80, has served as a director of the Company, has been Chairman of the Board from January 1992 until January 2004, and serves as Co-Chairman since January 2004. He also served as Chief Executive Officer of the Company from January 1992 to January 1997. In addition, Mr. Spell is the Chairman of Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. H. Spell has been involved in private equity investing since 1988. He was employed by Xcel Energy, a Fortune 500 company, until August 1988, where he served as Senior Vice President of Finance and Chief Financial Officer. Mr. H. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations. Mr. H. Spell is the father of William H. Spell.

William H. Spell, age 47, has served as a director of the Company since January 1992 and Chief Executive Officer from January 1997 to January 2004, and served as the Company’s President from January 1992 to January 1997. Effective January 2, 2004, he resigned all operating positions and is currently Co-Chairman of the Board. In addition, Mr. W. Spell is the President of Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the Upper

Midwest. Mr. W. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. W. Spell was Vice President and Director of Corporate Finance at a regional investment banking firm located in Minneapolis, Minnesota. Mr. W. Spell is the son of Harry W. Spell. Mr. W. Spell has a BS and an MBA degree from the University of Minnesota.

Bruce A. Richard, age 74, has been a director of the Company since March 1992 and Vice Chairman since February 1996. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as President and Chief Operating Officer of Xcel Energy, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John’s University, and serves as a director of several private companies and is actively involved in other philanthropic organizations.

Denver Kaufman, age 73, has been a director of the company since April 2002. Since January 1998, Mr. Kaufman has been President of Partners for Assistance in Living, LLC, an organization providing housing for the elderly. From 1991 to 1997, he was President of Housing Alternatives Development Corporation, a nonprofit corporation engaged in providing housing for the frail and elderly, low and moderate income families and handicapped. From 1961 to 1990, he was in the private practice of law with the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. and was of counsel to such firm from 1990 to 1992.

Richard W. Perkins, age 71, has been a director of the Company since January 1992. Mr. Perkins has been President of Perkins Capital Management, Inc., a registered investment adviser, since 1984 and has had over 45 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Inc. where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. Mr. Perkins is also affiliated with Spell Capital Partners, LLC, a private equity firm which focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Perkins is a director of various public companies, including: Synovis Life Technologies, Inc., Lifecore Biomedical, Inc., CNS, Inc., Nortech Systems, Inc., Vital Images, Inc., Teledigital, Inc. and Two Way TV (US), Inc.

Executive Officers

The names, ages and positions of the executive officers are as follows:

Name	Age	Position

Jerry A. Dukes	56	President of PW Eagle

Larry I. Fleming	58	President of PW Poly

Scott M. Long	41	Chief Financial Officer

N. Michael Stickel	61	Executive Vice President – Sales and Marketing

John R. Cobb	53	Executive Vice President – Operations

Keith H. Steinbruck	54	Vice President – Technical Director

Neil R. Chinn	53	Vice President – Human Resources

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

Larry I. Fleming was elected president of PW Poly in February 2003. Previously Mr. Fleming was President of PWPipe from February 2001 through 2002. He served as senior vice president of sales and marketing from September 1999 until February 2001. Previously, Mr. Fleming was senior vice president – sales and marketing for PWPipe from 1990 through 1999. Prior to joining PWPipe in 1990, Mr. Fleming was vice president and general manager of the Bend Door and Millwork Company from 1988 through 1990, general manager of panel products for Simpson Timber Company from 1985 through 1988, general manager of Simpson Building Supply from 1982 through 1985 and general manager of Simpson Extruded Plastics Company from 1975 through 1982. Mr. Fleming has 19 years of experience in the plastic pipe industry. Mr. Fleming has received B.A. and M.B.A. degrees from the University of Washington. Mr. Fleming has resigned his employment with the Company effective April 30, 2004.

Scott M. Long was elected chief financial officer of PW Eagle in October 2003. Previously Mr. Long was Chairman of Uponor ETI since 2001, before he served as president of Uponor ETI since 1998. Mr. Long joined ETI in 1991 as Corporate Controller. From 1994-1998 he held various financial, business development and general management positions within the Uponor organization in the United States and Europe. Prior to joining ETI, Mr. Long was a CPA in public practice. Mr. Long has a B.S. degree in Accounting and Business Administration from the University of Kansas and holds a Colorado CPA certificate (currently in inactive status).

N. Michael Stickel was elected executive vice president – sales and marketing in February 2003. Previously, Mr. Stickel was senior vice president sales and marketing from February 2001 through 2002. Before joining PW Eagle Mr. Stickel was vice president and general manager for Simpson Paper Company. Mr. Stickel spent 8 years with PWPipe, as vice president and general manager of PWResin, a subsidiary of PWPipe, from 1990 through 1993, and as vice president of sales and marketing for PWPipe from 1985 through 1990. Mr. Stickel also served as vice president of planning and control for Longmile Rubber Company from 1981 to 1985 and general manager of the chemicals division for Simpson Investment Company from 1976 through 1981. Mr. Stickel received a B.S. from Oregon State University and a M.B.A. from the University of Oregon.

John R. Cobb was elected executive vice president – operations in February 2003. Previously, Mr. Cobb was senior vice president—operations in September 1999 through 2002. Mr. Cobb was senior vice president—operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 22 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

Keith H. Steinbruck was elected vice president – technical director in September 1999 and served through August 2002. Mr. Steinbruck returned to the company and continued to serve as our vice president – technical director in November 2002. Previously, Mr. Steinbruck was vice president – technical director for PWPipe from 1995 through 1999 and technical manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 27 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley’s Executive Program for Technical Managers.

Neil R. Chinn was elected vice president – human resources in September 1999. Previously, Mr. Chinn was vice president – human resources for PWPipe from 1995 through 1999 and employee relations manager for PWPipe from 1986 through 1995. Mr. Chinn received a B.A. degree from the University of Leicester and M.S. and M.B.A. degrees from the University of Oregon. He has also completed graduate courses at the School of Law, University of Oregon and has attended classes with the American Compensation Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10 percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Messrs. W. Spell, and West were late filing one Form 4 each reporting one transaction, and Messrs. Long and Dukes were late filing a Form 3 and one Form 4 each reporting one transaction.

Code of Ethics

The Company has adopted the PW Eagle Code of Ethics for Financial Executives (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company has also adopted a Code of Ethics and Business Conduct that applies to the Company’s officers, directors and employees (“Code of Conduct”). The Code of Ethics and Code of Conduct is available at no charge to any stockholder who sends a written request for a paper copy to: Investor Relations, PW Eagle, Inc., 1550 Valley River Drive, Eugene, Oregon 97401. If any substantive amendments are made to the Code of Ethics or any waiver granted, including any implicit waiver from a provision of the Code of Ethics to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendments or waiver on the Company’s website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the last three fiscal years to the Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus for fiscal 2003 exceeded $100,000:

	Annual Compensation						Long-Term Compensation
							Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)(1)		Restricted Stock Award(s) ($)(2)		Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

William H. Spell, Chief Executive Officer and President PWPipe	2003 2002 2001	273,312 212,160 212,002		0 88,984 0	48,508 0 0	(10)	60,600 0 81,086	(9)	0 0 11,250	0 0 0	32,558 17,458 17,260	(3)

Larry I. Fleming, President PW Poly	2003 2002 2001	278,281 272,087 258,686	(4)	0 48,733 0	0 0 0		0 0 81,086	(9)	0 0 16,250	0 0 0	6,573 18,984 17,277	(5)

John R. Cobb, Exec. Vice President— Operations	2003 2002 2001	211,279 196,841 190,705		0 56,205 0	0 0 0		0 0 64,869	(9)	0 0 9,000	0 0 0	6,000 12,378 5,100	(6)

Roger R. Robb, Former Exec. Vice President and former Chief Financial Officer	2003 2002 2001	235,143 216,207 189,953		0 68,205 0	0 0 0		0 0 64,869	(9)	0 0 9,000	0 0 0	7,146 17,772 14,061	(7)

N. Michael Stickel, Exec. Vice President— Sales & Marketing	2003 2002 2001	212,139 200,043 173,115	(4)	0 31,149 0	0 0 0		33,600 0 187,500	(9)	4,000 0 85,000	0 0 0	6,924 16,458 3,001	(8)

(1)	Does not include car allowances or personal use of Company car, group life insurance or other personal benefits, the aggregate amount of which was less than 10% of the individual’s listed compensation.
(2)	Dividends, if declared by the Company, will be paid on the shares. Aggregate shares of restricted stock held by the named executive officers at December 31, 2003 and the value of such shares on that date (based on a closing stock price of $4.40 per share) are as follows: Mr. Spell held 61,250 shares valued at $269,500; Mr. Fleming held 56,250 shares valued at $247,500; Mr. Cobb and Mr. Robb each held 46,000 shares valued at $202,400; and Mr. Stickel held 33,000 shares valued at $145,200.
(3)	Amount includes Company contributions for the benefit of William Spell to the 401(k) plan $5,099 and nonqualified pension plan $3,459; and payments on insurance policy for the benefit of William Spell of $24,000.
(4)	Includes payments for unused sick days: Mr. Fleming $2,365; and Mr. Stickel $2,366.
(5)	Amount includes Company contributions for the benefit of Mr. Fleming to the 401(k) plan $5,955 and nonqualified pension plan $618.
(6)	Amount includes Company contributions for the benefit of Mr. Cobb to the 401(k) plan $6,000.
(7)	Amount includes Company contributions for the benefit of Mr. Robb to the 401(k) plan $5,799 and nonqualified pension plan $1,347.
(8)	Amount includes Company contributions for the benefit of Mr. Stickel to the 401(k) plan $5,696 and nonqualified pension plan $1,228.
(9)	Amount of restricted stock award was valued on Oct. 17, 2001, prior to shareholder approval, and was revalued on May 2, 2002 upon shareholder approval at the low trading price of $6.11.
(10)	Tax payments related to an insurance policy for the benefit of William Spell.

Option/SAR Grants During 2003 Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
William H. Spell	—		—	—	—	—	—
Larry I. Fleming	—		—	—	—	—	—
John R. Cobb	—		—	—	—	—	—
Roger R. Robb	—		—	—	—	—	—
N. Michael Stickel	4,000	(1)	2.4%	4.51	March 6, 2013	29,385	46,741

(1)	Option was granted on March 6, 2003 and vests at a rate of 20% per year starting March 6, 2004.

Option/SAR Exercises in 2003 Fiscal Year and Fiscal Year End Option Values

The following table sets forth information as to individual exercises of options, number of options and value of options at December 31, 2003 with respect to the named executive officers:

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Securities Underlying Options/SARs at FY-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($)(1) Exercisable/ Unexercisable
William H. Spell	60,000	$155,250	134,750 / 6,500	364,049 / 7,700
Larry I. Fleming	—	—	62,750 / 21,000	57,449 / 18,050
John R. Cobb	—	—	55,400 / 16,100	52,079 / 15,970
Roger R. Robb	—	—	55,400 / 16,100	48,479 / 15,070
N. Michael Stickel	—	—	34,800 / 54,200	— / —

(1)	Based on the difference between the closing price of the Company’s Common Stock as reported by Nasdaq at fiscal year end and the option exercise price.

Directors’ Compensation

In 2003, Messrs. H. Spell, Chairman of the Board, and Richard, Vice Chairman of the Board, were each compensated at the rate of $2,782 per month (except for January for which they were compensated at a rate of $2,600) for their services in such capacities. They were also compensated for their roles as Director Consultants at the rate of $3,125 per month. Messrs. H. Spell and Richard each received director fees in the total amount of $33,202 for fiscal 2003. Messrs. Richard Perkins and Denver Kaufman were compensated at the rate of $1,947 per month (except for January for which they were compensated at a rate of $1,820) for their roles as directors. Compensation to directors consisted of payments to Mr. Perkins and Mr. Kaufman in the amount of $23,237 each.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 25, 2004, concerning the beneficial ownership of the Company’s voting securities by persons who are known to own five percent or more of a class of voting stock of the Company, by each executive officer named in the Summary Compensation Table, by each director and nominee, and by all directors and executive officers (including the named individuals) of the Company as a group. Unless otherwise noted, the person listed as the beneficial owner of the shares has sole voting and investment power over the shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class (1)
J.P. Morgan Partners, L.L.C. 1221 Avenue of the Americas New York, NY 10020	1,585,760	(2)	18.0%
William H. Spell 222 S. Ninth Street Minneapolis, MN 55402	769,963	(3)(4)(5)	10.5%
David L. Babson & Company, Inc. 1295 State Street Springfield, MA 01111	704,782	(2)	8.9%
Harry W. Spell 222 S. Ninth Street Minneapolis, MN 55402	526,603	(4)(5)(6)	7.2%
Richard W. Perkins	292,342	(5)(7)	4.0%
Bruce A. Richard	268,297	(5)(8)	3.7%
Larry I. Fleming	162,500	(9)	2.2%
Dobson West	155,500	(10)	2.1%
John R. Cobb	138,900	(11)	1.9%
N. Michael Stickel	102,613	(12)	1.4%
Denver Kaufman	13,000	(13)	*
All Directors, Nominees and Officers as a Group (13 persons)	2,643,622	(14)	33.6%

*	Less than 1%
(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 25, 2004 or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.
(2)	Such shares are not outstanding but may be purchased upon exercise of currently exercisable warrants to purchase Common Stock.
(3)	Includes 134,750 shares which may be purchased upon exercise of currently exercisable options, 21,429 shares held by Mr. Spell’s wife, and 8,000 shares held in trusts for minor children.

(4)	Includes 92,500 shares held by the Spell Family Foundation. Messrs. H. Spell and William Spell share voting and dispositive power over such shares.
(5)	Messrs. William H. Spell, Harry W. Spell, Richard W. Perkins and Bruce A. Richard have individually acquired securities of the Company from the Company and in open market transactions and each of them individually anticipates that he will acquire additional securities of the Company in the future. Such persons have entered into an agreement which requires that a majority of them approve any sale of securities of the Company by any of them. This agreement is designed to keep all of such persons interested and focused on the long-term success of the Company and recognizes that each of such persons contributes specific expertise to the Company through their positions as directors and/or officers. The agreement does not require that such persons vote their shares in any specific manner or act in concert in connection with any purchase or sale of securities of the Company.
(6)	Includes 85,575 shares which may be purchased upon exercise of currently exercisable options and 3,571 shares held by Mr. Spell’s wife.
(7)	Includes 21,900 shares which may be purchased upon exercise of currently exercisable options, 6,429 shares held by a Profit Sharing Trust for Mr. Perkins’ benefit, 5,000 shares held by the Perkins Foundation, and 106,500 shares held by clients of Perkins Capital Management, Inc., as to which Mr. Perkins has sole investment power.
(8)	Includes 105,575 shares which may be purchased by Mr. Richard upon exercise of currently exercisable options.
(9)	Includes 63,750 shares which may be purchased by Mr. Fleming upon exercise of currently exercisable options.
(10)	Includes 63,375 shares which may be purchased by Mr. West upon exercise of currently exercisable options.
(11)	Includes 55,400 shares which may be purchased by Mr. Cobb upon exercise of currently exercisable options.
(12)	Includes 69,600 shares which may be purchased by Mr. Stickel upon exercise of currently exercisable options.
(13)	Includes 9,000 shares which may be purchased by Mr. Kaufman upon exercise of currently exercisable options and 4,000 shares held by Mr. Kaufman’s wife.
(14)	Includes 628,950 shares which may be purchased by all directors, nominees and officers as a group upon exercise of currently exercisable options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table reflects certain information about our equity compensation plans as of December 31, 2003.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	1,107	$4.30	170
Warrants	2,411	1.39	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,518	$2.30	170

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Office Sharing. During 2003, the Company had an office sharing arrangement with Spell Capital Partners, LLC pursuant to which the Company paid $17,750 per month for space and administrative support. William H. Spell and Harry W. Spell are both members of Spell Capital Partners, LLC.

Loans to Purchase Stock. In fiscal 1999 and 2001, the Company sold stock to its directors and executive officers and accepted full recourse Promissory Notes in payment of all or a portion of the consideration for such stock. The Company believes that each member of its management team should have a significant stake in the Company’s financial performance. By having a meaningful amount of equity at risk, management’s interests are closely aligned with those of the Company’s shareholders. The Notes bear interest at the rate the Company is paying to the senior secured lender on its revolving credit facility, currently 3.625% per annum. Loans in excess of $60,000 have been made to the following persons:

Name and Title	Highest Amount Outstanding During Fiscal 2003	Amount Outstanding as of April 23, 2004
William H. Spell, Co-Chairman of the Board; former CEO	$115,488	$0	(1)
Larry I. Fleming, President PW Poly	98,547	0	(2)
Harry W. Spell, Co-Chairman of the Board	92,301	0	(3)
Bruce A. Richard, Vice Chairman of the Board	46,375	0	(4)
Richard W. Perkins, Director	92,301	46,375
John R. Cobb, Executive Vice President—Operations	86,953	86,953
Roger R. Robb, former Executive Vice President and former Chief Financial Officer	89,447	0
Dobson West, former CAO, Genl Counsel & Secretary	86,953	0	(5)
N. Michael Stickel, Executive Vice President—Sales & Marketing	78,094	78,094

(1)	Outstanding balance of $115,488 forgiven in connection with termination of employment agreement.
(2)	Outstanding balance of $98,547 will be forgiven upon his termination on April 30, 2004.
(3)	Outstanding balance of $92,301 forgiven in connection with termination of consulting agreement.
(4)	Outstanding balance of $92,301 forgiven in connection with termination of consulting agreement.
(5)	Outstanding balance of $86,953 forgiven in connection with termination of employment agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid to PricewaterhouseCoopers LLP for fiscal years 2002 and 2003:

	FY 2002	FY 2003
Audit Fees	$344,019	$524,444
Audit-Related Fees	71,118	237,774
Tax Fees	103,180	59,750
All Other Fees	0	0
TOTALS	518,317	821,968

Audit fees are for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q or services that are normally provided by the accountant in connection with regulatory filings with the Securities and Exchange Commission. Fiscal 2003 includes $161,000 of services provided in connection with the planned registration of PWPoly common stock and the filing of the Form 8-K for the ETI acquisition.

Audit-related fees are primarily for the assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements. For 2002 and 2003, this consists primarily of employee benefit plan audits and acquisition/disposition transaction assistance.

Tax fees are services provided in connection with tax compliance, tax advice and tax planning. For 2002 and 2003, this consists primarily of preparation of the Company’s federal and state tax returns and other compliance related matters.

The Company’s Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that such services are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its independent auditors or any other auditing or accounting firm.

During fiscal year 2003, the Audit Committee approved all audit and non-audit services provided to the Company by our independent auditor prior to management engaging the auditor for that purpose. The Committee’s current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by our independent auditors. In making its recommendation to appoint PricewaterhouseCoopers as the Company’s independent auditor, the Audit Committee has considered whether the provision of the non-audit services rendered by PricewaterhouseCoopers is compatible with maintaining that firm’s independence.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Form 10-K Amendment or previously filed as part of the Form 10-K filed on March 31, 2004:

	1.	Financial Statements

			Page in Form 10-K
		Report of Independent Accountants	22
		Statement of Operations	23
		Balance Sheet	24
		Statement of Stockholders’ Equity and Comprehensive Income	25-26
		Statement of Cash Flows	27
		Notes to Financial Statements	28-45

	2.	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	61

		All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

	3.	Exhibits

		See Exhibit Index on page following signatures.

(b)	Reports on Form 8-K

	1.	A Form 8-K dated October 2, 2003 was filed October 3, 2003 announcing in a press release the completion of several strategic initiatives.

	2.	A Form 8-K dated November 10, 2003 was filed November 12, 2003 announcing in a press release its operating results for three and nine months ending September 30, 2003.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated:	April 29, 2004	By:	/s/ Jerry A. Dukes

Jerry A. Dukes, President

EXHIBIT INDEX

Number	Description**

3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Second Amended and Restated Loan and Security Agreement dated September 20, 1999 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain Lenders. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated September 20, 1999.)

10.2	Securities Purchase Agreement dated as of September 20, 1999 by and among the Registrant and certain investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated September 20, 1999.)

10.3	Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated September 20, 1999.)

10.4	Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K dated September 20, 1999.)

10.5	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K dated September 20, 1999.)*

10.6	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K dated September 20, 1999.)*

10.7	Employment Agreement dated September 16, 1999 between the Registrant and William H. Spell. (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K dated September 20, 1999.)*

10.8	Employment Agreement dated September 16, 1999 between the Registrant and Roger R. Robb. (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K dated September 20, 1999.)*

10.9	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K dated September 20, 1999.)*

10.10	Employment Agreement dated September 16, 1999 between the Registrant and Larry I. Fleming. (Incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K dated September 20, 1999.)*

10.11	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K dated September 20, 1999.)*

10.12	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K dated September 20, 1999.)*

10.13	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K for the year ended December 31, 1992).*

10.14	Registrant’s 1997 stock option plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.15	Leveraged Equity Purchase Plan of registrant (Incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the year ended December 31, 1996).*

10.16	Employment Agreement dated November 9, 1999 between the Registrant and Dobson West (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.17	Amendment to the Employment Agreement executed September 16, 1999 between Roger R. Robb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.18	Amendment to the Employment Agreement executed September 16, 1999 between William H. Spell and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.19	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.20	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.21	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.22	Amendment to the Employment Agreement executed September 16, 1999 between Larry I. Fleming and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.23	Amendment to the Employment Agreement executed November 9, 1999 between Dobson West and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.24	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.25	Sales Agreement effective January 1, 2000 (Incorporated by reference to Exhibit 10.2 to the registrant’s form 10-Q for the quarter ended March 31, 2000).

10.26	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.27	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.28	Form of Promissory Note between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.29	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and William H. Spell, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.30	Second Amendment to the Employment Agreement executed November 9, 1999 between the Registrant and Dobson West, Chief Administrative Officer, General Counsel and Secretary (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.31	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Larry Fleming, President (Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.32	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Roger Robb, Chief Financial Officer (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2001). *

10.33	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.34	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.35	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.36	Amendment No. 2 and waiver to the Securities Purchase Agreement dated August 14, 2001 by and among the Registrant, J.P. Morgan Partners, Massachusetts Mutual Life Ins. Co., Mass Mutual Corporate Investors, Mass Mutual Participation Investors and Mass Mutual Corporate Value Partners Limited. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.37	Ninth Amendment to Amended and Restated Loan and Security Agreement dated August 21, 2001 by and among the Registrant, Fleet Capital Corporation, as Agent, and certain lenders. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.38	Amended and Restated Office Sharing Agreement dated August 20, 2001 between the Registrant and Spell Capital Partners, LLC, an affiliate of the Registrant. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

10.39	Forbearance Agreement and Tenth Amendment to Second Amended and Restated Loan and Security Agreement dated December 5, 2001. (Incorporated by reference to Exhibit 10.39 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.40	Forbearance Agreement and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement dated December 27, 2001. (Incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K for the year ended December 31, 2001.)

10.41	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and PW Eagle, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

10.42	Warrant agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.43	Fourteenth Amendment to Second amended and Restated Loan and Security Agreement dated March 27, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.44	Amendment No. 4 and waiver to the Securities Purchase Agreement dated as of March 27, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.45	Amendment No. 5 to the Securities Purchase Agreement dated May 14, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.46	Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 15, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.47	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.48	Third Amended and Restated Loan and Security Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.49	Amendment No. 6 to the Securities Purchase Agreement dated September 30, 2002. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.)

10.50	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.51	Second Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2003.)

10.52	Third Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.53	Fourth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.54	Fifth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.55	Sixth Amendment to Third Amended and Restated Loan and Security Agreement. (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.56	Second Amendment to Loan and Security Agreement. (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.57	Third Amendment to Loan and Security Agreement. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.58	Amendment No. 8 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.59	Amendment No. 9 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.60	Amendment No. 10 to the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

10.61	Landlord Covenant Waiver. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended September 30, 2003.)

23.1	Consent of Independent Accountants.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this From 10-K.***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Previously filed with the Form 10-K on March 30, 2004
****	Filed herewith