Form 10-Q
period 2004-03-31
PW EAGLE INC
filed 2004-05-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-18050

PW EAGLE, INC.

(Exact name of registrant as specified in its Charter)

MINNESOTA	41-1642846
(State of incorporation)	(I.R.S. Employer Identification No.)

1550 Valley River Drive

Eugene, Oregon 97401

(Address of principal executive offices)

Registrant’s telephone number, including area code: (541) 343-0200

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 14, 2004 was 7,205,812.

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2004 and 2003 (Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2004	2003
Net sales	$106,091	$70,038
Cost of goods sold	96,065	59,104

Gross profit	10,026	10,934

Operating expenses:
Selling expenses	9,932	6,501
General and administrative expenses	2,420	2,798
Restructuring and related costs	658	—

	13,010	9,299

Operating income (loss)	(2,984)	1,635

Non-operating expenses (income):
Interest expense	3,541	2,584
Other (income) expense, net	(26)	4
Equity in earnings of affiliate	(219)	—

	3,296	2,588

Loss from continuing operations before income taxes	(6,280)	(953)
Income tax benefit	(2,405)	(365)

Loss from continuing operations	(3,875)	(588)
Income from discontinued operations, net of taxes	—	32

Net loss	$(3,875)	$(556)

Loss from continuing operations per share:
Basic	$(0.56)	$(0.09)

Diluted	$(0.56)	$(0.09)

Income from discontinued operations per share:
Basic	$—	$0.01

Diluted	$—	$0.01

Loss per share:
Basic	$(0.56)	$(0.08)

Diluted	$(0.56)	$(0.08)

Shares used in earnings (loss) per share calculation:
Basic	6,892	6,820
Diluted	6,892	6,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – March 31, 2004 and December 31, 2003 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$754	$431
Accounts receivable, net	48,346	26,566
Inventories	39,576	45,545
Deferred income taxes	1,456	1,944
Other	1,475	3,896

Total current assets	91,607	78,382

Property and equipment, net	59,908	62,146
Goodwill	3,651	3,651
Intangible assets	3,084	3,150
Other assets	21,281	17,849

Total assets	$179,531	$165,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$46,238	$34,631
Current maturities of long-term debt and financing lease obligations	3,094	3,967
Accounts payable	35,670	25,214
Book overdraft	2,648	6,168
Accrued liabilities	12,971	12,012

Total current liabilities	100,621	81,992

Other long-term liabilities	7,192	8,124
Long-term debt, less current maturities	11,015	14,861
Financing lease obligations, less current maturities	16,306	13,016
Senior subordinated debt	32,529	31,950

Total liabilities	167,663	149,943

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,998	6,936
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,223,033 and 7,258,850 shares, respectively	72	73
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	31,952	31,281
Unearned compensation	(1,355)	(1,104)
Notes receivable from officers and employees on common stock purchases	(350)	(350)
Accumulated other comprehensive income	398	371
Retained earnings (accumulated deficit)	(25,847)	(21,972)

Total stockholders’ equity	11,868	15,235

Total liabilities and stockholders’ equity	$179,531	$165,178

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2004 and 2003 (Unaudited)

(in thousands)	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,875)	$(556)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	10	11
Depreciation and amortization	2,427	2,402
Royalty accretion	174
Amortization of debt issue costs, discounts and premiums	660	442
Receivable provisions	(1,395)	(2,624)
Equity in undistributed earnings of an affiliate	(219)	—
Deferred income taxes	(2,273)	(74)
Issuance of subordinated debt for interest payment	356	173
Non-cash restructuring charge	441	—
Non-cash compensation	26	51
Changes in operating assets and liabilities	(2,811)	(4,741)

Net cash used in operating activities	(6,479)	(4,916)

Cash flows from investing activities:
Purchases of property and equipment	(381)	(616)
Purchase of Extrusion Technologies, Inc.	—	(22,415)
Purchase of interest in an affiliate	(1,550)	—
Proceeds from property and equipment disposals	2,342	38

Net cash provided by (used in) investing activities	411	(22,993)

Cash flows from financing activities:
Change in cash overdraft	(3,520)	(5,294)
Net borrowings under revolving credit facility	11,607	31,200
Proceeds from financing lease obligation	3,555	—
Payment on financing lease obligation	(43)	(23)
Proceeds from long-term debt	1,300	5,000
Repayment of long-term debt	(5,984)	(664)
Issuance of common stock	9	226
Common stock repurchase	(30)	—
Payment of debt issuance/financing costs	(925)	(365)
Proceeds from stock subscription for PWPoly	422	—

Net cash provided by financing activities	6,391	30,080

Net change in cash and cash equivalents	323	2,171
Cash and cash equivalents, beginning of period	431	337

Cash and cash equivalents, end of period	$754	$2,508

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2004 and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications were made to the prior year financial statements to conform to the March 31, 2004 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.	Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$8,758	$8,421
Finished goods	30,818	37,124

	$39,576	$45,545

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	March 31, 2004	March 31, 2003
Issuance of warrant related to sale-leaseback transaction	62	—
Issuance of warrant related to the acquisition of ETI	—	640
Issuance of restricted stock	—	233
Cancellation of restricted stock	167	—
Modification of stock awards	314	—

3.	Acquisition and Divestiture

Acquisition of ETI

On March 14, 2003, PW Eagle, Inc. acquired (the Acquisition) all of the outstanding stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finish company. In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

The following unaudited pro forma condensed consolidated statement of operations for 2003 (compared to actual results for 2004) have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI Company’s historical financial statements and are based on the estimates and assumptions set forth below. The unaudited pro forma combined results of operations as if the Acquisition occurred on the first day of 2003 are as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2004	2003 Proforma
Net sales	$106,091	$89,204
Net income (loss)	(3,875)	484
Basic earnings (loss) per share	$(0.56)	$0.07
Diluted earnings per share	(0.56)	0.05

The unaudited pro forma results include amortization of the acquired intangibles described above, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the Acquisition. The unaudited pro forma results also include the impact of a $1.59 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, 2003 nor are they necessarily indicative of future consolidated results.

4.	Financing Arrangements

Current and long-term obligations at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Borrowings under revolving credit facilities
PWPipe	$30,036	$26,005
ETI	14,823	8,301
PW Poly	1,379	325

Total borrowings under revolving credit facilities	$46,238	$34,631

Long-term debt
PWPipe Senior Term Note A	$8,227	$13,875
ETI Senior Term Note	3,300	3,550
PWPoly Senior Term Note	1,008	1,063
PWPoly Senior Subordinated Note	1,300	—
Other installment notes payable	—	231
Senior Subordinated Notes	32,529	31,950
Financing Lease Obligations	16,580	13,125

Total current and long-term obligations	62,944	63,794
Less current maturities	(3,094)	(3,967)

Total long-term obligations	$59,850	$59,827

PWPipe

On March 26, 2004, PWPipe entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009. A debt discount totalling $0.1 million has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

PWPoly

On January 16, 2004, PWPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of PWPoly’s then outstanding common stock on a fully diluted basis for $10.00 a share (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of PWPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary date when all outstanding and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to PWPoly all or a portion of the warrants or the warrant based shares. Under the clause, PWPoly would be obligated to purchase such warrant or warrant based shares at PWPoly’s fair value. As a result of this clause, the warrants are deemed a liability which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the debt.

The Company incurred $0.9 million in additional financing costs in fiscal 2004 to complete the above transactions for PWPipe and PWPoly. These financing costs are capitalized and will be amortized over the life of the respective debt using the effective interest method.

Scheduled aggregate annual maturities of amounts classified as debt obligations at March 31, 2004, under terms of the revised loan agreements and sale-leaseback financing lease obligations are (in thousands):

	Senior and Subordinated Debt and Other Notes	Financing Lease Obligations	Total
2004	$2,115	$1,589	$3,704
2005	20,639	2,119	22,758
2006	11,467	2,119	13,586
2007	10,843	2,119	12,962
2008	—	2,119	2,119
Thereafter	1,300	28,449	29,749

Total scheduled cash payments	46,364	38,514	84,878
Less amounts representing interest	—	(21,934)	(21,934)

Total amounts classified as debt obligations at March 31, 2004	$46,364	$16,580	$62,944

Management estimates that the fair market value of borrowing under its debt agreements approximates the carrying value at March 31, 2004, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin.

At December 31, 2003, PWPoly was in violation of certain covenants on its senior debt. On January 15, 2004, the Company amended its PWPoly Senior Credit Facility to revise certain financial covenants. In connection with the amendment, the lenders of PWPoly’s senior debt waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. PWPoly was in compliance with its financial covenants at March 31, 2004.

At December 31, 2003, PWPipe was in violation of certain covenants on its senior and subordinated debt, as well as on the financing lease obligation. In addition, PWPipe was in payment default relating to interest on its subordinated debt. On March 31, 2004, PWPipe amended its senior and subordinated debt agreements, as well as its financing lease agreement, to revise certain financial covenants. In connection with the amendments, the lenders of PWPipe’s senior debt, the holders of the subordinated debt and the lessor in the financing lease waived any events of default arising from PWPipe’s past inability to comply with the financial covenants of its various debt agreements through the first quarter of 2004. PWPipe also cured the payment default on March 31, 2004. Under these amended agreements, the Company believes that it will be in compliance with the revised covenants through the first quarter of 2005.

On March 30, 2004, ETI amended its loan and security agreement to revise certain financial covenants. ETI was in compliance with its financial covenants at March 31, 2004.

5.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(3,875)	$(556)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	2	—
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	26	(22)

Total comprehensive loss	$(3,847)	$(578)

The components of accumulated other comprehensive income(loss) are as follows:

	March 31, 2004	December 31, 2003
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$(20)	$(21)
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	418	392

Total accumulated other comprehensive income (loss)	$398	$371

6.	Accounting for Stock-Based Compensation

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings, as reported	$(3,875)	$(556)
Less total stock-based employee compensation expense under the fair Value-based method, net of tax	(86)	(83)

Pro forma net earnings	$(3,961)	$(639)

Basic net earnings per share
As reported	$(0.56)	$(0.08)
Pro forma	$(0.57)	$(0.09)
Diluted net earnings per share
As reported	$(0.56)	$(0.08)
Pro forma	$(0.57)	$(0.09)

7.	Earnings per Common Share

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

	Three months ended
	March 31, 2004	March 31, 2003
Net earnings available for per-share calculations	$(3,875)	$(556)

Weighted average shares – basic	6,892	6,820
Effect of stock warrants	—	—
Effect of other dilutive securities	—	—

Weighted average shares – diluted	6,892	6,820

Net loss per share – basic	$(0.56)	$(0.08)

Net loss per share – diluted	$(0.56)	$(0.08)

Options to purchase 1,107,350 and 1,052,350 shares of common stock, warrants to purchase 2,425,542 and 2,410,542 shares of common stock, and 332,600 and 330,350 shares of unvested restricted stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

8.	Guarantees

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

	March 31, 2004	December 31, 2003
Accrual for product warranties – beginning of year	$450	$200
Warranty liabilities assumed from acquisition of ETI	—	252
Accruals for warranties issued during the period	6	206
Settlements made during the period	(6)	(208)

Accrual for product warranties – end of period / year	$450	$450

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.6 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.6 million. No amounts were drawn on these letters of credit for the period ending March 31, 2004.

9.	Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

10.	Restructuring

In connection with the closure of the Minneapolis, Minnesota corporate office and the resignation of certain officers as part of the Company’s restructuring plan initiated in fiscal 2003, the Board of Directors modified certain outstanding restricted stock and stock option awards effective January 2, 2004. The modifications allow for continued vesting in stock awards which would have been forfeited upon the officers’ resignation under the original terms. As a result of these modifications, the Company recognized compensation expense of $0.5 million on the fully vested awards, which is recorded in restructuring and related costs in the statement of operations, and an unearned compensation charge of $0.3 million. The offsetting credit was recorded to common stock and additional paid in capital. In addition, the Company incurred $0.1 million of severance and relocation expenses during the quarter ending March 31, 2004, which are recorded as restructuring costs.

Following is a summary of the restructuring reserve activity:

	Severance	Other	Total Restructuring
Restructuring accrual at December 31, 2003	$1,178	$—	$1,178
Additions to reserve	106	41	147
Charges against reserve	(212)	—	(212)

Restructuring accrual at March 31, 2004	$1,072	$41	$1,113

In 2004, a monthly management fee of $52,000 will be paid to Spell capital to provide supervisory and monitoring services to the Company as well as advice and assist with acquisitions, divestitures and financing activities of the Company.

11.	PWPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in equity in earnings of affiliate, and the investment included in other non-current assets on the balance sheet. For the three months ended March 31, 2004, PWPoly recognized $0.2 million of income from this investment. At March 31, 2004, PWPoly’s investment in W.L. Plastics Corporation totaled $2.1 million on the balance sheet. During the quarter, PWPoly received $0.4 million in cash related to subscriptions for its common stock. As PWPoly common stock has not been registered as of March 31, 2004, the Company has recorded a liability totaling $0.4 million related to this transaction.

12.	Subsequent Events

On April 1, 2004, PW Eagle sold two manufacturing facilities. Net proceeds of $1.9 million were used to paydown the PWPipe Revolving credit facility. In a separate but related transaction, PWPoly entered into a lease agreement for these same two facilities. As part of this transaction, PWPoly issued a stand by letter of credit for $156,000 which can be drawn in the event of default under the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Results of Operations

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	90.5	84.4
Gross profit	9.5	15.6
Operating expenses	12.3	13.3
Operating (loss) income	(2.8)	2.3
Non-operating expense	3.1	3.7
Loss before income taxes	(5.9)	(1.4)
Income tax benefit	(2.3)	(0.5)
Loss from continuing operations	(3.6)	(0.9)
Income from discontinued operations	0.0	0.1
Net loss	(3.6)%	(0.8)%

We posted first quarter net sales in 2004 of $106 million, an increase of 51% from 2003 to 2004. The increase in net sales in 2004 is from the acquisition of ETI in March of 2003, and from a higher volume of shipments in 2004. ETI sales represent $21 million, or 30%, of the 51% increase in net sales. Pipe pounds sold, excluding ETI sales, increased by 27% from 2003 to 2004.

Gross profit, as a percentage of net sales, decreased by 6% points in the first quarter of 2004 as compared to the same period in 2003. This decrease is due to increased PVC resin prices in the first quarter of 2004 compared to the same period in 2003, while pipe prices remained nearly unchanged.

Operating expenses increased $3.7 million, an increase of 40% from 2003 to 2004. As a percentage of net sales, operating expenses decreased 1%. Of the $3.7 million increase, $0.7 is a result of restructuring and related costs. General and administrative costs decreased by $0.4 million as a result of reorganization undertaken during the fourth quarter of 2003. The remaining increase is due primarily to increased freight and commission costs related to the higher level of sales volume during the quarter.

Non-operating expenses increased $0.7 million in the first quarter of 2004 as compared to the same period in 2003. Interest expense increased $1 million due to higher interest rates on subordinated debt, and from higher debt levels. The Company also recorded equity in earnings of affiliate of $0.2 million, which represents PW Poly’s 23% ownership interest in W. L. Plastics Corporation.

Income from discontinued operations related to Mid-States Plastics, Inc., which was sold on September 30, 2003.

The income tax provision for the quarters ended March 31, 2004 and 2003 were calculated based on management’s then-current estimates of the annual effective rate for the year. The estimated effective tax rate was approximately 38% for both periods presented.

Liquidity and Capital Resources

PWPipe

On March 26, 2004, PWPipe entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009. A debt discount totalling $0.1 million has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

PWPoly

On January 16, 2004, PWPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of PWPoly’s then outstanding common stock on a fully diluted basis for $10.00 a share (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of PWPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary date when all outstanding and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to PWPoly all or a portion of the warrants or the warrant based shares. Under the clause, PWPoly would be obligated to purchase such warrant or warrant based shares at PWPoly’s fair value. As a result of this clause, the warrants are deemed a liability which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the debt.

PWPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in other costs (income), and the investment included in non-current other assets on the balance sheet. For the three months ending March 31, 2004, PWPoly recognized $0.2 million of income from this investment. At March 31, 2004, PWPoly’s investment in W.L. Plastics Corporation totaled $2.1 million on the balance sheet. During the quarter, PWPoly received $0.4 million in cash related to subscriptions for its common stock. As PWPoly common stock has not been registered as of March 31, 2004, the Company has recorded a liability totaling $0.4 million related to this transaction.

The Company incurred $0.9 million in additional financing costs in fiscal 2004 to complete that above transactions for PWPipe and PWPoly. These financing costs are capitalized and will be amortized over the life of the respective debt using the effective interest method.

The Company’s obligations under various long-term debt arrangements, including PWPoly’s Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Term Notes	$13,835	$2,115	$9,796	$624	$—	$—	$1,300
Senior Subordinated Notes	32,529	—	10,843	10,843	10,843	—	—
Capital lease obligation, including interest	38,514	1,589	2,119	2,119	2,119	2,119	28,449
Operating leases	2,455	558	403	362	328	331	473

	$87,333	$4,262	$23,161	$13,948	$13,290	$2,450	$30,222

The Company is required to maintain standby letters of credit totaling $2.6 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.6 million. No amounts were drawn on these letters of credit for the period ending March 31, 2004.

We had negative working capital of $9.0 million and excess borrowing capacity under our Revolving Credit Facilities of $13.4 million at March 31, 2004. This represents a small percentage of total current assets and is expected to be corrected with a combination of increasing product margins from recent price adjustments, and the Company’s continued cost reduction efforts.

Cash used in operating activities was $6.5 million in 2004, as compared to $4.9 million in the first quarter of 2003. The primary use of cash in 2004 and 2003 within operating activities was funding our growth in accounts receivable.

Investing activities included the receipt of $2.3 million proceeds relating to the 2003 sale of the Phoenix facility and an additional $1.6 million investment in WL Plastics. Investing activities in the first quarter of 2003 utilized $23.0 million, primarily for the purchase of Uponor ETI Company.

Financing activities provided $6.4 million primarily from our revolving credit facilities, a sale-leaseback transaction and new debt. During the quarter ended March 31, 2004 we sold our Sunnyside and Visalia facilities under a sale leaseback agreement to a third party for $3.6 million. Proceeds from the Sunnyside and Visalia facilities were applied to our term loan and revolving credit facility. Proceeds of $1.3 million were raised by PWPoly under a subordinated loan agreement from an independent third party. We also paid down $6.0 million of debt in 2004. Cash provided by financing activities during the first quarter of 2003 was $30.1 million. The primary source of cash in the first quarter of 2003 was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle.

We had commitments for capital expenditures of $0.2 million at March 31, 2004, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

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

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) has been estimated to have grown at 4.2% in the first quarter of 2004 as compared to 4.1% in the fourth quarter of 2003. We believe GDP growth will continue at current levels in 2004, resulting in relatively strong demand for PVC resin and PVC pipe. Because PVC producers and pipe producers began 2004 with relatively low finished goods inventories and GDP growth is strong, we believe that the demand for PVC resin and PVC pipe will be greater than supply during the first half of 2004.

In addition, the production of PVC may be limited by the availability of chlorine, a major raw material component of PVC resin. Chlorine capacity could be limited due to the closure of several chlorine manufacturing plants and, to our knowledge, no significant capacity has been added. This combination of industry conditions could lead to increased product pricing and increased margins in 2004.

Demand for PVC resin was strong during the first quarter and resin producers implemented a $0.02 per pound price increase for each of January, February, March and April of 2004 and a $0.01 per pound increase has been announced for May. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases. We believe these pipe price increases will have a positive impact on our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater in 2004. The actual growth rate may be less than or greater than three percent based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We believe that the operational restructuring we began in the fourth quarter of 2003 has positioned the Company for improved results in the future by improving our efficiency and reducing our selling, general and administrative costs.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to PVC raw material resin prices and the demand for PVC pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During the first four months of 2003, PVC resin producers implemented PVC price increases totaling eight cents per pound. During the last eight months of 2003, PVC prices decreased by three cents per pound due to a decrease in demand for PVC. In response to increasing demand and relatively fixed current production capacity, PVC resin producers implemented a two cent per pound price increase for each of January, February, March and April 2004. In addition, a price increase of one cent per pound in May 2004 has been announced.

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002, ceased operations at two manufacturing facilities. This resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although these two facilities have subsequently been purchased by two PVC producers, we do not expect this idled capacity to re-start in 2004. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.45 per pound. Currently resin prices are at or near the historical highs.

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

We have $58.8 million of variable interest rate debt at March 31, 2004. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We have not provided any valuation allowance associated with deferred tax assets of approximately $12 million at March 31, 2004. Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in financing costs. The Company’s cyclicalness and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. This is the result of increasing demand, and increasing margins used in product pricing. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance to ensure this conclusion is sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate long-term debt obligations totaling $58.8 million at March 31, 2004. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $294,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. In April 2003, under covenants of ETI’s Credit Facility, we entered into a fixed rate agreement for 2 ½ years with a LIBOR rate of 2.49%. At March 31, 2004 the Contract had a notional amount of $1.65 million. The notional amount decreases until the fixed rate agreement terminates in August of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on an evaluation conducted by the Company, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, the President and Chief Financial Officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls—There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth information about purchases of common stock made by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share) or Unit)	(c) Total Number of Shares (or Unites) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the plans or Programs
1/1/04-1/31/04	0		$0.0	N/A	N/A
2/1/04-2/29/04	0		$0.0	N/A	N/A
3/1/04-3/31/04	7,317	(1)	$4.10	N/A	N/A
Total	7,317	(1)	$4.10

(1)	The Company repurchased an aggregate of 7,317 shares of the Company’s stock from a former officer of the Company pursuant to his departure on March 24, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index on page following signatures.

(b)	Reports on Form 8-K

None.

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2004

PW EAGLE, INC.

Number	Description
10.1	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and PW Eagle, Inc. as tenant.
10.2	Form of warrant Agreement to purchase 15,000 shares of common stock issued to 406 22nd, LLC dated March 26, 2004.
10.3	Seventh Amendment to Third Amended and Restated Loan and Security Agreement dated March 30, 2004.
10.4	Management Service Agreement between Spell Capital Partners, LLC and PW Eagle, Inc. dated January 1, 2004.
10.5	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc. dated March 30, 2004.
10.6	Amendment No.11 to the Securities Purchase Agreement dated March 30, 2004.
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President pursuant to section 906 of the Sarbanes Oxley Act.*
32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934. A signed original of this written statement required by Section 906 has been provided to PW Eagle, Inc. and will be retained by PW Eagle, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
President

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: May 14, 2004