Form 10-Q
period 2004-06-30
PW EAGLE INC
filed 2004-08-13
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 10, 2004 was 7,539,591.

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Six- Months Ended June 30, 2004 and 2003

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net sales	$118,678	$83,312	$224,769	$153,349
Cost of goods sold	94,732	71,239	190,797	130,342

Gross profit	23,946	12,073	33,972	23,007
Operating expenses:
Selling expenses	11,886	8,037	21,818	14,538
General and administrative expenses	2,580	2,716	5,000	5,514
Restructuring and related costs	950	—	1608	—

	15,416	10,753	28,426	20,052

Operating income	8,530	1,320	5,546	2,955
Non-operating expenses (income):
Interest expense	3,502	3,015	7,042	5,599
Other (income) expense, net	432	(15)	406	(12)
Equity in earnings of affiliate	(214)	—	(433)	—

	3,720	3,000	7,015	5,587

Income (loss) from continuing operations before income taxes	4,810	(1,680)	(1,469)	(2,632)
Income tax expense (benefit)	1,865	(643)	(540)	(1,007)
Income (loss) from continuing operations	2,945	(1,037)	(929)	(1,625)
Income from discontinued operations, net of taxes	—	185	—	217

Net income (loss)	$2,945	$(852)	$(929)	$(1,408)

Income (loss) from continuing operations per share:
Basic	$0.43	$(0.15)	$(0.13)	$(0.24)
Diluted	$0.31	$(0.15)	$(0.13)	$(0.24)
Income from discontinued operations per share:
Basic	$—	$0.03	$—	$0.03
Diluted	$—	$0.03	$—	$0.03
Net income (loss) per share:
Basic	$0.43	$(0.12)	$(0.13)	$(0.21)
Diluted	$0.31	$(0.12)	$(0.13)	$(0.21)

Shares used in earnings (loss) per share calculation:
Basic	6,925	6,848	6,911	6,834

Diluted	9,478	6,848	6,911	6,834

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – June 30, 2004 and December 31, 2003 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,106	$431
Accounts receivable, net	46,451	26,566
Inventories	49,538	45,545
Deferred income taxes	1,456	1,944
Other	1,181	3,896

Total current assets	100,732	78,382
Property and equipment, net	56,991	62,146
Goodwill	3,651	3,651
Intangible assets	2,907	3,150
Deferred income taxes	10,178	9,738
Other assets	9,195	8,111

Total assets	$183,654	$165,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$51,076	$34,631
Current maturities of long-term debt and financing lease obligations	4,636	3,967
Accounts payable	30,656	25,214
Book overdraft	1,872	6,168
Accrued liabilities	11,893	12,012

Total current liabilities	100,133	81,992
Other long-term liabilities	8,504	8,124
Long-term debt, less current maturities	8,276	14,861
Financing lease obligations, less current maturities	18,229	13,016
Senior subordinated debt	32,694	31,950

Total liabilities	167,836	149,943

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,936
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,434,591 and 7,258,850 shares, respectively	74	73
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	32,576	31,281
Unearned compensation	(1,028)	(1,104)
Notes receivable from officers and employees on common stock purchases	(259)	(350)
Accumulated other comprehensive income	420	371
Retained earnings (accumulated deficit)	(22,901)	(21,972)

Total stockholders’ equity	15,818	15,235

Total liabilities and stockholders’ equity	$183,654	$165,178

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Six months ended June 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net loss	$(929)	$(1,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	418	11
Depreciation and amortization	5,307	5,715
Royalty accretion	330	—
Amortization of debt issue costs, discounts and premiums	1,335	947
Receivable provisions	237	(1,229)
Equity in undistributed earnings of an affiliate	(473)	—
Deferred income taxes	49	—
Inventory writedown to estimated market value	—	2,080
Issuance of subordinated debt for interest payment	296	348
Non-cash restructuring charge	1,430	—
Non-cash compensation	36	290
Changes in operating assets and liabilities	(18,487)	(12,739)

Net cash used in operating activities	(10,451)	(5,985)

Cash flows from investing activities:
Purchases of property and equipment	(838)	(1,542)
Purchase of Extrusion Technologies, Inc.	—	(18,846)
Purchase of interest in an affiliate	(1,550)	—
Proceeds from property and equipment disposals	4,222	39

Net cash used in investing activities	1,834	(20,349)

Cash flows from financing activities:
Change in cash overdraft	(4,296)	(6,008)
Net borrowings under revolving credit facility	16,445	30,850
Proceeds from financing lease obligation	3,555	—
Payment on financing lease obligation	(189)	(47)
Proceeds from long-term debt	1,300	5,000
Repayment of long-term debt	(7,028)	(1,852)
Issuance of common stock	9	237
Common stock repurchase	(30)	—
Payment of debt issuance/financing costs	(1,139)	(520)
Proceeds from stock subscription for PWPoly	1,665	—

Net cash provided by financing activities	10,292	27,660

Net change in cash and cash equivalents	1,675	1,326
Cash and cash equivalents, beginning of period	431	337

Cash and cash equivalents, end of period	$2,106	$1,663

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at June 30, 2004 and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications were made to the prior year financial statements to conform to the June 30, 2004 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously stated.

2.	Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$10,889	$8,421
Finished goods	38,649	37,124

Total inventory	$49,538	$45,545

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	June 30, 2004	June 30, 2003
Issuance of warrant related to sale-leaseback transaction	$62	$—
Issuance of warrant related to the acquisition of ETI	—	640
Issuance of restricted stock	—	233
Cancellation of restricted stock	396	—
Modification of stock awards	385	—

3.	Acquisition and Divestiture

Acquisition of ETI

On March 14, 2003, PW Eagle, Inc. acquired (the “Acquisition”) all of the outstanding stock of Uponor ETI Company, a subsidiary of Uponor Oyj, a Finish company. In connection with the Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$118,678	$83,312	$224,769	$172,516
Net income (loss) from continuing operations	2,945	(775)	(929)	(1,455)
Basic earnings (loss) per share	$0.43	$(0.11)	$(0.13)	$(0.21)
Diluted earnings (loss) per share	0.31	(0.11)	(0.13)	(0.21)

The unaudited pro forma results include amortization of the acquired intangibles, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the Acquisition. The unaudited pro forma results also include the impact of a $1.59 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, 2003 nor are they necessarily indicative of future consolidated results.

On April 1, 2004, PWPipe sold two manufacturing facilities in Baker City, Oregon and Hastings, Nebraska for an aggregate loss of $0.4 million. Net proceeds of $1.9 million were used to pay down the PWPipe Revolving Credit Facility. In a separate but related transaction, PWPoly entered into lease agreements for these same two facilities.

4.	Financing Arrangements

Current and long-term obligations at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Borrowings under revolving credit facilities
PWPipe	$33,787	$26,005
ETI	17,190	8,301
PWPoly	99	325

Total borrowings under revolving credit facilities	$51,076	$34,631

Long-term debt
PWPipe Senior Term Note A	$7,826	$13,875
ETI Senior Term Note	3,050	3,550
PWPoly Senior Term Note	953	1,063
PWPoly Senior Subordinated Note	905	—
Other installment notes payable	—	231
PWPipe Senior Subordinated Notes	32,694	31,950
PWPipe Financing Lease Obligations	16,516	13,125
PWPoly Financing Lease Obligations	1,891	—

Total current and long-term obligations	63,835	63,794
Less current maturities	(4,636)	(3,967)

Total long-term obligations	$59,199	$59,827

PWPipe

On March 26, 2004, PWPipe entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the estimated fair value of the financing lease obligation. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million, which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009. The lender exercised these warrants during the second quarter of 2004. A debt discount totaling $0.1 million has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

PWPoly

On January 16, 2004, PWPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of PWPoly’s then outstanding common stock on a fully diluted basis for $10 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of PWPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to PWPoly all or a portion of the warrants or the warrant based shares. Under the clause, PWPoly would be obligated to purchase such warrant or warrant based shares at PWPoly’s fair value. The warrants are recorded as a liability which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the debt.

On April 1, 2004, PWPoly entered into lease transactions on its manufacturing facilities in Hastings, Nebraska and a distribution center in Baker City, Oregon. These leases are recorded as capital leases, with a total financing lease obligation of $1.9 million. The leases require monthly payments of $20,000, including interest at a rate of 11.25%. These financing leases have a term of twenty years, with purchase options of the greater of $2 million ($1.3 million on the Hastings property and $0.7 million on the Baker City property) or the fair market value at the end of the lease term. As a part of these transactions, PWPoly issued standby letters of credit for $0.2 million, which can be drawn in the event of default under the leases.

The Company incurred $0.9 million in additional financing costs in fiscal 2004 to complete the above transactions for PWPipe and PWPoly. These financing costs are capitalized and will be amortized over the life of the respective debt using the effective interest method.

Scheduled aggregate annual maturities of amounts classified as debt obligations at June 30, 2004, under terms of the revised loan agreements and sale-leaseback financing lease obligations are (in thousands):

	Senior and Subordinated Debt and Other Notes	Financing Lease Obligations	Total
2004	$3,158	$1,074	$4,232
2005	20,474	2,150	22,624
2006	10,898	2,154	13,052
2007	10,898	2,158	13,056
2008	—	2,163	2,163
Thereafter	—	30,174	30,174

Total scheduled cash payments	45,428	39,873	85,301
Less amounts representing interest	—	(21,466)	(21,466)

Total amounts classified as debt obligations at June 30, 2004	$45,428	$18,407	$63,835

Management estimates that the fair value of borrowing under its debt agreements approximates the carrying value at June 30, 2004, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin.

At December 31, 2003, PWPoly was in violation of certain covenants on its senior debt. On January 15, 2004, the Company amended its PWPoly Senior Credit Facility to revise certain financial covenants. In connection with the amendment, the lenders of PWPoly’s senior debt waived any event of default arising from the Company’s past inability to comply with the financial covenants of these agreements. PWPoly was not in compliance with its financial covenants for its senior and subordinated debt at June 30, 2004. As a result, the long-term portions of the senior and subordinated debt have been reclassified to current. PWPoly is working with its lenders to resolve these covenant violations.

At December 31, 2003, PWPipe was in violation of certain covenants on its senior and subordinated debt, as well as on the financing lease obligation. In addition, PWPipe was in payment default relating to interest on its subordinated debt. On March 31, 2004, PWPipe amended its senior and subordinated debt agreements, as well as its financing lease agreement, to revise certain financial covenants. In connection with the amendments, the lenders of PWPipe’s senior debt, the holders of the subordinated debt and the lessor in the financing lease waived any events of default arising from PWPipe’s past inability to comply with the financial covenants of its various debt agreements through the first quarter of 2004. PWPipe also cured the payment default on March 31, 2004. PWPipe was in compliance with its debt covenants for the second quarter of 2004, and believes that it will be in compliance with the revised covenants through the second quarter of 2005.

On March 30, 2004, ETI amended its loan and security agreement to revise certain financial covenants. ETI was in compliance with its financial covenants at March 31, 2004 and June 30, 2004.

5.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$2,945	$(852)	$(929)	$(1,408)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	18	(42)	20	(42)
Unrealized gain on securities from non-qualified deferred compensation plans	3	155	29	132

Total comprehensive income (loss)	$2,966	$(739)	$(880)	$(1,318)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2004	December 31, 2003
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$(1)	$(21)
Unrealized gain on securities from non-qualified deferred compensation plans	421	392

Total accumulated other comprehensive income	$420	$371

6.	Accounting for Stock-Based Compensation

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan. Had the Company used the fair value-based method of accounting to measure compensation expense for its stock-based compensation and charged compensation expense against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net earnings, as reported	$2,945	$(852)	$(929)	$(1,408)
Add total employee stock- based compensation expense as reported, net of tax	81	46	353	91
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(166)	(130)	(524)	(260)

Pro forma net earnings	$2,860	$(936)	$(1,100)	$(1,577)

Basic net earnings per share
As reported	$0.43	$(0.12)	$(0.13)	$(0.21)
Pro forma	$0.41	$(0.14)	$(0.16)	$(0.23)
Diluted net earnings per share
As reported	$0.31	$(0.12)	$(0.13)	$(0.21)
Pro forma	$0.30	$(0.14)	$(0.16)	$(0.23)

7.	Earnings per Common Share

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

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net earnings available for per-share calculations	$2,945	$(852)	$(929)	$(1,408)

Weighted average shares – basic	6,925	6,848	6,911	6,834
Effect of stock warrants	2,055	—	—	—
Effect of other dilutive securities	498	—	—	—

Weighted average shares – diluted	9,478	6,848	6,911	6,834

Net loss per share – basic	$0.43	$(0.12)	$(0.13)	$(0.21)

Net loss per share – diluted	$0.31	$(0.12)	$(0.13)	$(0.21)

The following table summarizes outstanding securities, which are excluded from the computation of diluted EPS because inclusion of these shares would be anti-dilutive (in thousands).

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Stock options	372	1,047	340	1,047
Stock warrants	530	2,411	491	2,411
Unvested restricted stock	—	330	272	330

8.	Guarantees

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

June 30, 2004
Accrual for product warranties – beginning of year	$450
Warranty liabilities assumed from acquisition of ETI	—
Accruals for warranties issued during the period	21
Settlements made during the period	(157)

Accrual for product warranties – end of period / year	$314

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.8 million. No amounts were drawn on these letters of credit for the period ending June 30, 2004.

9.	Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

10.	Restructuring

In connection with the closure of the Minneapolis, Minnesota corporate office and the resignation of certain officers as part of the Company’s restructuring plan initiated in fiscal 2003, the Board of Directors modified certain outstanding restricted stock and stock option awards effective January 2, 2004. The modifications allow for continued vesting in stock awards, which would have been forfeited upon the officers’ resignation under the original terms. As a result of these modifications, the Company recognized compensation expense of $0.5 million on the fully vested awards, which is recorded in restructuring and related costs in the statement of operations, and an unearned compensation charge of $0.3 million. The offsetting credit was recorded to common stock and additional paid in capital. In addition, the Company incurred $0.1 million of severance and relocation expenses during the quarter ending March 31, 2004, which are recorded as restructuring costs.

In the second quarter of 2004, the Board of Directors approved the payment of management bonuses totaling $1.0 million for the successful restructuring of the Company. The recipients of the management bonus elected to receive $0.8 million in PW Eagle stock and the balance of $0.2 million in cash.

Following is a summary of the restructuring reserve activity:

	Severance	Other	Total Restructuring
Restructuring accrual at December 31, 2003	$1,178	$—	$1,178
Additions to reserve	106	41	147
Charges against reserve	(885)	(41)	(926)

Restructuring accrual at June 30, 2004	$399	$—	$399

In 2004, a monthly management fee of $52,000 will be paid to Spell Capital to provide supervisory and monitoring services to the Company as well as advise and assist with acquisitions, divestitures and financing activities of the Company.

11.	PWPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in equity in earnings of affiliate, and the investment included in other non-current assets on the balance sheet. For the six months ended June 30, 2004, PWPoly recognized $0.4 million of income from this investment. At June 30, 2004, PWPoly’s investment in W.L. Plastics Corporation totaled $2.3 million. During the six months ended June 30, 2004, PWPoly received $1.7 million in cash related to subscriptions for its common stock. The Company has recorded a minority interest liability totaling $1.7 million related to this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.8	85.5	84.9	85.0
Gross profit	20.2	14.5	15.1	15.0
Operating expenses	13.0	12.9	12.6	13.1
Operating income	7.2	1.6	2.5	1.9
Non-operating expense	3.1	3.6	3.1	3.6
Income (loss) before income taxes	4.1	(2.0)	(0.6)	(1.7)
Income tax expense (benefit)	1.6	(0.8)	(0.2)	(0.7)
Income (loss) from continuing operations	2.5	(1.2)	(0.4)	(1.0)
Income from discontinued operations	0.0	0.2	0.0	0.1
Net income (loss)	2.5	(1.0)	(0.4)	(0.9)

We posted net sales of $119 million and $225 million for the three and six-month periods ending June 30, 2004, respectively. This is a 43% and 47% increase compared to the three and six-month periods ending June 30, 2003. The increase in net sales was the result of increased demand, increased pipe prices overall and the acquisition of ETI on March 14, 2003. Product prices increased in response to increasing raw material costs during the first and second quarters and increased demand for our products. Total pipe pounds sold increased by 26% and 39% for the three and six-month periods ending June 30, 2004 as compared to the same periods in 2003. Pipe pounds sold include ETI sales pounds for the last 18 days of the first quarter and all of the second quarter of 2003.

Gross profit, as a percentage of net sales, was 15% for the six-month periods ending June 30, 2004 and 2003, respectively. The gross profit for the three months ending June 30, 2004 was 20% as compared to 15% for the three months ending June 30, 2003. This increase was due to increased product pricing spread over raw material costs and lower unit manufacturing costs.

Operating expenses amounted to approximately 13% of net sales for the three and six-month periods ending June 30, 2004 and 2003, respectively. For the three and six month periods ending June 30, 2004, the restructuring costs as discussed in Note 10 to the financial statements above, were approximately 1% of net sales and the other operating expenses amounted to 12% of net sales, reflecting the Company’s continuing cost control efforts.

While non-operating expenses declined slightly as a percentage of net sales for the three and six month periods ending June 30, 2004 as compared to the same periods ending June 30, 2003, the total of such expenses increased by $1.4 million for the six-months ending June 30, 2004 as compared to the same period ending June 30, 2003. Interest expense increased by $1.4 million due to higher interest rates on subordinated debt and from higher debt levels. During the second quarter of 2004, the Company recorded a loss of $0.4 million on the sale of two manufacturing facilities and the Company recorded equity in earnings of affiliate of $0.4 million, which represents PWPoly’s 23% ownership interest in W.L. Plastics Corporation.

The income tax provisions for the three and six-month periods ending June 30, 2004 and 2003 were calculated based on management’s then-current estimates of the annual effective rate for the year.

Liquidity and Capital Resources

PWPipe

On March 26, 2004, PWPipe entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million, which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009; these warrants were exercised during the quarter ending June 30, 2004. A debt discount totaling $0.1 million has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

On April 1, 2004, PWPipe sold two manufacturing facilities in Baker City, Oregon and Hastings, Nebraska for an aggregate loss of $0.4 million. Net proceeds of $1.9 million were used to pay down the PWPipe Revolving Credit Facility. In a separate but related transaction, PWPoly entered into lease agreements for these same two facilities.

PWPoly

On January 16, 2004, PWPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of PWPoly’s then outstanding common stock on a fully diluted basis for $10.00 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of PWPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to PWPoly all or a portion of the warrants or the warrant based shares. Under the clause, PWPoly would be obligated to purchase such warrant or warrant based shares at PWPoly’s fair value. As a result of this clause, the warrants are deemed a liability, which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the debt.

On April 1, 2004 PWPoly entered into lease transactions on its manufacturing facilities in Hastings, Nebraska and a distribution center in Baker City, Oregon. These leases are recorded as capital leases, with a total financing lease obligation of $1.9 million. The leases require monthly payments of $20,000, including interest at a rate of 11.25%. These financing leases have a term of twenty years, with purchase options of the greater of $2 million ($1.3 million on the Hastings property and $0.7 million on the Baker City property) or the fair market value at the end of the lease term. As a part of these transactions, PWPoly issued standby letters of credit for $0.2 million, which can be drawn in the event of default under the leases.

PWPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, PWPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in other costs (income), and the investment included in non-current other assets on the balance sheet. For the six months ending June 30, 2004, PWPoly recognized $0.4 million of income from this investment. At June 30, 2004, PWPoly’s investment in W.L. Plastics Corporation totaled $2.3 million on the balance sheet. During the six months ended June 30, 2004, PWPoly received $1.7 million in cash related to subscriptions for its common stock. As PWPoly common stock has not been registered as of June 30, 2004, the Company has recorded a liability totaling $1.7 million related to this transaction.

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

The Company’s obligations under various long-term debt arrangements, including PWPoly’s Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Term Notes	$11,830	$2,254	$9,576	$—	$—	$—	$—
Senior Subordinated Notes	33,599	905	10,898	10,898	10,898	—	—
Capital lease obligation, including interest	39,874	1,074	2,150	2,154	2,158	2,162	30,176
Operating leases	2,205	308	403	362	328	331	473

	$87,508	$4,541	$23,027	$13,414	$13,384	$2,493	$30,649

The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by 2.8 million. No amounts were drawn on these letters of credit for the six-month period ending June 30, 2004.

We had working capital of $0.6 million and excess borrowing capacity under our Revolving Credit Facilities of $13.2 million at June 30, 2004.

Cash used in operating activities was $10.5 million in 2004, as compared to $6.0 million in the first six months of 2003. The primary use of cash in 2004 and 2003 within operating activities was funding our growth in accounts receivable.

Investing activities used $0.1 million in the first six months of 2004. In the first quarter of 2004 the Company received $2.3 million in proceeds relating to the 2003 sale of its Phoenix facility. Capital improvements to the manufacturing plants totaled $0.8 million. PWPoly invested an additional $1.6 million in WL Plastics. Investing activities in the first six months of 2003 utilized $20.3 million, primarily for the purchase of Uponor ETI Company.

Financing activities provided $12.2 million in the first six months of 2004, primarily from our revolving credit facilities, the sale of certain property and buildings related to PWPoly, a sale-leaseback transaction and new debt. In the second quarter, we sold our PWPoly Hastings and Baker City facilities for $1.9 million. Proceeds were used to pay down the revolving credit facility. In a related transaction, PWPoly leased these facilities back under a capital lease. During the first quarter we sold our Sunnyside and Visalia facilities under a sale leaseback agreement to a third party for $3.6 million. Proceeds from the Sunnyside and Visalia facilities were applied to our term loan and revolving credit facility. On January 16, 2004, PWPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. During the six months ended June 30, 2004, PWPoly received $1.7 million in cash related to subscriptions for its common stock. As PWPoly common stock has not been registered as of June 30, 2004, the Company has recorded a liability totaling $1.7 million related to this transaction. We paid down $7.0 million of debt in 2004. Cash provided by financing activities during the first six months of 2003 was $27.7 million. The primary source of cash in the first six months of 2003 was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle.

We had commitments for capital expenditures of $0.3 million at June 30, 2004, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical; including our belief that (i) we will be in compliance with our financial debt covenants through the second quarter of 2005, and (ii) we have the financial resources needed to meet our current and future business requirements, and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of August 12, 2004 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) has been estimated to have grown at 3.0% in the second quarter of 2004 as compared to 4.5% (revised) in the first quarter of 2004. The slowdown in GDP growth has been reported to have been caused mostly by decelerations in consumer spending. We believe GDP growth will continue at current levels for the remaining quarters of 2004, resulting in a stabilizing of demand for PVC resin and PVC pipe, with only the usual seasonal slowdown expected in the fourth quarter. We believe that PVC resin manufacturers, PVC pipe manufacturers and distributors all have moderate inventory levels. This should also contribute to stabilizing demand during the second half of 2004.

Demand for PVC resin was strong during the first and second quarter of 2004, and resin producers implemented price increases totaling $0.10 per pound from January through June. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases. As demand moderates in the third quarter of 2004, we expect our margins to decrease from the level of the second quarter of 2004, but to remain above the level of the third quarter of 2003.

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

We believe that the operational restructuring we began in the fourth quarter of 2003 and completed in the second quarter of 2004, has positioned the Company for improved results in the future by improving our efficiency and reducing our selling, general and administrative costs.

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

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002, ceased operations at two manufacturing facilities. This resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, we do not expect this idled capacity to re-start in 2004. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, and vinyl chloride monomer, major raw material components in the production of PVC resin.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.46 per pound. Currently resin prices are at or near the historical highs.

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

At December 31, 2003, PW Eagle was in violation of certain covenants on its Revolving Credit Facilities and Term Loans. In addition, PW Eagle was in violation of certain covenant and payment defaults on its Senior Subordinated Debt, as well as certain covenant defaults on its Financing Lease. As of March 31, 2004, we had cured the payment default and obtained waivers of all covenant violations.

At June 30, 2004 PW Eagle was in full compliance with its covenants. PWPoly, however, was in violation of certain covenants. PWPoly is actively working with its lenders to resolve these covenant issues. PW Eagle lenders have amended their agreements such that we believe we will remain in compliance with the covenants through the second quarter of 2005. We also believe we have sufficient liquidity to meet our obligations through that date. In the event of default, we will be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, note holders and lessors will waive any future default or agree to any future amendments of our credit facilities and leases. If we failed to obtain a waiver or an amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of our economy.

We have $62.9 million of variable interest rate debt at June 30, 2004. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We have not provided any valuation allowance associated with deferred tax assets of approximately $10 million at June 30, 2004. Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt pay down and corresponding reduction in financing costs. The Company’s cyclicalness and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product sales increases. This is the result of increasing demand, and increasing margins used in product pricing. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance to ensure this conclusion is sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $62.9 million at June 30, 2004. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $314,000.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. In April 2003, under covenants of ETI’s Credit Facility, we entered into a fixed rate agreement for 2 ½ years with a LIBOR rate of 2.49%. At June 30, 2004 the Contract had a notional amount of $1.5 million. The notional amount decreases until the fixed rate agreement terminates in August of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on an evaluation conducted by the Company, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Form 10-Q, the President and Chief Financial Officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 18, 2004 the Company issued 256,279 shares of the Company’s stock to certain officers of the Company. The stock was issued at fair market value effective June 18, 2004. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificates representing the shares bears a standard restrictive securities legend.

There were no equity purchases by the Company in the second quarter ended June 30, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index on page following signatures.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the second quarter of 2004:

The Company filed a Form 8-K dated March 31, 2004 reporting the issuance of a press release announcing the financial results for the three months and year ended December 31, 2003.

The Company filed a Form 8-K dated May 5, 2004 reporting the issuance of a press release announcing the financial results for the three months ended March 31, 2004.

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2004

PW EAGLE, INC.

Number	Description

10.7	Lease agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PWPoly, Inc. as tenant.

10.8	Lease agreement dated April 1, 2004 between Continental Properties, LLC and PWPoly, Inc. as tenant.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the President pursuant to section 906 of the Sarbanes Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes President

By	/s/ Scott Long
Scott Long Chief Financial Officer

Dated: August 13, 2004

