Form 10-Q
period 2004-09-30
PW EAGLE INC
filed 2004-11-15
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 8, 2004 was 7,539,591.

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$117,941	$96,241	$342,710	$249,590
Cost of goods sold	100,336	89,171	291,133	219,513

Gross profit	17,605	7,070	51,577	30,077

Operating expenses:
Selling expenses	11,066	9,768	32,884	24,306
General and administrative expenses	2,690	3,099	7,690	8,613
Restructuring and related costs	—	—	1,608	—

	13,756	12,867	42,182	32,919

Operating income (loss)	3,849	(5,797)	9,395	(2,842)

Non-operating expenses (income):
Interest expense	4,655	3,010	11,697	8,609
Other (income) expense, net	25	27	372	16
Equity in earnings of affiliate	(306)	—	(739)	—

	4,374	3,037	11,330	8,625

Loss from continuing operations before income taxes and minority interest	(525)	(8,834)	(1,935)	(11,467)
Income tax benefit	(200)	(3,384)	(739)	(4,392)
Minority interest	(85)	—	(26)	—

Loss from continuing operations	(240)	(5,450)	(1,170)	(7,075)
Income (loss) from discontinued operations, net of taxes	—	(23)	—	194

Net loss	$(240)	$(5,473)	$(1,170)	$(6,881)

Loss from continuing operations per share:
Basic	$(0.03)	$(0.80)	$(0.17)	$(1.04)
Diluted	$(0.03)	$(0.80)	$(0.17)	$(1.04)

Income (loss) from discontinued operations per share:
Basic	$—	$(0.00)	$—	$0.03
Diluted	$—	$(0.00)	$—	$0.03

Net loss per share:
Basic	$(0.03)	$(0.80)	$(0.17)	$(1.01)
Diluted	$(0.03)	$(0.80)	$(0.17)	$(1.01)

Weighted average shares used in income (loss) per share calculation:
Basic	7,250	6,854	7,027	6,841

Diluted	7,250	6,854	7,027	6,841

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – September 30, 2004 and December 31, 2003 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,569	$431
Accounts receivable, net	51,205	26,566
Inventories	62,729	45,545
Deferred income taxes	1,456	1,944
Other	3,159	3,896

Total current assets	123,118	78,382
Property and equipment, net	63,235	62,146
Goodwill	3,651	3,651
Intangible assets	4,762	3,150
Deferred income taxes	10,393	9,738
Other assets	9,534	8,111

Total assets	$214,693	$165,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$58,052	$34,631
Current maturities of long-term debt and financing lease obligations	1,691	3,967
Long-term obligations refinanced with short-term debt	19,625	—
Accounts payable	35,861	25,214
Book overdraft	1,552	6,168
Accrued liabilities	17,125	12,012

Total current liabilities	133,906	81,992
Other long-term liabilities	9,031	8,124
Long-term debt, less current maturities	7,500	14,861
Financing lease obligations, less current maturities	19,739	13,016
Subordinated debt	28,653	31,950

Total liabilities	198,829	149,943

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock; 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock; $.01 par value; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,936	6,936
Common stock; $.01 par value; authorized 30,000,000 shares; issued and outstanding 7,539,591 and 7,258,850 shares, respectively	75	73
Class B common stock; $.01 par value; 3,500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	32,759	31,281
Unearned compensation	(930)	(1,104)
Notes receivable from officers and employees on common stock purchases	(259)	(350)
Accumulated other comprehensive income	425	371
Retained earnings (accumulated deficit)	(23,142)	(21,972)

Total stockholders’ equity	15,864	15,235

Total liabilities and stockholders’ equity	$214,693	$165,178

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2004 and 2003 (Unaudited)

(in thousands)	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,170)	$(6,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss disposal of fixed assets	423	55
Depreciation and amortization	8,172	8,987
Royalty accretion	493	492
Warrant fair value adjustment	880	—
Amortization of debt issue costs, discounts and premiums	2,060	1,449
Receivable provisions	1,957	(96)
Equity in undistributed earnings of an affiliate	(739)	—
Deferred income taxes	(159)	—
Inventory writedown to estimated market value	—	(310)
Issuance of subordinated debt for interest payment	774	523
Non-cash restructuring charge	1,430	—
Non-cash compensation	68	419
Changes in operating assets and liabilities; net of acquisitions	(23,744)	8,356
Other	56	—

Net cash provided by (used in) operating activities	(9,499)	12,994

Cash flows from investing activities:
Purchases of property and equipment	(1,306)	(1,730)
Purchase of Uponor Aldyl Company	(14,309)	—
Purchase of Extrusion Technologies, Inc.	—	(19,081)
Purchase of interest in an affiliate	(1,550)	—
Proceeds from property and equipment disposals	4,222	189

Net cash used in investing activities	(12,943)	(20,622)

Cash flows from financing activities:
Change in cash overdraft	(4,616)	(8,763)
Net borrowings under revolving credit facility	23,422	16,906
Proceeds from financing lease obligation	3,620	—
Payment on financing lease obligation	(237)	(72)
Proceeds from long-term debt	11,875	5,000
Repayment of long-term debt	(8,289)	(2,790)
Issuance of common stock	166	237
Common stock repurchase	(30)	—
Payment of debt issuance/financing costs	(996)	(725)
Proceeds from stock subscriptions for USPoly	1,665	—

Net cash provided by financing activities	26,580	9,793

Net change in cash and cash equivalents	4,138	2,165
Cash and cash equivalents, beginning of period	431	337

Cash and cash equivalents, end of period	$4,569	$2,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of PW Eagle, Inc. (the “Company”) at September 30, 2004 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications were made to the prior year financial statements to conform to the September 30, 2004 presentation. Such reclassifications have no effect on net income (loss) or stockholders’ equity as previously stated.

2. Other Financial Statement Data

The following provides additional information concerning inventories (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	13,520	$8,421
Finished goods	49,209	37,124

Total inventories	$62,729	$45,545

The following provides supplemental disclosure of significant non-cash operating, investing and financing activities (in thousands):

	September 30, 2004	September 30, 2003
Issuance of warrant related to sale-leaseback transaction	$62	$—
Issuance of warrant related to the acquisition of ETI	—	640
Issuance of restricted stock	—	538
Cancellation of restricted stock	396	—
Issuance of warrant related to PWPoly debt	395	—
PWPoly capital lease obligation	1,500	—
Issuance of a note to Uponor Corporation	2,125	—

On April 1, 2004, the Company sold two manufacturing facilities in Baker City, Oregon and Hastings, Nebraska for an aggregate loss of $0.4 million. Net proceeds of $1.9 million were used to pay down the PWPipe Revolving Credit Facility. In a separate but related transaction, USPoly entered into capital lease agreements for these same two facilities. (See Note 4).

3. Acquisitions

Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly acquired the business of Uponor Aldyl Company (“UAC”) from Uponor Corporation, a Finnish company (“the UAC Acquisition”). UAC is a leading extruder of polyethylene (PE) piping systems for natural gas with annual sales in excess of $40 million. The business has facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization, re-named USPoly Company (“USPoly”) on September 27, 2004, is operated from UAC’s former headquarters in Shawnee, Oklahoma.

The purchase price for UAC was $17.3 million, comprised of 14.3 million of cash including $1.4 million of transaction costs, $2.1 million in a note to Uponor Corporation and $0.9 million of a preliminary working capital adjustment. Concurrent with this transaction, USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility for $1.5 million (see Note 4).

The UAC Acquisition has been accounted for as a purchase business combination. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$13.6
Property, plant and equipment	7.4
Intangible assets	2.0
Deferred financing costs	0.6
Current liabilities	(6.3)

Total	$17.3

Acquired intangible assets consist of technology and patents.

The purchase price allocation will be finalized upon receipt of final valuations of specifically identifiable intangible assets and property, plant and equipment, as well as finalization of the working capital adjustment and other analyses. These events are expected to occur during the quarter ending December 31, 2004.

Pro forma information has not been included due to the immaterial value of the UAC Acquisition in relation to the consolidated assets of PW Eagle.

The acquisition was financed with a $10.2 million draw under USPoly’s new Senior Credit Facility and $3.7 million of additional Subordinated debt (See Note 4). USPoly continues to be a separate legal entity from PW Eagle with each entity responsible for its own debts and obligations without any guarantees or cross default provisions.

Included in transaction costs for the UAC Acquisition is a $0.5 million fee to Spell Capital.

Acquisition of ETI

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company, a subsidiary of Uponor Corporation (the ETI Acquisition). In connection with the ETI Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

The following unaudited pro forma condensed consolidated statement of operations for 2003 (compared to actual results for 2004) have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI Company’s historical financial statements and are based on the estimates and assumptions set forth below. The unaudited pro forma combined results of operations as if the ETI Acquisition occurred on the first day of 2003 are as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$117,941	$96,241	$342,710	$270,281
Net income (loss) from continuing operations	(240)	(5,450)	(1,170)	(6,801)
Basic earnings (loss) per share	$(0.03)	$(0.80)	$(0.17)	$(0.99)
Diluted earnings (loss) per share	(0.03)	(0.80)	(0.17)	(0.99)

The unaudited pro forma results include amortization of the acquired intangibles, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the ETI Acquisition. The unaudited pro forma results also include the impact of a $1.59 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, 2003 nor are they necessarily indicative of future consolidated results.

4. Financing Arrangements

Current and long-term obligations at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Borrowings under revolving credit facilities
PW Eagle	$52,843	$34,306
USPoly	5,209	325

Total borrowings under revolving credit facilities	$58,052	$34,631

Long-term debt
PWPipe Senior Term Note A	$7,426	$13,875
ETI Senior Term Note	2,800	3,550
Other installment notes payable	—	231
PW Eagle Subordinated Notes	33,399	31,950
PW Eagle Financing Lease Obligation	16,545
USPoly Seller Note	2,125	—
USPoly Senior Term Notes	6,875	1,063
USPoly Senior Subordinated Note	4,653	—
USPoly Financing Lease Obligations	3,385	—

Total current and long-term obligations	77,208	63,794
Less current maturities and amounts reclassified based on refinancing	(21,316)	(3,967)

Total long-term obligations	$55,892	$59,827

PWEagle

On October 25, 2004, PW Eagle completed a refinancing of its debt as described below. Debt outstanding at September 30, 2004 has been classified as current and long-term on the balance sheet based on the terms of the new debt structure entered into subsequent to September 30, 2004 but before the issuance of the financial statements.

In connection with the refinancing, PW Eagle entered into a new $100 million Revolving Credit Facility with Bank of America (formerly Fleet Capital Corporation), the CIT Group/Business Credit, Inc. and Wells Fargo Business Credit, Inc. (the “Agreement”). PW Eagle’s borrowing capacity under the Agreement is limited to the sum of a Current Asset Collateral Component (CACC) based on percentages of accounts receivable and inventories and a Fixed Asset Collateral Component (FACC) of $22 million. The FACC is reduced by $0.8 million quarterly beginning March 31, 2005. Borrowings under the FACC bear interest at LIBOR plus 2.75% and borrowings under the CACC bear interest at LIBOR plus 2.5%. PW Eagle is required to pay a fee equal to 0.5% of the unused portion of the Agreement. The LIBOR rate was 2.0% at October 25, 2004.

Under the Agreement, PW Eagle is required to comply with certain restrictive financial covenants including minimum interest coverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization), maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Borrowings under the Agreement are collateralized by substantially all of PW Eagle’s assets. The Agreement expires on October 25, 2009.

In connection with the refinancing, PW Eagle issued $16 million of Senior Subordinated Notes and $8 million of Junior Subordinated Notes together with detachable warrants to purchase 366,651 shares of PW Eagle common stock (the “Subordinated Notes”). The Subordinated Notes are due on October 25, 2010, and are collateralized by substantially all assets of PW Eagle, subordinated to the security interest granted under the Revolving Credit Facility. The Senior Subordinated Notes bear interest at 19%, of which 13% is payable in cash monthly and 6% is deferred until maturity. The Junior Subordinated Notes bear interest at 22.5%, of which 13% is payable in cash monthly and 9.5% is deferred until maturity.

A debt discount of $1.2 million was recorded upon the issuance of the Subordinated Notes based on the collective estimated fair value of the Subordinated Notes and warrants on the date issued. The discount will be amortized as a yield adjustment over the term of the Subordinated Notes using the effective interest method. The warrants contain provisions granting the warrant holder rights to require the Company to repurchase the warrants at the earlier of repayment or maturity of the Subordinated Notes or an event of default under the Subordinated Notes. In accordance with SFAS No. 150, the warrants will be recorded as a liability on the Company’s balance sheet.

In connection with the refinancing, PW Eagle incurred financing costs of $2.2 million, which will be capitalized and amortized over the life of the related debt as a component of interest expense.

In connection with the refinancing, PW Eagle repaid all amounts outstanding under the PWPipe and ETI Revolving Credit Facilities, the PWPipe and ETI Senior Term Notes and the PWPipe Senior Subordinated Notes (related to this refinancing, ETI was legally merged into PW Eagle). At the date these obligations were repaid, PW Eagle had unamortized deferred financing costs related to the extinguished debt of $2.3 million and unamortized discount of $2.9 million on the PWPipe Senior Subordinated Notes. The terms of the PWPipe Senior Subordinated Notes also required a prepayment penalty of $0.4 million. A charge related to these items will be recorded in the fourth quarter of 2004.

PWPipe

On March 26, 2004, PW Eagle entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the estimated fair value of the financing lease obligation. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million, which can be drawn in the event of a default under the lease.

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

USPoly

On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of USPoly’s then outstanding common stock on a fully diluted basis for $10 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of USPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to USPoly all or a portion of the warrants or the warrant based shares. Under the clause, USPoly would be obligated to purchase such warrant or warrant based shares at USPoly’s fair value. The warrants are therefore recorded as a liability which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment to interest expense over the term of the debt.

On April 1, 2004, USPoly entered into lease transactions on manufacturing facilities in Hastings, Nebraska and a distribution center in Baker City, Oregon. These leases are recorded as capital leases, with a total financing lease obligation of $1.9 million. The leases require monthly payments of $20,000, including interest at a rate of 11.25%. These financing leases have a term of twenty years, with purchase options of the greater of $2 million ($1.3 million on the Hastings property and $0.7 million on the Baker City property) or the fair market value at the end of the lease term. As a part of these transactions, USPoly issued standby letters of credit for $0.2 million, which can be drawn in the event of default under the leases.

On September 27, 2004, USPoly acquired UAC (see Note 3). To finance this acquisition, USPoly obtained a new Senior Credit Facility. Under the new Senior Credit Facility, USPoly has a $10 million revolving credit and term loans amounting to $6.9 million. The term loans are payable in monthly installments of $0.1 million with interest at prime plus 0.75% to 1.00%. The prime rate was 4.75% at September 30, 2004. The revolving portion of the credit facility carries interest of prime plus 0.5%, and a non-use fee of 0.5%. These new senior loans are due September 30, 2007 and are secured by substantially all of USPoly’s assets. In connection with the acquisition and refinancing, USPoly incurred transaction and financing costs of $1.4 million. The financing costs of $0.6 million are capitalized and will be amortized over the life of the debt. USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility connected with the acquisition of UAC for $1.5 million. The capital lease includes a put feature. Under the put feature if the lessor meets certain requirements, USPoly would be obligated to purchase the Tulsa plant for $1.5 million.

In connection with the UAC acquisition, USPoly amended the Subordinated Debt Agreement to provide an additional $3.7 million of borrowings bringing the total amount of the Subordinated Debt facility to $5.0 million. The $3.7 million note bears interest at 12% payable monthly and requires principal payments of $65,315 monthly beginning October 1, 2007, through September 1, 2009, with all remaining principal payable on September 17, 2009.

During the quarter, the Company increased its estimate of the value of USPoly, based on its operating performance and the UAC Acquisition (see Note 3). The increase in value of USPoly resulted in an increase to the value of the warrants issued to the Subordinated Lender discussed above. This increase in value assigned to the warrants resulted in a non-cash charge of $0.9 million to interest expense in the third quarter of 2004, representing the increase in the value of a warrant liability to purchase shares in USPoly held by USPoly’s subordinated lender.

PW Eagle

Scheduled aggregate annual maturities of amounts classified as debt obligations at September 30, 2004, under terms of the new loan agreements and sale-leaseback financing lease obligations are (in thousands):

	Senior and Subordinated Debt and Other Notes	Financing Lease Obligations	Total
2004	$19,878	$541	$20,419
2005	1,492	2,165	3,657
2006	3,617	2,169	5,786
2007	3,724	2,173	5,897
2008	370	2,178	2,548
Thereafter	28,197	31,693	59,890

Total scheduled cash payments	57,278	40,919	98,197
Less amounts representing interest	—	(20,989)	(20,989)

Total amounts classified as debt obligations at September 30, 2004	$57,278	$19,930	$77,208

Management estimates that the fair value of borrowing under its debt agreements approximates the carrying value at September 30, 2004, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin.

As of September 30, 2004, the Company was in compliance with all such requirements. As noted above, all former debt obligations have been refinanced. PW Eagle completed refinancing on October 25, 2004, and USPoly completed refinancing in connection with its acquisition of UAC (see Note 3).

At December 31, 2003, USPoly and the Company were in violation of certain covenants on senior and subordinated debt, as well as on the financing lease obligation. These violations were cured, either by waivers and/or amendments to the then existing debt agreements. As discussed above, the ETI Revolving Credit Facility was replaced by the Revolving Credit Facility on October 25, 2004.

On March 30, 2004, ETI amended its loan and security agreement to revise certain financial covenants. ETI was in compliance with its financial covenants at March 31, 2004 and September 30, 2004.

5. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss)	$(240)	$(5,473)	$(1,170)	$(6,881)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	(3)	20	(45)
Unrealized gain on securities from non-qualified deferred compensation plans	5	44	34	176

Total comprehensive income (loss)	$(235)	$(5,432)	$(1,116)	$(6,750)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2004	December 31, 2003
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$(1)	$(21)
Unrealized gain on securities from non-qualified deferred compensation plans	426	392

Total accumulated other comprehensive income	$425	$371

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss), as reported	$(240)	$(5,473)	$(1,170)	$(6,881)
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(86)	(83)	(257)	(250)

Pro forma net income (loss)	$(326)	$(5,556)	$(1,427)	$(7,131)

Basic loss per share
As reported	$(0.03)	$(0.80)	$(0.17)	$(1.01)
Pro forma	$(0.04)	$(0.81)	$(0.20)	$(1.04)
Diluted loss per share
As reported	$(0.03)	$(0.80)	$(0.17)	$(1.01)
Pro forma	$(0.04)	$(0.81)	$(0.20)	$(1.04)

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

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) available for per-share calculations	$(240)	$(5,473)	$(1,170)	$(6,881)

Weighted average shares – basic	7,250	6,854	7,027	6,841

Weighted average shares – diluted	7,250	6,854	7,027	6,841

Net loss per share – basic	$(0.03)	$(0.80)	$(0.17)	$(1.01)

Net loss per share – diluted	$(0.03)	$(0.80)	$(0.17)	$(1.01)

The following table summarizes outstanding securities, which are excluded from the computation of diluted EPS because inclusion of these shares would be anti-dilutive (in thousands).

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Stock options	550	366	389	232
Stock warrants	745	—	562	254
Unvested restricted stock	238	376	238	376

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

	September 30, 2004	December 31, 2003
Accrual for product warranties – beginning of year	$450	$200
Warranty liabilities assumed from acquisition of ETI	—	252
Warranty liabilities assumed from acquisition of UAC	64	—
Accruals for warranties issued during the period	72	206
Settlements made during the period	(183)	(208)

Accrual for product warranties – end of period / year	$403	$450

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by $2.8 million. No amounts were drawn on these letters of credit for the period ending September 30, 2004.

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

Following is a summary of the restructuring reserve activity:

	Severance	Other	Total Restructuring
Restructuring accrual at December 31, 2003	$1,178	$—	$1,178
Additions to reserve	106	41	147
Charges against reserve	(1,034)	(41)	(1,075)

Restructuring accrual at September 30, 2004	$250	$—	$250

In 2004, a monthly management fee of $52,000 is being paid to Spell Capital to provide advisory services to the Company as well as assist with acquisitions, divestitures and financing activities of the Company.

11. USPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, USPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in equity in earnings of affiliate, and the investment included in other non-current assets on the balance sheet. For the nine months ended September 30, 2004, USPoly recognized $0.7 million of equity earnings from this investment. At September 30, 2004, USPoly’s investment in W.L. Plastics Corporation totaled $2.7 million.

12. Segments of Business

The Company manufactures and distributes polyvinyl chloride (PVC) pipe and fittings, and polyethylene (PE) pipe and tubing products used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The PE segment operates under the name USPoly. We distribute our products throughout the United States, including Hawaii and Alaska, and a minimal amount of shipments to selected foreign countries. While there are similarities in technology and manufacturing processes utilized between the segments, differences exist in products and customer base, with the PVC segment focused on the water, irrigation and electrical products and customers, and the PE segment focused primarily on the natural gas distribution products and customers.

As a result of the acquisition, described in Note 3, the Company determined that segment reporting was appropriate for the PE portion of the business, and accordingly, segment information is shown for both the current and prior periods for the PVC and PE segments. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not a financial measure that is in accordance with accounting principles generally accepted in the United States of America (GAAP) and has been presented because we use and we believe our investors and lenders use EBITDA to analyze our operating performance and our ability to incur and service indebtedness. EBITDA should not be considered in isolation or as a substitute for data prepared in accordance with GAAP. The following table reconciles EBITDA to the most directly comparable GAAP measure of profitability, which we believe to be income (loss) from continuing operations before income taxes.

A summary of the Company’s business activities reported by its two business segments follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Business Segments (in millions)
Net Sales:
PVC	$112.8	$92.3	$329.4	$239.3
PE	5.1	3.9	13.3	10.3

Consolidated net sales	117.9	96.2	342.7	249.6

Substanially all revenues for both the PVC and PE segments are attributable to the United States.

EBITDA
PVC: EBITDA	6.7	(2.7)	16.5	5.3
Interest expense	3.7	2.9	10.4	8.3
Depreciation and Amortization	2.8	3.2	7.8	8.6

Income (loss) from continuing operations before income taxes	0.2	(8.8)	(1.7)	(11.6)

PE: EBITDA	0.4	0.2	1.5	0.8
Interest expense	1.0	0.1	1.3	0.3
Depreciation and Amortization	0.1	0.1	0.4	0.4

Income (loss) from continuing operations before income taxes	(0.7)	—	(0.2)	0.1

Consolidated loss from continuing operations before income taxes	$(0.5)	$(8.8)	$(1.9)	$(11.5)

PE EBITDA includes equity in earnings of affiliate of $0.3 million and $0.7 million for the three and nine months ended September 30, 2004. PE interest expense includes non-cash expense of $0.9 million for the warrant fair-value adjsutment at September 30, 2004 as disclosed in Note 4.

Expenditures for property and equipment:
PVC	$0.5	$0.2	$1.0	$1.7
PE	—	—	0.3	—

Consolidated total	$0.5	$0.2	$1.3	$1.7

	September 30, 2004	December 31, 2003
Assets:

Identifiable assets:
PVC	$167.7	$146.0
PE	34.9	7.5
Corporate assets, primarily deferred tax assets	12.1	11.7

Consolidated total assets	$214.7	$165.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

The following table sets forth items from our Statement of Operations as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	92.7	85.0	87.9
Gross profit	14.9	7.3	15.0	12.1
Operating expenses	11.7	13.4	12.3	13.2
Operating income (loss)	3.2	(6.1)	2.7	(1.1)
Non-operating expense	3.6	3.2	3.3	3.5
Income (loss) before income taxes	(0.4)	(9.3)	(0.6)	(4.6)
Income tax expense (benefit)	(0.2)	(3.5)	(0.2)	(1.8)
Income (loss) from continuing operations	(0.2)	(5.8)	(0.4)	(2.8)
Income (loss) from discontinued operations	—	(0.0)	—	0.1

Net income (loss)	(0.2)	(5.8)	(0.4)	(2.7)

Net sales were $117.9 million and $342.7 million for the three and nine-month periods ending September 30, 2004, respectively. This is a 23% and 37% increase compared to the three and nine-month periods ending September 30, 2003. The increases in net sales were the result of the acquisition of ETI on March 14, 2003, increased demand, and increased prices overall. Product prices during the year have increased in response to increasing raw material costs and good demand for our products. Total pipe pounds sold remained about level for the three months ended September 30, 2004 as compared to the same period in 2003. Total pipe pounds sold increased by 24% for the nine-month period ending September 30, 2004 as compared to the same period in 2003. Pipe pounds sold include ETI sales pounds for the last 18 days of the first quarter and all of the second and third quarters of 2003. Net sales for the PVC segment were $112.8 million and $329.4 million, and net sales for the PE segment were $5.1 million and $13.3 million, for the three and nine-month periods ending September 30, 2004. Both segments benefited from the increasing demand and higher prices.

Gross profit, as a percentage of net sales, was about 15% for the three and nine-month periods ending September 30, 2004. This is an increase of 7.6 percentage points and 2.9 percentage points over the same periods in 2003. This improvement was due to both the higher volume and increased pricing spread over raw material costs during the 2004. Gross profit for the PVC segment was 14.5% and 14.8% for the three and nine-month periods ending September 30, 2004, while the gross profit for the PE segment was about 23% for these same periods. Both segments improved from the same periods in 2003 due to both higher volume and increasing pricing spreads over raw material costs.

Operating expenses increased $0.9 million for the three-month period ended September 30, 2004 and $9.3 million for the nine-month period ended September 30, 2004 compared to the same periods in the prior year. These increases are primarily the result of higher freight and commission costs from the higher sales volume in the current periods. As a percentage of net sales, operating expenses have declined from about 13% of net sales in 2003 to about 12% of net sales in 2004, for both the three and nine-month periods, respectively. This reduction is due primarily to the company’s continuing cost control efforts.

Non-operating expenses increased by $1.3 and $2.7 million for the three and nine-month periods ending September 30, 2004 as compared to the same periods ending September 30, 2003. Interest expense increased by $1.6 and $3.1 million during these three and nine-month periods due to higher interest rates on subordinated debt, and from higher debt levels. Interest expense also includes a $0.9 million non-cash charge for the PE segment in these same periods to adjust to fair value the warrants issued with subordinated debt as discussed in Note 4. The PVC segment recorded a loss of $0.4 million on the sale of two manufacturing facilities in the second quarter; and the PE segment recorded equity in earnings of affiliate of $0.7 million during the 9 months ended September 30, 2004, which represents its 23% ownership interest in W. L. Plastics Corporation.

The income tax provisions (benefit) for the three and nine-month periods ending September 30, 2004 and 2003 were calculated based on management’s then-current estimates of the annual effective rate for the year.

Liquidity and Capital Resources

On October 25, 2004, PW Eagle completed a refinancing of its debt as described below. Debt outstanding at September 30, 2004 has been classified as current and long-term in the balance sheet based on the terms of the new debt structure entered into subsequent to September 30, 2004 but before the issuance of the financial statements.

In connection with the refinancing, PW Eagle entered into a new $100 million Revolving Credit Facility with Bank of America (formerly Fleet Capital Corporation), the CIT Group/Business Credit, Inc. and Wells Fargo Business Credit, Inc. (the “Agreement”). PW Eagle’s borrowing capacity under the Agreement is limited to the sum of a Current Asset Collateral Component (CACC) based on percentages of accounts receivable and inventories and a Fixed Asset Collateral Component (FACC) of $22 million. The FACC is reduced by $0.8 million quarterly beginning March 31, 2005. Borrowings under the FACC bear interest at LIBOR plus 2.75% and borrowings under the CACC bear interest at LIBOR plus 2.5%. PW Eagle is required to pay a fee equal to 0.5% of the unused portion of the Agreement. The LIBOR rate was 2.0% at October 25, 2004.

Under the Agreement PW Eagle is required to comply with certain restrictive financial covenants including minimum interest coverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization), maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions. Borrowings under the Agreement are collateralized by substantially all of PW Eagle’s assets. The Agreement expires on October 25, 2009.

In connection with the refinancing, PW Eagle issued $16 million of Senior Subordinated Notes and $8 million of Junior Subordinated Notes together with detachable warrants to purchase 366,651 shares of PW Eagle common stock (the “Subordinated Notes”). The Subordinated Notes are due on October 25, 2010, and are collateralized by substantially all assets of PW Eagle, subordinated to the security interest granted under the Revolving Credit Facility. The Senior Subordinated Notes bear interest at 19%, of which 13% is payable in cash monthly and 6% is deferred until maturity. The Junior Subordinated Notes bear interest at 22.5%, of which 13% is payable in cash monthly and 9.5% is deferred until maturity.

A debt discount of $1.2 million was recorded upon the issuance of the Subordinated Notes based on the collective estimated fair value of the Subordinated Notes and warrants on the date issued. The discount will be amortized as a yield adjustment over the term of the Subordinated Notes using the effective interest method. The warrants contain provisions granting the warrant holder rights to require the Company to repurchase the warrants at the earlier of repayment or maturity of the Subordinated Notes or an event of default under the Subordinated Notes. In accordance with SFAS No. 150, the warrants will be recorded as a liability on the Company’s balance sheet.

In connection with the refinancing, PW Eagle incurred financing costs of $2.2 million, which will be capitalized and amortized over the life of the related debt as a component of interest expense.

In connection with the refinancing, PW Eagle repaid all amounts outstanding under the PWPipe and ETI Revolving Credit Facilities, the PWPipe and ETI Senior Term Notes and the PWPipe Senior Subordinated Notes (related to this refinancing, ETI was legally merged into PW Eagle). At the date these obligations were repaid, PW Eagle had unamortized deferred financing costs related to the extinguished debt of $2.3 million and unamortized discount of $2.9 million on the PWPipe Senior Subordinated Notes. The terms of the PWPipe Senior Subordinated Notes also required a prepayment penalty of $0.4 million. A charge related to these items will be recorded in the fourth quarter of 2004.

Sale & Leasebacks

On March 26, 2004, the Company entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a financing lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the collective estimated fair value of the financing lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The financing lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The financing lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The financing lease will continue to automatically renew every ten years until the financing lease is terminated. The financing lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million, which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009; these warrants were exercised during the quarter ending September 30, 2004. A debt discount totaling $0.1 million has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

On April 1, 2004, the Company sold two manufacturing facilities in Baker City, Oregon and Hastings, Nebraska for an aggregate loss of $0.4 million. Net proceeds of $1.9 million were used to pay down the PWPipe Revolving Credit Facility.

USPoly

On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million, which was increased by $3.7 million on September 27, 2004. Interest of 12 percent on the Subordinated Debt is due monthly on the first day of each month beginning February 1, 2004 and continuing on the first date of each month thereafter until all outstanding principal has been paid in full on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of USPoly’s then outstanding common stock on a fully diluted basis for $10.00 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of USPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide the lender an overall 24.5 percent internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to USPoly all or a portion of the warrants or the warrant based shares. Under the clause, USPoly would be obligated to purchase such warrant or warrant based shares at USPoly’s fair value. The warrants are therefore recorded as a liability which will be periodically adjusted to fair value. In addition, a corresponding debt discount has been recorded with the issuance of the warrant and will be amortized using the effective interest method as a yield adjustment to interest expense over the term of the debt.

On April 1, 2004 USPoly entered into lease transactions on manufacturing facilities in Hastings, Nebraska and a distribution center in Baker City, Oregon. These leases are recorded as capital leases, with a total financing lease obligation of $1.9 million. The leases require monthly payments of $20,000, including interest at a rate of 11.25%. These financing leases have a term of twenty years, with purchase options of the greater of $2 million ($1.3 million on the Hastings property and $0.7 million on the Baker City property) or the fair market value at the end of the lease term. As a part of these transactions, USPoly issued standby letters of credit for $0.2 million, which can be drawn in the event of default under the leases.

On September 27, 2004, USPoly acquired UAC (see Note 3). To finance this acquisition, USPoly obtained a new Senior Credit Facility. Under the new Senior Credit Facility, USPoly has a $10 million revolving credit and term loans amounting to $6.9 million. The term loans are payable in monthly installments of $0.1 million with interest at prime plus 0.75% to 1.00%. The prime rate was 4.75% at September 30, 2004. The revolving portion of the credit facility carries interest of prime plus 0.5%, and a non-use fee of 0.5%. These new senior loans are due September 30, 2007 and are secured by substantially all of USPoly’s assets. In connection with the acquisition and refinancing, USPoly incurred transaction and financing costs of $1.4 million. The financing costs of $0.6 million are capitalized and will be amortized over the life of the debt. USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility connected with the acquisition of UAC for $1.5 million. The capital lease includes a put feature. Under the put feature if the lessor meets certain requirements, USPoly would be obligated to purchase the Tulsa plant for $1.5 million.

In connection with the UAC acquisition, USPoly amended the Subordinated Debt Agreement to provide an additional $3.7 million of borrowings bringing the total amount of the Subordinated Debt facility to $5.0 million. The $3.7 million note bears interest at 12% payable monthly and requires principal payments of $65,315 monthly beginning October 1, 2007, through Sepember 1, 2009, with all remaining principal payable on September 17, 2009.

During the quarter, the Company increased its estimate of the value of USPoly, based on its operating performance and the UAC

Acquisition (see Note 3). The increase in value of USPoly resulted in an increase to the value of the warrants issued to the Subordinated Lender discussed above. This increase in value assigned to the warrants resulted in a non-cash charge of $0.9 million to interest expense in the third quarter of 2004, representing the increase in the value of a warrant liability to purchase shares in USPoly held by USPoly’s subordinated lender.

During the nine months ended September 30, 2004, USPoly received $1.7 million in cash related to subscriptions for its shares of common stock. Because PW Eagle owns less than 100% of USPoly, PW Eagle has recorded a liability totaling $1.7 million.

USPoly and Investment in W.L. Plastics Corporation

On January 16, 2004, USPoly invested $1.6 million in W.L. Plastics Corporation to increase its ownership to approximately 23 percent. As a result of this transaction, this investment is accounted for under the equity method of accounting, with earnings included in other costs (income), and the investment included in non-current other assets on the balance sheet. For the nine months ending September 30, 2004, USPoly recognized $0.7 million of income from this investment. At September 30, 2004, USPoly’s investment in W.L. Plastics Corporation totaled $2.7 million on the balance sheet.

PW Eagle

The Company’s obligations under various long-term debt arrangements as refinanced, including USPoly’s Credit Facility, operating leases and other arrangements, are as follows (in thousands):

Scheduled Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Term Notes	$19,226	$10,479	$1,492	$3,617	$3,638	$—	$—
Senior Subordinated Notes	38,052	9,399	—	—	86	370	28,197
Capital lease obligation, including interest	40,919	541	2,165	2,169	2,173	2,178	31,693
Operating leases	2,542	151	552	475	426	403	535

	$100,739	$20,570	$4,209	$6,261	$6,323	$2,951	$60,425

The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility by 2.8 million. No amounts were drawn on these letters of credit for the nine-month period ending September 30, 2004.

The Company had negative working capital of $10.8 million, and excess borrowing capacity under its Revolving Credit Facilities of $15.7 million at September 30, 2004 ($10.9 million under PW Eagle facilities and $4.8 million under USPoly facilities). Under the new $100 million Revolving Credit Facility for PW Eagle (see Note 4), the excess borrowing capacity would have been $15.1 million at September 30, 2004 and when added to USPoly’s $4.8 million, we would have a consolidated total excess borrowing capacity of $19.8 million as of September 30, 2004. The new Revolving Credit Facility includes $22 million that is collateralized by property and equipment. Instead of obtaining a new long-term loan on the property and equipment, this portion of the debt was included in the current revolving credit amount. Had this portion of current debt been converted to long term loans consistent with the long-term collateral, the Company’s working capital would be positive by approximately $8 million.

Cash used in operating activities was $9.5 million in 2004, as compared to cash provided $13.0 million in the first nine months of 2003. The primary use of cash in 2004 within operating activities was funding our growth in accounts receivable and inventories.

Investing activities used $12.9 million in the first nine months of 2004. During the third quarter of 2004, USPoly acquired the business of UAC from Uponor Corporation for $17.3 million of which $14.3 million was paid in cash. In the first quarter of 2004, the Company received $2.3 million in proceeds relating to the 2003 sale of its Phoenix facility and in the second quarter the Company received $1.9 million in proceeds relating to the sale of its Hastings and Baker City facilities. Capital improvements to the manufacturing plants totaled $1.3 million. USPoly invested an additional $1.6 million in WL Plastics in the first quarter of 2004. Investing activities in the first nine months of 2003 utilized $20.6 million, primarily for the purchase of Uponor ETI Company.

Financing activities provided $26.6 million in the first nine months of 2004. The primary source of cash was borrowings from our revolving credit facilities for PW Eagle and USPoly. Debt issuance and financing costs of $0.5 million were incurred in connection with the establishment of USPoly’s new Senior Credit Facility. In the second quarter, PW Eagle sold the USPoly Hastings and Baker City facilities for $1.9 million. Proceeds were used to pay down the revolving credit facility. In a related transaction, USPoly leased these facilities back under a capital lease. During the first quarter, we sold our Sunnyside and Visalia facilities under a sale leaseback agreement to a third party for $3.6 million. Proceeds from the Sunnyside and Visalia facilities were applied to our term loan and revolving credit facility. On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. for $1.3 million and increased this debt by $3.7 million on September 27, 2004. During the nine months ended September 30, 2004, USPoly received $1.7 million in cash related to subscriptions for shares of its common stock, which shares were not issued as of September 30, 2004. Accordingly, the Company has recorded a liability totaling $1.7 million related to these subscriptions. We paid down $8.3 million of long-term debt in 2004. Cash provided by financing activities during the first nine months of 2003 was $9.8 million. The primary source of cash in the first nine months of 2003 was borrowings under the Senior Credit Facility of ETI and the Revolving Credit Facility of PW Eagle.

We had commitments for capital expenditures of $0.4 million at September 30, 2004, which we intend to fund from operating profits. Additional sources of liquidity, if needed, include our revolving credit line. We believe we have the financial resources needed to meet our current and future business requirements, including working capital requirements.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical; including our belief that we have the financial resources needed to meet our current and future business requirements and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of November 12, 2004 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC resin and PVC pipe, and we recognize that our business is tied to economic cycles. Gross Domestic Product (GDP) has been estimated to have grown at 3.7% in the third quarter of 2004, as compared to 4.5% and 3.3% in the first and second quarters of 2004. These fluctuations in GDP growth are reported to have been caused by variations in consumer spending, among other things, but in general the GDP seems to be stabilizing in the second half of 2004. We believe GDP growth will remain at similar levels for the fourth quarter of 2004, resulting in a stabilizing of demand for PVC resin and PVC pipe, with only the usual seasonal slowdown expected in the fourth quarter.

Demand for PVC resin was strong during the first nine months of 2004, and resin producers implemented price increases totaling $0.12 per pound from January through September. PW Eagle and the PVC pipe industry have implemented and announced several pipe price increases in response to these resin price increases. As demand moderates in the fourth quarter of 2004, we expect our margins to decrease from the current levels.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for sales growth rates for plastic pipe of three percent or greater. The actual growth rate may be less than or greater than three percent based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

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

Our gross margin decreases when the supply of PVC resin and PVC pipe is greater than demand. Conversely, our gross margins improve when PVC resin and PVC pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002, ceased operations at two manufacturing facilities. This resulted in a reduction of approximately one billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has announced intentions to re-start a portion of its capacity in 2005. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, and vinyl chloride monomer, major raw material components in the production of PVC resin.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.48 per pound. Currently resin prices are at historical highs.

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

At September 30, 2004, PW Eagle and USPoly were in full compliance with their debt covenants. As reported in Note 4, both companies have now completed refinancing, and have new senior and subordinated debt facilities in place. We expect these new credit facilities to provide sufficient liquidity to operate our business and meet our obligations for the next several years. These conditions could change, however, if general economic conditions or other unforeseen events should cause a significant deterioration in our business results.

In the event of default under our debt agreements we would be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders, noteholders, and lessors would waive any future default or agree to any future amendments of our credit facilities and leases. If we failed to obtain a waiver or an amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of our economy.

We have $83.2 million of variable interest rate debt at September 30, 2004. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We have not provided any valuation allowance associated with deferred tax assets of approximately $12.1 million at September 30, 2004. Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of (i) the Company’s participation as one of the PVC pipe industry leaders, (ii) distribution centered on populated growth markets, (iii) professional management dedicated to the PVC pipe industry and (iv) debt pay down and corresponding reduction in financing costs. The Company’s cyclical nature and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product sales increases. This is the result of increasing demand, and increasing margins used in product pricing. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance to ensure this conclusion is sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $83.2 million at September 30, 2004. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $0.4 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Credit Facility. In April 2003, under covenants of ETI’s Credit Facility, we entered into a fixed rate agreement for 2 ½ years with a LIBOR rate of 2.49%. At September 30, 2004, the Contract had a notional amount of $1.4 million. The notional amount decreases until the fixed rate agreement terminates in August of 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
President

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: November 12, 2004

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2004

PW EAGLE, INC.

Number	Description

10.9	Uponor Purchase Agreement dated September 1, 2004.

10.10	Uponor Seller’s Agreement dated September 27, 2004.

10.11	Uponor Lease for Tulsa, Oklahoma dated September 27, 2004.

10.12	Wells Fargo Amended Credit & Security Agreement dated September 27, 2004.

10.13	Medallion Amendment No. 1 dated September 27, 2004.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the President pursuant to section 906 of the Sarbanes Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.