Form 10-K
period 2004-12-31
PW EAGLE INC
filed 2005-03-29
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of our common stock held by non-affiliates as of June 30, 2004 was approximately $18,897,000 (based on the closing sale price of $3.29 per share as reported on the Nasdaq National Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 10, 2005 was 7,517,009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

PART I

ITEM 1. BUSINESS

General

PW Eagle, Inc., a Minnesota corporation, (the Company or PW Eagle) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products throughout the entire United States, with a minimal amount of shipments to selected foreign countries. Our majority-owned subsidiary, USPoly Company, (USPoly) manufactures and distributes polyethylene (PE) pipe products and accessories. See page 3 for an expanded discussion of the USPoly business, and see Note 15 to consolidated financial statements included in Item 8 of this Form 10-K for further information on our PVC and PE business segments.

Our executive offices and operating headquarters are located in Eugene, Oregon and USPoly headquarters are located in Shawnee, Oklahoma. We have production facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Shawnee and Tulsa, Oklahoma; Eugene, Oregon; Conroe, Texas; Buckhannon, West Virginia; Tacoma and Sunnyside, Washington; and West Jordan, Utah. We also have a distribution facility in Baker City, Oregon.

Our web address is www.pweagleinc.com. US Poly’s web address is www.uspolycompany.com. Investors can access our news releases and the periodic reports we file with the Securities and Exchange Commission free of charge on our web site.

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

ASTM PVC Well Casing. We offer a lightweight PVC pipe to be used as casing in water wells. Like the majority of our pressure pipes, well casing is in compliance with ANSI/NSF Standard 61 – Health Effects. As a companion to our well casing pipe, we also offer a threaded drop pipe for hanging submersible pumps. These heavy-duty pipes are made from thick-wall PVC and weigh approximately one-seventh of an equivalent metal pipe.

For many of the same reasons that plastic pipes are the materials of choice for pressure piping systems, PVC pipe is used in non-pressure applications. We service homes and industry through the production of non-pressure pipes to carry sewage, electrical power, fiber optics and telecommunications.

ASTM Gravity PVC Sewer Pipe. Sewer pipe is used to transport wastewater from residential and commercial buildings to a treatment plant. Manufactured in diameters from 4” through 24”, our products are used throughout the collection system of sewage treatment plants.

Ultra-Rib and Ultra-Corr Pipe. These structured wall pipes are offered in diameters from 8” to 36” for applications in sanitary sewers and storm drains. The proprietary design of these products provides significant strength and weight advantages in comparison to both conventional PVC pipes and competitive materials.

ASTM Drain, Waste and Vent (DWV) Pipe. This PVC DWV pipe is used inside the home to drain wastewater and vent the plumbing system. We manufacture this product up to 6” in diameter from either a solid wall construction, or a construction that layers solid walls around a cellular core. This ASTM coex cellular core pipe is very tough while having a lighter weight.

Underwriters Laboratories (UL) Electrical Conduit. We manufacture a complete line of PVC heavy wall electrical conduit in diameters of ½” through 6” and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

ASTM Utility Duct. Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

Our PE Pipe Business

Separation of USPoly from PW Eagle and Acquisition of Uponor Aldyl Business

On February 28, 2003, we created a separate subsidiary, PWPoly, and on September 30, 2003, we transferred certain assets and liabilities of our PE pipe business to PWPoly. On September 27, 2004, USPoly acquired substantially all of the assets of Uponor Aldyl Company, Inc.’s (UAC) PE pipe business pursuant to the terms and conditions of the Contribution and Membership Interest Purchase Agreement, dated as of September 1, 2004, between PWPoly and UAC, among others (the UAC Acquisition). Pursuant to the Agreement, PWPoly acquired substantially all of UAC’s assets for approximately $18.6 million (including direct transaction costs of $1.0 million), and renamed the consolidated company USPoly Company. The purchase price included cash of $13.9 million, $2.1 million in the form of a note to Uponor Corporation, and $2.6 million which was subsequently paid to Uponor Corporation on March 11, 2005. In addition, USPoly incurred $0.6 million of deferred financing costs that are not included in the purchase price allocation. The funds for the purchase of UAC’s assets were primarily received from debt financings with Wells Fargo Business Credit Inc. and Medallion Capital Inc. USPoly focuses on extruding PE pipe in sizes up to 20 inches in diameter. USPoly’s pressure and non-pressure PE pipe products consist of ½ inch to 20 inch PE pipe and tubing for applications in the natural gas distribution, municipal water distribution, irrigation, fiber optic, power distribution and telecommunications industries. Below are descriptions of our primary PE pipe products and their applications.

Natural Gas Distribution Pipe. We sell PE pipe for natural gas distribution in diameters from ½ inch to 12 inches, in either straight sticks or coils depending on customer requirements and diameter. We use PPI-approved (Plastics Pipe Institute) PE 2406, PE 3408 and PE 100 resins to manufacture gas distribution pipe.

Oil and Gas Gathering Pipe. We offer a full range of pipes through 20 inches for this application. Oil and gas gathering pipes are made with PE 3408 resin in coils or sticks.

Irrigation and Agricultural Pipe. These pipes are usually smaller in diameter and are made from PE 2406, PE 3408 or linear low-density PE resin, as required by customers.

Water Distribution Pipe. Water distribution pipes are often in larger diameters, up to 20 inches. We use PE 3408 resin for this application and manufacture these products to meet NSF and AWWA requirements.

ASTM PE Pipes for Special Applications. PE’s unique properties produce valuable products for applications in fiber optic communications, mining, chemical transport and closed-loop ground coupled heat pump systems. We offer these products in various diameters and use different resins depending on customer requirements.

Fittings. We offer a full line of fittings to complete our PE piping systems. Our product line includes butt and socket PE fittings, electrofusion PE fittings and our patented MetFitTM fittings system. MetFitTM is a steel-insert reinforced, nylon body plastic fitting that can make high quality connections under any conditions.

USPoly Investment in W.L. Plastics

On October 1, 2003, USPoly, together with an affiliate of William Blair Mezzanine Capital Partners and members of W.L. Plastics’ management team acquired the business of W.L. Plastics, LLC, for approximately $17.6 million. PW Eagle acquired an equity interest in W.L. Plastics Corporation (W.L. Plastics) of approximately 5.4% in exchange for $0.3 million in professional services rendered. PW Eagle contributed its equity interest to USPoly. W.L. Plastics focuses primarily on extruding large diameter PE Pipe with the bulk of its products currently in the 8-inch to 24-inch diameter sizes. At the time of the initial investment USPoly did not control W.L. Plastics, nor did they have the ability to exhibit significant influence over the management of W.L. Plastics. As such, USPoly initially accounted for this investment on the cost method. On January 16, 2004, USPoly invested an additional $1.6 million in W.L. Plastics to increase its ownership percentage to 23%. Following the increase in ownership to 23%, USPoly accounted for the investment on the equity method of accounting, and had recorded $0.6 million, net of tax of $0.4 million, of equity in earnings of unconsolidated affiliate during 2004. Effective December 1, 2004, USPoly determined, in accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock”, that their investment in W.L. Plastics should be accounted for using the cost method of accounting as a result of the acquisition of UAC relinquishing their Board position and other changes. USPoly’s investment in W.L. Plastics at December 31, 2004 totaled $2.9 million and is included as a component of other assets on the accompanying consolidated balance sheet.

Marketing and Customers

We market our products through a combination of independent sales representatives, company salespersons and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market is the United States and a minimal amount of shipments to selected foreign countries.

Our marketing strategy focuses on providing high quality products and responsive customer service. We believe our products enjoy wide acceptance and recognition.

Generally, our products are warranted for one year. We maintain product liability insurance to cover such warranty claims, and to date, warranty reserves have been sufficient to cover warranty claims.

We have a broad and diverse group of customers consisting primarily of wholesalers and distributors. No customer accounted for more than 7% of our net sales in 2004 and 8% of our net sales in 2003.

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

Manufacturing and Supply Sources

Our executive offices and operating headquarters are located in Eugene, Oregon. We have PVC pipe manufacturing facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings,

Nebraska; Eugene, Oregon; Conroe, Texas; West Jordan, Utah; Buckhannon, West Virginia; and Tacoma and Sunnyside, Washington. PVC electrical fittings are fabricated in Tacoma, Washington; and Cameron Park and Perris, California. PE pipe is manufactured in Hastings, Nebraska and Tulsa, Oklahoma. A PE distribution facility is in Baker City, Oregon and a fittings manufacturing facility is located in Shawnee, Oklahoma.

The eleven PVC pipe manufacturing facilities have blending centers where PVC resin is mixed with additives to create an appropriate compound for each extrusion application. Natural resin is mixed with a pre-compound blend containing color and additives.

PVC and PE pipes are manufactured using the extrusion process. Compound is delivered to the extruder, heated to a plastic state and conveyed through dies and sizing equipment to form pipes of the appropriate diameter and wall thickness. The continuously formed product is cooled, cut to length, and if appropriate to the product, has a bell formed on one end. Following quality inspection, the packaged product is stored, generally in outside storage yards, although certain products are warehoused. Inventory is shipped from storage to customers by common carrier and by company owned trucks.

At each phase of the manufacturing process, we pay attention to quality and production of a consistent product. Our PVC and PE pipe products are produced in compliance with consensus standards, such as American Society for Testing Materials, American Water Works Association and Underwriter’s Laboratory. We have a quality assurance program, which has its own testing lab for both resin and finished goods.

We acquire our PVC and PE resin in bulk, mainly by rail car, from primarily two sources. During the years ended December 31, 2004, 2003, and 2002, purchases of raw materials from two vendors totaled 87%, 85% and 79% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. However, the loss of a key supplier could have a significant impact on our business.

Business Seasonality

Due to general weather constraints in the geographic markets in which our customers operate, the demand for our products tends to be seasonal. As a result, we experience fluctuations in sales, accounts receivable and inventory levels during the year. Generally our sales are weaker during the winter months, when construction is slower, and improve during the second and third quarters, when construction is stronger.

Backlog

Our goal is to keep delivery lead times to a minimum in order to meet customer requirements, thus minimizing backlog. Our backlog on March 15, 2005, was approximately $32.7 million of PVC pipe and $2.4 million of PE pipe compared to $40.2 million and $0.7 million, respectively, on March 26, 2004. The 2005 backlog reflects normal demand for our products at this time of year. In early 2004, our PVC business experienced an unusual surge in demand, resulting in higher than normal backlog until these orders were filled in April or May.

Employees

The table below summarizes the approximate number of our employees:

	PVC	PE	Total
Administration	34	18	52
Sales and marketing	47	18	65
Manufacturing	780	223	1,003

Total	861	259	1,120

Except for our production and maintenance employees at the Buckhannon, West Virginia facility, none of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 2. PROPERTIES

Our executive offices and operating headquarters are located in leased office space in Eugene, Oregon. Our PVC pipe manufacturing and warehouse facilities are located in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; Buckhannon, West Virginia; West Jordan, Utah; and Tacoma and Sunnyside, Washington. We both own and lease portions of our facilities in Hastings, Nebraska and lease our manufacturing facilities in Eugene, Oregon and Conroe, Texas. We lease our operating headquarters in Eugene, Oregon and manufacturing plants in Perris and Visalia, California, West Jordan, Utah and Tacoma and Sunnyside, Washington pursuant to long-term lease agreements (see ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements under ITEM 8.).

USPoly has manufacturing facilities in Hastings, Nebraska, and Shawnee and Tulsa, Oklahoma, and a distribution warehouse in Baker City, Oregon. The Tulsa, Hastings and Baker City facilities are leased pursuant to long-term lease agreements.

On December 31, 2003, we sold our idled manufacturing facility in Phoenix, Arizona for $2.3 million. Proceeds from the sale, as required under our loan agreement, were used to pay down long-term debt. In 2002, we sold our Hillsboro, Oregon manufacturing facility and certain equipment for $1.3 million. Proceeds from the sale were used to pay down long-term debt.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The manufacturing facilities, as currently equipped, were operating at approximately 95% of capacity in the first quarter of 2005.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq National Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2004 and 2003:

	High	Low
Year ended December 31, 2004:
First Quarter	$4.40	$4.00
Second Quarter	4.30	3.18
Third Quarter	3.66	2.55
Fourth Quarter	4.05	2.98
Year ended December 31, 2003:
First Quarter	$6.35	$4.16
Second Quarter	6.95	3.92
Third Quarter	4.11	3.37
Fourth Quarter	4.89	3.76

On March 10, 2005, there were 7,517,009 shares of common stock outstanding held by approximately 1,345 shareholders of record and approximately 1,986 shareholders in street name.

We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the board of directors, subject to our lending arrangements, which currently restrict the payment of dividends. The board of directors plans to retain future earnings, if any, for operations and debt repayment and does not intend to pay common stock dividends, until our debt has been reduced from current levels.

ITEM 6. SELECTED FINANCIAL DATA

PW EAGLE, INC.

SUMMARY OF OPERATIONS

(in thousands, except for per share amounts)

Years ended December 31	2004[1]	2003[2]	2002	2001	2000
Net sales	$474,954	$331,787	$251,275	$246,130	$343,974
Gross profit	70,136	36,749	45,479	26,471	87,358
Operating expenses	58,450	46,307	33,791	34,504	41,263
Operating income (loss)	11,686	(9,558)	11,688	(8,033)	46,095
Interest expense	20,668	11,828	11,001	11,775	13,655
Other (income) expense, net	408	(470)	(257)	377	2,596
Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	(9,390)	(20,916)	944	(20,185)	29,844
Income (loss) from continuing operations (net of tax)	(5,540)	(12,912)	571	(12,856)	18,218
Income from discontinued operations (net of tax)	—	194	—	—	—
Net income (loss)	(5,540)	(12,718)	571	(12,856)	18,218
Income (loss) from continuing operations per share:
Basic	$(0.78)	$(1.89)	$0.09	$(1.80)	$2.34
Diluted	$(0.78)	$(1.89)	$0.06	$(1.80)	$1.72
Income from discontinued operations per share:
Basic	$—	$0.03	$—	$—	$—
Diluted	$—	$0.03	$—	$—	$—
Net income (loss) per share:
Basic	$(0.78)	$(1.86)	$0.09	$(1.80)	$2.34
Diluted	$(0.78)	$(1.86)	$0.06	$(1.80)	$1.72
Weighted average number of common shares outstanding:
Basic	7,096	6,852	6,717	7,139	7,778
Diluted	7,096	6,852	9,376	7,139	10,592

FINANCIAL POSITION (in thousands)

December 31	2004	2003	2002	2001	2000
Working capital	$(17,480)	$(3,610)	$13,620	$(1,431)	$19,459
Total assets	210,776	165,178	133,402	137,410	158,379
Long-term and subordinated debt and financing lease obligation, net of current portion	54,713	59,827	58,725	53,724	55,568
Stock warrants (included under liabilities)	2,627	—	—	—	5,887
Stockholders’ equity	12,613	15,235	25,919	24,259	41,979

[1]	Includes operations of UAC from September 27, 2004, the date of acquisition.
[2]	Includes operations of ETI from March 14, 2003, the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We began 2004 in a difficult financial position since our industry was facing a period of historically low margins. Our focus was to complete the integration of the former PWPipe and ETI business units and realize the efficiencies and synergies, including utilizing additional manufacturing capacity, from our reorganization. These changes, combined with relatively strong demand for our products, led to improved margins and significantly better financial performance in 2004.

On October 25, 2004, we completed a refinancing of substantially all of our PW Eagle debt. This improved our liquidity and with maturities in 2009 – 2010 this new financing is consistent with our long-term plan to operate the business to maximize cash flow and pay down debt.

At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased to $15 million.

In the fourth quarter of 2003, we separated our PE pipe business into a separate legal entity, PWPoly, and announced our intention to distribute PWPoly shares directly to PW Eagle shareholders. On September 27, 2004, PWPoly acquired the business of Uponor Aldyl Company, Inc. and the combined business was renamed USPoly Company. Uponor had sales of $41 million in 2003. In addition to sales volume, the Uponor acquisition brings an established management team and infrastructure to operate USPoly. This represents a significant increase in the size of our PE pipe business. The PVC and PE segments are discussed separately in more detail below.

On January 31, 2005, we announced our decision to cancel the planned spinoff of USPoly. We will continue to own approximately 75% of USPoly and report consolidated financial information, including both PW Eagle and USPoly. USPoly operates as a separate entity, with its own management team, strategic plan and financing.

We monitor several nonfinancial indicators in evaluating our business operations and future prospects, including:

•	Price of PVC and PE resin

•	U.S. gross domestic product (GDP)

•	Interest rates

•	Demand for PVC and PE pipe products, and

•	Dollars per pound of pipe sold.

We provide a more detailed discussion of PVC and PE resin prices, GDP, interest rates and demand for PVC and PE pipe products under the “Future Outlook and Risks to Our Business” section of this discussion.

We believe the main drivers of industry performance are GDP growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in 2004 compared to 2003, demand for PVC resin for use in pipe was strong, and our margins increased. Both GDP growth and demand for PVC resin for use in pipe are expected to be similar in 2005 compared to 2004.

Because of the volatility of selling prices for PVC and PE pipe and the cost of resin, management monitors various data in terms of dollars per pound of pipe sold. The above table expresses financial statement items in these terms by dividing the amounts for each segment by the pounds of pipe sold in the corresponding year.

PVC Segment	2004	2003	2002
$/ lb. Sold
Net sales	$.562	$.494	$.448
Cost of goods sold	.480	.442	.366
Gross profit	.082	.052	.082
Operating expenses	.067	.068	.060

PE Segment	2004	2003	2002
$/ lb. Sold
Net sales	$.944	$.779	$.786
Cost of goods sold	.770	.600	.680
Gross profit	.174	.179	.106
Operating expenses	.171	.157	.126

PVC Segment

Net sales per pound sold increased to $0.562/lb in 2004 from $0.494/lb in 2003. This increase results from an increase in the selling price of conventional PVC pipe, as well as a full year of ETI’s Ultra product line which has higher selling prices.

Cost of goods sold increased to $0.480/lb in 2004 from $0.442/lb in 2003 due to higher prices for our primary raw material, PVC resin. Due to relatively strong demand for PVC pipe, we were able to increase our selling prices more than the increase in material costs, resulting in increased margins and gross profit.

Operating expenses were $0.067/lb in 2004 compared to $0.068/lb in 2003. Higher per pound freight costs associated with higher freight rates experienced throughout the U.S. in 2004 were offset by reduced selling, general and administrative expenses.

PE Segment

Net sales per pound sold increased to $0.944/lb in 2004 from $0.779/lb in 2003. This increase was driven by higher raw material costs during 2004, primarily from resin cost increases.

Cost of goods sold increased to $0.770/lb in 2004 from $0.600/lb in 2003 due to higher prices for our primary raw material, resin. We were able to increase our selling prices consistent with the increase in material costs, resulting in stable margins and gross profit.

Operating expenses were $0.171/lb in 2004 compared to $0.157/lb in 2003. Higher per pound freight costs associated with higher freight rates experienced throughout the U.S. in 2004 were incurred.

Results of Operations

The following table sets forth items from our statements of operations as percentages of net sales:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.2	88.9	81.9
Gross profit	14.8	11.1	18.1
Operating expenses	12.3	14.0	13.4
Operating income (loss)	2.5	(2.9)	4.7
Other expenses, net	4.4	3.4	4.3
Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	(1.9)	(6.3)	0.4
Income tax expense (benefit)	(0.6)	(2.4)	0.2
Minority interest and equity in undistributed earnings of unconsolidated affiliate, net of tax	0.1	0.0	0.0
Income (loss) from continuing operations	(1.2)	(3.9)	0.2
Income from discontinued operations, net of income tax	0.0	0.1	0.0
Net income (loss)	(1.2)%	(3.8)%	0.2%

We posted net sales of $475 million in 2004, which was an increase of 43% from 2003, and net sales of $332 million in 2003, an increase of 32% from 2002. The PVC segment increased net sales by $127 million (40%) in 2004 from 2003 due to volume increases of 23% as well as average price increases, and increased net sales by $79 million (33%) in 2003 from 2002 due to volume increases of 21%, primarily from the ETI acquisition in March of 2003, and price increases. The PE segment increased net sales by $16 million (129%) in 2004 from 2003, due to both volume (89%) and price increases, and PE increased net sales by $1 million (11%) in 2003 from 2002 due to volume and price increases. Most of the PE volume increase in 2004 is a result of the UAC Acquisition late in the third quarter of 2004.

Gross profit, as a percent of net sales, increased to 15% in 2004 as compared to 11% in 2003, while 2003 had decreased by 7 percentage points from 2002. Gross profit for the PVC segment was 14.5% in 2004, 10.6% in 2003 and 18.3% in 2002. The 2004 PVC improvement was due to both the higher volume, and increased PVC pricing spread over raw material costs, a reversal from 2003 when prices were declining and demand was weaker than normal, especially in the second and third quarters. Gross profit for the PE segment was 18.4% in 2004, 23% in 2003, and 14% in 2002. The 2004 gross profit reflects a continuation of margin levels from our traditional PE business, and the lower margin products included as a result of the UAC Acquisition. The 2003 increase from 2002 was due to increasing prices rebounding from 2002 levels where both excess capacity and the telecommunications market depressed prices.

Operating expenses, as a percent of net sales, decreased to 12.3% in 2004 as compared to 14.0% in 2003, a reduction of 1.7 percentage points. Most of this decrease is from a reduction in general and administrative costs, both in total dollars (about $1.1 million) and a 1.4 percentage point decrease as a percent of net sales. This reduction is a result of the restructuring activities begun in 2003 and ongoing cost control measures. Selling expenses were also down as a percentage of net sales, but this was partially offset by increases in freight expense during 2004. PVC operating expenses were 11.9% in 2004 compared to 13.7% in 2003, and PE operating expenses were 18.1% in 2004 compared to 20.1% in 2003. Operating expenses as a percent of net sales increased 0.6 percentage points in 2003 as compared to 2002. PVC operating expenses were 13.7% in 2003 compared to 13.3% in 2002. The PVC increase in 2003 was the result of restructuring charges of $1.3 million, as well as higher freight costs associated with ETI’s Ultra product line. PE Operating expenses were 20.1% in 2003 compared to 16% in 2002. The PE increase in 2003 was due to increased staffing as a result of the separation from PW Eagle.

Non-operating expenses increased to $21.1 million in 2004 from $11.4 million in 2003. Interest expense increased by $8.8 million during 2004 from 2003 due to higher interest rates and higher debt levels. At the time of our refinancing in October 2004, we incurred $5.3 million in interest charges from prepayment penalties, debt discount amortization and write-off of related deferred finance costs (see Note 5 to Consolidated Financial Statements under Item 8 for further detail). Interest expense also includes a $0.2 million non-cash charge for the PVC segment and a $0.8 million non-cash charge for the PE segment in 2004 to adjust to fair value the warrants issued with subordinated debt as discussed in Note 5. The PVC segment recorded a loss of $0.4 million on the sale of two manufacturing facilities in the second quarter of 2004. The PE segment recorded equity in earnings of affiliate of $0.6 million net of tax during 2004, which represents its 23% ownership interest in W. L. Plastics. Non-operating expenses increased to $11.4 million in 2003 from $10.7 million in 2002. This increase resulted from increased interest expense related to higher debt incurred as a result of the ETI acquisition, partially offset by the gain on the sale of our idled manufacturing facility in Phoenix, Arizona.

The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 was calculated based on management’s estimates of the annual effective tax rate for each year. The annual effective tax rate for 2004 reflects our statutory federal and applicable state tax rates of approximately 33%, down from 38% in 2003 and 39.5% in 2002. The decrease in 2004 is primarily due to permanent differences related to stock warrants.

Liquidity and Capital Resources

Cash used in operating activities was $(9.8) million in 2004, compared to cash provided of $1.6 million and $0.1 million in 2003 and 2002, respectively. The key component in changes in cash flow levels is the fluctuation in accounts receivable and inventories.

Investing activities used $(15.1) million in 2004, compared to $(16.8) million in 2003 and provided $0.6 million in 2002. The UAC Acquisition in 2004 used $(13.9) million in cash. Capital expenditures for 2004 were $2.0 million. In 2003, the ETI acquisition used $19.1 million in cash and the sale of Mid States Plastics provided $4.4 million. In 2004, we sold our Hastings and Baker City facilities for $1.9 million, acquired an additional interest in W. L. Plastics for $1.5 million, and received proceeds from the sale of miscellaneous equipment of $0.3 million. In 2002, we sold our Hillsboro manufacturing facility and certain equipment for $1.4 million, which was partially offset by capital expenditures of $0.8 million. Fiscal 2004 and 2003 capital expenditures of $2.0 million and $2.2 million, respectively, reflect a spending program consistent with our recurring replacement needs.

Financing activities provided $25.5 million during 2004. The primary sources of cash were net borrowings under the Senior Credit Facilities of PW Eagle and USPoly. Debt issuance and financing costs of $3.8 million were incurred primarily in connection with the PW Eagle refinancing and UAC Acquisition financing. In 2003, financing activities provided $15.2 million primarily from net borrowings under the Senior and Revolving Credit Facilities for PWPipe, PWPoly and ETI. Financing activities used $1.0 million in 2002. In 2002, we entered into a sale-leaseback transaction, which generated $13.4 million in proceeds. The proceeds were used to reduce the term debt by $8.8 million. The remaining proceeds of approximately $4 million were used to pay down the Revolving Credit Facility.

PW Eagle

On October 25, 2004, PW Eagle completed a refinancing of its debt. In connection with the refinancing, PW Eagle entered into a new $100 million Revolving Credit Facility with Bank of America (formerly Fleet Capital Corporation), the CIT Group/Business Credit, Inc. and Wells Fargo Business Credit, Inc. (the “Agreement”). PW Eagle’s borrowing capacity under the Agreement is limited to the sum of a Current Asset Collateral Component (CACC) based on percentages of accounts receivable and inventories and a Fixed Asset Collateral Component (FACC) of $22 million. The FACC is reduced by $0.8 million quarterly beginning March 31, 2005. Borrowings under the FACC bear interest at LIBOR plus 2.75% and borrowings under the CACC bear interest at LIBOR plus 2.5%. PW Eagle is required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2004, the LIBOR rate was 2.4%.

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

In connection with the refinancing, PW Eagle issued $16 million of Senior Subordinated Notes and $8 million of Junior Subordinated Notes together with detachable warrants to purchase 366,651 shares of PW Eagle common stock (the “Subordinated Notes”). The Subordinated Notes are due on October 25, 2010, and are collateralized by substantially all assets of PW Eagle, subordinated to the security interest granted under the Revolving Credit Facility. The Senior Subordinated Notes bear interest at 19%, of which 13% is payable in cash monthly and 6% is deferred until October 31, 2009. The Junior Subordinated Notes bear interest at 22.5%, of which 13% is payable in cash monthly and 9.5% is deferred until October 31, 2009.

A debt discount of $1.2 million was recorded upon the issuance of the Subordinated Notes based on the collective estimated fair value of the Subordinated Notes and warrants on the date issued. The discount is being amortized as a yield adjustment over the term of the Subordinated Notes using the effective interest method. The warrants contain provisions granting the warrant holder rights to require the Company to repurchase the warrants at the earlier of repayment or maturity of the Subordinated Notes or an event of default under the Subordinated Notes. In accordance with the Emerging Issues Task Force (EITF) 00-19, the warrants have been recorded as a liability in other long-term liabilities on the Company’s consolidated balance sheet. During 2004, the Company’s value for the warrants increased due to an increase in the Company’s stock price. Accordingly, the warrant liability was subsequently increased to fair value, resulting in a $0.2 million non-cash charge to interest expense.

In connection with the refinancing, PW Eagle incurred financing costs of $2.2 million, which have been capitalized and are being amortized over the life of the related debt as a component of interest expense.

Also in connection with the refinancing, PW Eagle repaid all amounts outstanding under the PWPipe and ETI Revolving Credit Facilities, the PWPipe and ETI Senior Term Notes and the PWPipe Senior Subordinated Notes (at the completion of this refinancing, ETI was legally merged into PW Eagle). At the date these obligations were repaid, PW Eagle had unamortized deferred financing costs related to the extinguished debt of $2.0 million and unamortized discount of $2.9 million on the PWPipe Senior Subordinated Notes. The terms of the PWPipe Senior Subordinated Notes also required a prepayment penalty of $0.4 million. A charge of $5.3 million related to these items was recorded in 2004 as a component of interest expense. Amortization of deferred financing costs during 2004, prior to the refinancing, was $1.4 million.

On March 26, 2004, PW Eagle entered into a sale-leaseback transaction on two manufacturing facilities in Sunnyside, Washington and Visalia, California. As a result of the sale-leaseback transaction, a capital lease obligation of $3.6 million, net of the debt discount of $0.1 million, was recorded based on the estimated fair value of the capital lease obligation. No gain or loss was recognized on the transaction. The capital lease obligation requires an annual lease payment of $0.4 million, including interest at a rate of 9.7%. The capital lease has an initial term of twenty years, upon which the lease will automatically renew for ten years. The capital lease will continue to automatically renew every ten years until the financing lease is terminated. The capital lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to $0.4 million, which can be drawn in the event of a default under the lease.

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of our common stock for $0.01 a share at any time through March 26, 2009. The lender exercised these warrants during the second quarter of 2004. A debt discount totaling $0.1 million has been recorded with the issuance of the warrant and is being amortized using the effective interest method as a yield adjustment over the term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

Issuance of Additional USPoly Stock

In January 2004, the Company’s Board of Directors approved USPoly entering into an agreement to issue additional common shares to new investors, thereby resulting in PW Eagle, Inc. no longer owning 100% of USPoly. In connection with the agreement, the new investors contributed approximately $1.7 million in exchange for approximately 25% of the common stock of USPoly, which includes $0.3 million from directors, officers and employees. During the fourth quarter of 2004, USPoly management contributed $0.3 million to purchase USPoly stock. In the first quarter of 2005, USPoly issued $0.3 million in additional stock at a price of $1.10 per share. USPoly sold 3.3 million shares of stock in 2004 at prices determined by the Board of Directors of USPoly, ranging from $0.50 to $1.10 for a total of $1.7 million. At December 31, 2004, PW Eagle owns approximately 75% of USPoly. Upon the completion of this transaction, the Company adjusted its investment in USPoly by $0.9 million to appropriately align the Company’s investment with its underlying 75% interest in USPoly. This adjustment was recorded as an increase to the Company’s Additional-Paid-In-Capital and a corresponding increase to the Company’s Investment in USPoly.

During 2004, USPoly created a stock option plan under which 2,000,000 shares are authorized for issuance. As of December 31, 2004, USPoly had granted to various directors and employees, at fair value, 531,250 shares, of which 161,265 were exercisable and none were exercised. The 531,250 shares represent less than 4% of USPoly’s outstanding stock.

USPoly

On September 27, 2004, USPoly acquired UAC (see Note 2 to Consolidated Financial Statements under Item 8 for further details). To finance this acquisition, USPoly entered into a new Senior Credit Facility. Under the new Senior Credit Facility, USPoly has a $10 million revolving credit and term loans amounting to $6.9 million. The term loans are payable in monthly installments of $0.1 million with interest at prime plus 0.75% to 1.00%. The prime rate was 5.25% at December 31, 2004. The revolving portion of the credit facility carries interest of prime plus 0.5%, and a non-use fee of 0.5%. These new senior loans are due September 30, 2007 and are collateralized by substantially all of USPoly’s assets. In connection with the refinancing, USPoly incurred financing costs of $0.6 million which were capitalized and are being amortized over the life of the debt. USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility connected with the acquisition of UAC for $1.5 million or the current market value, whichever is greater. The capital lease includes a put feature. Under the put feature if the lessor meets certain requirements, USPoly would be obligated to purchase the Tulsa plant for $1.5 million or the current market value, whichever is greater.

On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. (Medallion) for $1.3 million. Interest of 12% on the Subordinated Debt is due monthly and matures on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of USPoly’s then outstanding common stock on a fully diluted basis for $10 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of USPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide Medallion an overall 24.5% internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to USPoly all or a portion of the warrants or the warrant based shares. Under the clause, USPoly would be obligated to purchase such warrant or warrant based shares at USPoly’s fair value. The warrants are therefore recorded as a liability which will be periodically adjusted to fair value. A debt discount totaling $0.4 million, representing the initial value of the warrants, has been recorded in connection with the issuance of the warrants and is being amortized using the effective interest method as a yield adjustment over the term of the debt. During 2004, the Company increased its estimate of the value of USPoly, based on its operating performance and the UAC Acquisition (see Note 2 to Consolidated Financial Statements under Item 8 for further details). Accordingly, the warrant liability was adjusted to fair value, resulting in a $0.8 million non-cash charge to interest expense in 2004. In connection with the UAC Acquisition, USPoly amended the Subordinated Debt Agreement to provide an additional $3.7 million of borrowings, bringing the total amount of the Subordinated Debt facility to $5.0 million. The $3.7 million note bears interest at 12% payable monthly and requires principal payments of $65,315 monthly beginning October 1, 2007, through September 1, 2009, with all remaining principal payable on September 17, 2009.

On April 1, 2004, USPoly entered into lease transactions on manufacturing facilities in Hastings, Nebraska and a distribution center in Baker City, Oregon. These leases are recorded as capital leases, with a total capital lease obligation of $1.9 million. The leases require monthly payments of $20,000, including interest at a rate of 11.25%. These capital leases have a term of twenty years, with purchase options of the greater of $2 million ($1.3 million on the Hastings property and $0.7 million on the Baker City property) or the fair market value at the end of the lease term. As a part of these transactions, USPoly issued standby letters of credit for $0.2 million, which can be drawn in the event of default under the leases.

The Company’s obligations at December 31, 2004 under various long-term debt arrangements, operating leases and other arrangements are summarized in the table below:

Scheduled Contractual Obligations	Total	2005	2006	2007	2008	2009	After 5 Years
Term Notes	$6,622	$1,492	$1,492	$3,638	$—	$—	$—
Senior Subordinated Notes	27,788	—	—	86	370	4,216	23,116
Capital lease obligations	40,392	2,165	2,169	2,173	2,178	2,182	29,525
Operating leases	4,522	1,033	812	770	736	712	459
Other notes	2,125	—	2,125	—	—	—	—
Interest obligations	73,516	6,690	6,676	6,706	6,822	17,317	29,305

	$154,965	$11,380	$13,274	$13,373	$10,106	$24,427	$82,405

Interest obligations excludes interest on revolving credit facilities, due to the unknown future balances outstanding and unknown interest rates. We had commitments for capital expenditures of $0.3 million at December 31, 2004, which we intend to fund from our Revolving Credit Facilities.

At December 31, 2004, the Company had a contingent liability for standby letters of credit totaling $2.8 million that are issued and outstanding. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities. No amounts were drawn on these letters of credit as of December 31, 2004.

As described above, under current financing agreements, PW Eagle and USPoly are required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. At December 31, 2004, PW Eagle was in compliance with all debt covenants. At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased to $15 million.

We had negative working capital of $(17.5) million in 2004 and excess borrowing capacity of $11 million. Working capital decreased $13.9 million to $(17.5) million in 2004 from ($3.6) million in 2003, primarily from the increase in the Revolving Credit Facility and the decrease in long-term debt. The new Revolving Credit Facility includes $22 million that is collateralized by property and equipment. Instead of obtaining a new long-term loan on the property and equipment, this portion of the debt was included in the current revolving credit amount. Had this portion of current debt been converted to long-term loans consistent with the long-term collateral, our working capital would be positive by approximately $4.5 million.

As discussed above, the Company has refinanced the majority of its credit facilities in 2004. Following is information about credit facilities outstanding as of December 31, 2003.

PWPipe

PWPipe had outstanding a Senior Credit Facility consisting of a Revolving Credit Facility and a Senior Term Note. The PWPipe Senior Term Note bore interest at a rate equal to the LIBOR plus 2.75% and required quarterly principal payments of $650,000. The LIBOR rate at December 31, 2003 was 1.25%. Outstanding notes issued pursuant to the Revolving Credit Facility bore interest at a rate equal to LIBOR plus 2.50%. The Company was required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2003, the Company had excess borrowing capacity of $5.2 million, which was based on available collateral, including eligible accounts receivable and inventories. The maximum amount available under the Revolving Credit Facility was $50 million.

Under the agreement, the Company was required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

In 1999, the Company entered into Senior Subordinated Notes totaling $32.5 million ($26.4 million recorded amount net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock at $0.01 per share (the Subordinated Debt Agreement). Interest on the Senior Subordinated Notes of 14% was payable quarterly. Of this interest, 12% was payable in cash and 2% was accrued through the issuance of additional subordinated notes. Principal was due in three equal installments on September 20th of 2005, 2006 and 2007. A debt discount totaling $6.1 million was recorded upon the issuance of the Senior Subordinated Notes based on the collective estimated fair value of the Senior Subordinated Notes and warrants on the date issued. The discount was being amortized as a yield adjustment over the term of the notes using the effective interest method. The unamortized discount related to these notes was $3.1 million at December 31, 2003. For the years ending December 31, 2003, and 2002, $0.8 million, and $0.7 million, respectively, of the discount was recognized as interest expense in the income statement.

The Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a capital lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the capital lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The capital lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The capital lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to one year’s lease payments. The Company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the Company does not terminate the lease, the lease will automatically renew for a term of 10 years. In connection with this transaction, a warrant was issued to purchase 120,000 shares of Company common stock for $0.01 a share at any time through February 28, 2022. A debt discount totaling $0.4 million has been recorded with the issuance of the warrant. The discount is being amortized using the effective interest method as a yield adjustment over the term of the lease. The unamortized discount relating to the financing lease obligation was $0.4 million at December 31, 2004 and 2003, respectively.

ETI

In connection with the acquisition of Uponor ETI Company (see Note 2 to Consolidated Financial Statements included in Item 8), ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business

Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) available, but unutilized, Equipment Notes of up to $1.5 million (the ETI Senior Credit Facility). The ETI Revolving Credit Facility bore an interest rate of LIBOR plus 2.75%. ETI was required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note were due in quarterly payments of $250,000. The Term Note bore an interest rate of LIBOR plus 3.25%.

The ETI Senior Credit Facility was collateralized by substantially all of the assets of ETI. Under the ETI Senior Credit Facility, ETI was required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

USPoly

On October 1, 2003, USPoly entered into a credit and security agreement (the USPoly Senior Credit Facility) with Wells Fargo Business Credit, Inc. (Wells Fargo) consisting of (i) a Revolving Credit Facility of $3.5 million and (ii) a $1.1 million Term Note. The USPoly Revolving Credit Facility was limited to the lesser of $3.5 million or the aggregate amount of 85% of eligible USPoly accounts receivable and the lesser of 60% of eligible USPoly inventories or $1.5 million, less a liquidity reserve. At December 31, 2003, the maximum available revolving line of credit was approximately $1.3 million, net of outstanding borrowings. Borrowings under the USPoly Revolving Credit Facility bore interest rates equal to the prime rate plus 1.5%. Payments on the USPoly Term Note were due in monthly principal payments of $18,333 plus accrued interest beginning in November 2003, with the remaining principal and accrued interest due in September 2006. The USPoly Term Note bore an interest rate of the prime rate plus 2.0%. During periods of default, the interest rate is increased to the prime rate plus 3.0%. The Company was also subject to certain fees and charges, including prepayment charges, as defined by the Agreement. On December 31, 2003, the prime rate was 4.0%.

The USPoly debt was collateralized by all of the assets of USPoly. Under the USPoly Senior Credit Facility, USPoly was required to comply with certain restrictive financial ratios and covenants which included, but were not limited to, minimum earnings before taxes, debt service coverage ratio, Senior Debt to tangible capital base ratio and a cap on aggregate capital expenditures, as defined by the USPoly Senior Credit Facility. The USPoly Senior Credit Facility also included restrictions on additional indebtedness, guarantees, investments, acquisitions, change in control and dividends and distributions to shareholders. The USPoly Senior Credit Facility also contained subjective acceleration and cross-default clauses under which Wells Fargo could have declared an event of default if a material adverse change in USPoly’s business occurred or USPoly defaulted on other indebtedness.

The Company incurred $1.1 million in additional financing costs in 2003 related to its various borrowing arrangements. These financing costs were capitalized and were being amortized over the life of the respective debt using the effective interest method.

The weighted average interest rate on all revolving credit facility borrowings for the years ended December 31, 2004 and 2003 was 4.32% and 3.67%, respectively.

At December 31, 2003, PW Eagle and USPoly were in violation of certain covenants on senior and subordinated debt, as well as on the financing lease obligation. These violations were cured, either by waivers and/or amendments to the then existing debt agreements. On March 30, 2004, ETI amended its loan and security agreement to revise certain financial covenants. As discussed above, the ETI and PWPipe Senior and Subordinated debt was replaced by the Revolving Credit Facility on October 25, 2004.

Restructuring Activities

In response to difficult economic conditions and poor operating results, the Company decided to consolidate the PWPipe and ETI business units under common management control in October 2003. The former ETI headquarters office in Denver, Colorado was closed and all administrative and accounting functions were transferred to the Eugene, Oregon office. In addition, effective January 2004, the corporate office in Minneapolis, Minnesota was closed and all corporate office functions were transferred to the Eugene, Oregon office, which now represents our corporate headquarters, expanding the previous role as our lead operating office. As a result of the consolidation, approximately 30 positions were eliminated. In addition, certain officers and directors resigned their positions and cancelled consulting agreements. In connection with the officer resignations, the Board of Directors modified certain outstanding restricted stock and stock option awards effective January 2, 2004. The modifications allow for continued vesting of the stock awards, which would have been forfeited upon the officers’ resignation under the original terms, resulting in a charge of $0.5 million. During 2004, the Board of Directors approved the payment of management bonuses of $1.0 million for the successful restructuring of the Company. The recipients of the management bonus elected to receive $0.8 million in PW Eagle common stock and $0.2 million in cash.

In connection with these activities, we incurred restructuring charges of $1.6 million in 2004 and $1.3 million in 2003. At December 31, 2004, we had $0.1 million of severance payments remaining from the restructuring, which are to be paid in 2005.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 3, 7 and 7A of this Report on Form 10-K and the President’s letter to shareholders in connection with our 2005 Annual Meeting of Shareholders regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 15, 2005 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our industry and business.

Forward Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE resin and pipe and we recognize that our business is tied to economic cycles. GDP increased by 4.4% in 2004, as compared to the 3.1% increase in 2003. Demand for PVC and PE pipe was relatively strong in 2004 and supply and demand were in reasonable balance.

We believe that inventory levels at resin producers, pipe producers and distributors were at moderate levels at the end of 2004, making it likely that demand and supply of PVC and PE pipe and resin will remain in balance during the first half of 2005, providing moderate economic growth continues.

In addition, the production of PVC may be limited by the availability of chlorine and vinyl chloride monomer (VCM), major raw material components of PVC resin. Chlorine and VCM capacity could be limited due to the closure of several manufacturing plants in the past and announced for 2005—2006. Announced capacity increases are not likely to have a significant impact until 2007. This combination of industry conditions could lead to increased product pricing and increased margins in 2005.

Demand for PVC resin was strong in 2004 and PVC resin producers implemented price increases totaling $0.15 per pound during the year. In light of relatively strong demand for PVC pipe, pipe producers implemented several pipe price increases in response to these resin price increases. PE resin producers implemented price increases of $0.14 to $0.20 cents per pound in 2004.

Pipe producers have implemented and announced pipe price increases in response to resin price increases announced for January and March 2005. We believe these pipe price increases will allow us to maintain our margins.

Over time, we expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2005. The actual growth rate may be less than or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We believe that the operational restructuring we began in the fourth quarter of 2003 and completed in the second quarter of 2004 has positioned the Company for improved results in the future by improving our manufacturing efficiency and reducing our selling, general and administrative costs. Our refinancing completed in 2004 will reduce our interest charges in the future.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of resin, our main raw material.

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2004, PVC resin producers implemented PVC price increases totaling $0.15 per pound. These increases were driven by raw material and energy cost increases, combined with strong demand for PVC resin. In response to strong demand and relatively fixed current production capacity, PVC resin producers implemented a $0.02 per pound price increase for January 2005. In addition, price increases of $.02 per pound in March 2005 and $0.01 per pound in April 2005 have been announced.

Our gross margin decreases when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has announced intentions to re-start a portion of its capacity in 2005. In December, 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and VCM, with completion expected by the end of 2006 for the first phase and by the end of 2007 for the second phase. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.51 per pound. Currently resin prices are at historic highs.

While we expect the demand for PVC and PE pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand, driving prices and margins down. These conditions could result from a general economic slowdown either domestically or elsewhere in the world or capacity increases in either the resin or pipe markets. General economic conditions both in the United States and abroad will continue to have a significant impact on our prices and gross margins.

We are dependent on suppliers of our raw materials. Our production or reputation could be seriously harmed if these suppliers were unable to timely meet our requirements on a cost effective basis.

Our PVC and PE products contain raw materials that are procured from a variety of suppliers. The cost, quality and availability of these raw materials, chief among them PVC and PE resin, are essential to the successful production and sale of our products. There are a limited number of suppliers for some of these raw materials. Alternative sources are not always available or may not be available on terms acceptable to us. For example, there are currently only five suppliers of PVC resin and four suppliers of PE resin in North America who are capable of providing us the material in an amount that would meet our requirements on terms acceptable to us. We believe our relationships with our raw materials suppliers are good and currently have long-term agreements in place with several of our key suppliers. However, if our suppliers were unable or unwilling to meet our demand for raw materials on terms acceptable to us and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products will be seriously harmed.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

At December 31, 2004, PW Eagle was in full compliance with all debt covenants. As reported in Note 5 to Consolidated Financial Statements under Item 8, PW Eagle completed a refinancing in the fourth quarter of 2004 and has new senior and subordinated debt facilities in place. At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the Senior Credit Facility was increased to $15 million.

We expect these new credit facilities to provide sufficient liquidity to operate our business and meet our obligations for the next several years. These conditions could change, however, if general economic conditions or other unforeseen events should cause a significant deterioration in our business results.

In the event of a default under our debt agreements, we would be required to either obtain a waiver from our lenders or amend our lending agreements. There is no assurance that our lenders would waive any future default or agree to any future amendments of our credit facilities and leases. If we failed to obtain a waiver or an amendment, we would be required to obtain new financing from alternative financial sources. There is no assurance that we could obtain new financing, and if we did, there is no assurance that we could obtain terms as favorable as our current credit facilities.

Interest rates affect our ability to finance our indebtedness and may adversely affect the demand for our products when higher rates slow the growth of our economy.

We have $77.6 million of variable interest rate debt at December 31, 2004. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

Other risk factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the resin and pipe industry that puts pressure on the price of resin; and (iii) net operating loss utilization. For financial reporting purposes, the Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards, has been fully utilized, including approximately $4.0 million in the first half of 2000. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

We have not provided any valuation allowance associated with deferred tax assets of approximately $14.4 million at December 31, 2004. The matter and associated risk of a significant change in our reported financial condition are discussed under critical accounting policies below.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting period. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. Actual results could differ from these estimates.

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements include:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts necessary to maintain the allowance at a level estimated to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience, prior years’ write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates resulting in an increase to the allowance for doubtful accounts and bad debt expense.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded a lower of cost or market adjustment in the fourth quarter of 2003, reducing pipe inventory values by $0.7 million. No such adjustment was required at December 31, 2004. A change in this management estimate would impact cost of goods sold and the inventory carrying value.

Long-lived Assets

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

Accounting for Income Taxes

Significant judgment by management is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. As part of the process of preparing our financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the Consolidated Statement of Operations.

Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in future financing costs. The Company’s cyclical nature and corresponding operating results are significantly influenced by the overall US future economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2005, to ensure the conclusions reached in 2004 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in virtual elimination of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

Insurance Liability

We self-insure a significant portion of our employees for health and dental related claims and record a claims liability based on claims history. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the insurance liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

Worker’s Compensation Liability

We maintain an insurance liability, which is deducted from our premium deposits, for incurred and not paid and incurred but not reported employee related injuries. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the worker’s compensation liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 (which are shown in Note 1 to the Consolidated Financial Statements in Item 8) no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We are currently evaluating the impact of SFAS 123R on our financial statements.

Related Party Transactions

Transactions with related parties are described in Note 18 to the Consolidated Financial Statements in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on $77.6 million of outstanding variable interest-rate debt obligations at December 31, 2004. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $0.8 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In March 2003 under covenants of the new Credit Facility for ETI, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $2.5 million, to hedge 50% of the outstanding Term Note for three years with a LIBOR rate of 2.49%. The Senior Term Note was paid in full in connection with the new PW Eagle Senior Credit Facility of October 24, 2004. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility amounting to $11 million. This total notional amount was comprised of the remaining ETI swap contract amounting to $1.7 million, and a new PW Eagle swap contract amount of $9.3 million. The total notional amount decreases in proportion to reductions in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November 2007. At December 31, 2004, these contracts had a notional amount of $10.9 million and a fair value of $(0.1) million. Based on our current assessment of interest rates, we elected to not enter into additional future fixed-rate agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PW Eagle, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the consolidated financial position of PW Eagle, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Minneapolis, Minnesota

March 25, 2005

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except for per share amounts)

Years ended December 31,	2004	2003	2002
Net sales	$474,954	$331,787	$251,275
Cost of goods sold	404,818	295,038	205,796

Gross profit	70,136	36,749	45,479

Operating expenses:
Freight expense	30,950	20,895	15,638
Selling expense	14,778	11,954	8,921
General and administrative expense	11,114	12,182	9,232
Restructuring and related costs	1,608	1,276	—

	58,450	46,307	33,791

Operating income (loss)	11,686	(9,558)	11,688

Other expenses (income):
Interest expense	20,668	11,828	11,001
Other (income) expense, net	408	(470)	(257)

	21,076	11,358	10,744

Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	(9,390)	(20,916)	944
Income tax (benefit) expense	(3,059)	(8,004)	373
Minority interest in loss of USPoly Company	173	—	—
Equity in undistributed earnings of unconsolidated affiliate, net of tax	618	—	—

Income (loss) from continuing operations	$(5,540)	$(12,912)	$571
Income from discontinued operations, net of income tax	—	194	—

Net income (loss)	$(5,540)	$(12,718)	$571

Income (loss) from continuing operations per share:
Basic	$(0.78)	$(1.89)	$0.09
Diluted	$(0.78)	$(1.89)	$0.06
Income from discontinued operations per share:
Basic	$—	$0.03	$—
Diluted	$—	$0.03	$—
Net Income (loss) per share:
Basic	$(0.78)	$(1.86)	$0.09
Diluted	$(0.78)	$(1.86)	$0.06
Weighted average number of common shares outstanding:
Basic	7,096	6,852	6,717
Diluted	7,096	6,852	9,376

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED BALANCE SHEET (in thousands, except for share data)

At December 31,	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$986	$431
Accounts receivable, net	48,660	26,566
Inventories	63,680	45,545
Deferred income taxes	1,833	1,944
Other current assets	1,306	3,896

Total current assets	116,465	78,382

Property and equipment, net	63,370	62,146
Goodwill	3,651	3,651
Deferred tax asset	12,526	9,739
Intangible assets	4,975	3,150
Other assets	9,789	8,110

Total assets	$210,776	$165,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$82,017	$34,631
Current maturities of long-term debt and capital leases	1,692	3,967
Accounts payable	31,514	25,214
Book overdraft	1,877	6,168
Accrued liabilities	16,845	12,012

Total current liabilities	133,945	81,992

Long-term debt, less current maturities	7,255	14,861
Capital lease obligations, less current maturities	19,670	13,016
Senior subordinated debt	27,788	31,950
Other long-term liabilities	9,505	8,124

Total liabilities	198,163	149,943

Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock, par value $0.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	6,956	6,936
Common stock, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding 7,517,009 and 7,258,850 shares, respectively	75	73
Class B common stock, par value $0.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—
Additional paid-in capital	33,271	31,281
Unearned compensation	(544)	(1,104)
Notes receivable from officers on common stock purchases	(78)	(350)
Accumulated other comprehensive income	445	371
Accumulated deficit	(27,512)	(21,972)

Total stockholders’ equity	12,613	15,235

Total liabilities and stockholders’ equity	$210,776	$165,178

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

Years ended December 31, 2004, 2003 and 2002	Stock Warrants	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2001	$5,887	6,887	$69	$29,757	$(434)	$(1,039)	$(156)	$(9,825)	$24,259

Comprehensive income (loss):
Net Income	—		—	—	—	—	—	571	571
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	238	—	238
Unrealized gain on securities from non-qualified deferred compensation plans	—		—	—	—	—	(8)	—	(8)

Other comprehensive income									230

Comprehensive income									801
Stock warrants issued	409		—	—	—	—	—	—	409
Common stock issued:
Options exercised	—	21	—	33	—	—	—	—	33
Company sponsored programs	—	95	1	748	(749)	—	—	—	—
Non-qualified stock options tax benefit	—		—	45	—	—	—	—	45
Payments received on notes receivable	—		—	(95)	—	204	—	—	109
Stock compensation expense	—		—	—	263	—	—	—	263

Balance at December 31, 2002	6,296	7,003	70	30,488	(920)	(835)	74	(9,254)	25,919

Comprehensive loss:
Net loss	—		—	—	—	—	—	(12,718)	(12,718)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	(21)	—	(21)
Unrealized gain on securities from non-qualified deferred compensation plans	—		—	—	—	—	318	—	318

Other comprehensive income									297

Comprehensive loss									(12,421)
Stock warrants issued (Note 9)	640		—	—	—	—	—	—	640
Common stock issued:
Options exercised	—	115	1	236	—	—	—	—	237
Company sponsored programs	—	141	2	536	(538)	—	—	—	—
Non-qualified stock options tax benefit	—		—	21	—	—	—	—	21
Stock compensation expense	—		—	—	354	—	—	—	354
Other	—		—	—	—	485	—	—	485

Balance at December 31, 2003	$6,936	7,259	$73	$31,281	$(1,104)	$(350)	$371	$(21,972)	$15,235

Comprehensive loss:
Net loss	—		—	—	—	—	—	(5,540)	(5,540)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	(37)	—	(37)
Unrealized gain on securities from non-qualified deferred compensation plans	—		—	—	—	—	111	—	111

Other comprehensive income									74

Comprehensive loss									(5,466)
Stock warrants issued (Note 9)	82		—	—	—	—	—	—	82
Exercised	(62)	15	—	62	—	—	—	—	—
Common stock issued:
Options exercised	—	110	1	165	—	—	—	—	166
Company sponsored programs	—	133	1	900	310	—	—	—	1,211
Non-qualified stock options tax benefit	—		—	8	—	—	—	—	8
Payments received on notes	—		—	—	—	95	—	—	95
Stock compensation expense	—		—	—	250	—	—	—	250
Other	—		—	855	—	177	—	—	1,032

Balance at December 31, 2004	$6,956	7,517	$75	$33,271	$(544)	$(78)	$445	$(27,512)	$12,613

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

Years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(5,540)	$(12,718)	$571
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss on disposal of fixed assets	483	(128)	(252)
Equity in earnings of unconsolidated affiliate, pretax	(1,002)	—	—
Depreciation and amortization	11,497	12,167	8,958
Royalty accretion	772	592	—
Warrant fair value adjustment	984	—	—
Amortization of debt issue costs, discounts and premiums	7,248	2,029	1,968
Receivable provisions	2,733	82	523
Inventory writedown to estimated market value	—	685	50
Deferred income taxes	(3,195)	(8,024)	472
Issuance of subordinated debt for interest payment	1,094	875	685
Loan forgiveness	—	485	—
Non-cash minority interest	(173)	—	—
Non-cash compensation	1,669	671	255
Change in assets and liabilities, net of acquisitions
Accounts receivable	(19,005)	991	(6,807)
Income taxes receivable / payable	—	—	4,156
Inventories	(10,849)	4,642	(5,577)
Other current assets	2,879	(781)	(425)
Accounts payable	683	2,293	(6,801)
Accrued liabilities	1,017	(501)	1,054
Other, primarily royalty payments	(1,143)	(1,711)	1,225

Net cash (used in) provided by operating activities	(9,848)	1,649	55

Cash flows from investing activities:
Purchases of property and equipment	(1,986)	(2,233)	(843)
Purchase of Uponor Aldyl Company	(13,907)	—	—
Purchase of Extrusion Technologies, Inc.	—	(19,081)	—
Purchase of additional equity interest in unconsolidated affiliate	(1,550)	—	—
Proceeds from sale of Mid-States Plastics	—	4,400	—
Proceeds from property and equipment disposals	2,210	136	1,378
Payments on notes receivable	95	—	112

Net cash (used in) provided by (used in) investing activities	(15,138)	(16,778)	647

Cash flows from financing activities:
Change in cash overdraft	(4,291)	(4,142)	10,310
Borrowings under revolving credit facility	596,834	373,971	251,584
Payments under revolving credit facility	(549,448)	(354,376)	(261,695)
Proceeds from sale-leaseback transactions	3,555	—	13,352
Payments on capital lease obligation	(222)	(86)	(345)
Proceeds from long-term debt	35,875	6,100	—
Repayment of long-term debt	(55,093)	(5,355)	(13,035)
Payment of debt issuance costs/financing costs	(3,807)	(1,126)	(1,193)
Issuance of common stock upon exercise of stock options	166	237	33
Cash received for USPoly stock	2,002	—	—
Common stock repurchases	(30)	—	—

Net cash provided by (used in) financing activities	25,541	15,223	(989)

Net change in cash and cash equivalents	555	94	(287)
Cash and cash equivalents, beginning of year	431	337	624

Cash and cash equivalents, end of year	$986	$431	$337

The	accompanying notes are an integral part of the consolidated financial statements.

PW	EAGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

PW Eagle, Inc., a Minnesota corporation, (the Company or PW Eagle) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The Company distributes its products throughout the United States, including Hawaii and Alaska, and a minimal amount of shipments to selected foreign countries. The Company’s majority-owned subsidiary, USPoly Company, (USPoly) manufactures and distributes polyethylene (PE) pipe and tubing products and accessories.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All intercompany transactions and amounts have been eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts necessary to maintain the allowance at a level estimated to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience, prior years’ write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates resulting in an increase to the allowance for doubtful accounts and bad debt expense.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. The Company’s principal raw material, used in production is resin, which is subject to significant market price fluctuations.

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

Deferred Financing Costs—Deferred financing costs are amortized over the term of the related indebtedness, unless extinguished or modified, using the effective interest method.

Assets Held for Sale—Assets held for sale are stated at the lower of cost or net realizable value and are classified as other non-current assets in the balance sheet. In conjunction with the development of the West Jordan, Utah, manufacturing facility, the Company was required to purchase and develop land for an entire industrial park. This land is currently held for sale.

Goodwill—Goodwill has been recorded for the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not subject to periodic amortization, and is tested for impairment on an annual basis. If an event or circumstances change that would indicate the carrying amount may be impaired, goodwill will be tested for impairment on an interim basis. Impairment testing for goodwill is performed at the reporting unit level. Currently, the Company has determined it has two reporting units, PVC and PE. An impairment loss would generally be recognized when the carrying amount of the reporting units net assets exceeds the estimated fair value of the reporting unit.

The estimated fair value of the reporting unit is determined using discounted cash flow analysis. The Company completed its annual goodwill impairment test in the third quarter of 2004, with no changes in the carrying value of goodwill.

Intangible Assets—Intangible assets are being amortized against income using the straight-line method over their estimated useful lives, ranging from four to twelve years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company periodically reviews intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Recoverability is assessed by comparing anticipated undiscounted future cash flows from operations to net book value.

Fair Value of Financial Instruments—Management estimates that the carrying value of its short and long-term debt approximates fair value. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. All other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments. The Company recognizes all derivative financial instruments at fair value as either assets or liabilities.

Revenue Recognition—Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for as a reduction of revenue sales discounts, customer rebates and allowances in the period the related revenue is recognized, based on historical experience and the terms and conditions of sales incentive agreements. Customer rebates are accrued in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and recorded as a reduction to sales.

Product Warranty—The Company’s products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a warranty accrual for its estimated future warranty costs using historical information on the frequency and average cost of warranty claims.

Income Taxes—Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings Per Share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive shares relating to stock options, warrants and restricted stock.

Comprehensive Income (Loss)—Components of comprehensive income (loss) for the Company include net income, changes in fair market value of the financial instrument designated as a hedge of interest rate exposure and changes in the fair market value of securities in the non-qualified deferred compensation plan. These amounts are presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

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

Issuance of Subsidiary Stock—Adjustments to our investment in subsidiary related to a change in our ownership interest resulting from the issuance of stock by USPoly are recorded as an increase to additional paid in capital with a corresponding increase to the investment in USPoly.

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had the Company used the fair value-based method of accounting to measure compensation expense for its stock-based compensation plans and charged compensation expense against income over the vesting periods, net income (loss) and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

	2004	2003	2002
Net income (loss) applicable to common stock, as reported	$(5,540)	$(12,718)	$571
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	250	218	263
Less: Stock-based employee compensation expense under fair value-based method, net of tax	(665)	(557)	(604)

Proforma net income (loss) applicable to common stock	$(5,955)	$(13,057)	$230

Basic earnings (loss) per common share
As reported	$(0.78)	$(1.86)	$0.09
Pro forma	(0.84)	(1.91)	0.03
Diluted earnings (loss) per common share
As reported	$(0.78)	$(1.86)	$0.06
Pro forma	(0.84)	(1.91)	0.02

No stock options were granted by the Company in 2004. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

Dividend yield	—
Expected volatility	64%
Expected life of option	84 months
Risk free interest rate	5.15%

The Company has not yet determined the impact of SFAS 123 (R), issued December 16, 2004. The Company will begin using the fair value method for the third quarter in the year ending December 31, 2005.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We are currently evaluating the impact of SFAS 123R on our financial statements.

2. ACQUISITIONS & DIVESTITURES

US Poly Investment in W.L. Plastics Corporation

On October 1, 2003, USPoly, together with an affiliate of William Blair Mezzanine Capital Partners and members of W.L. Plastics’ management team acquired the business of W.L. Plastics, LLC, for approximately $17.6 million. PW Eagle acquired an equity interest in W.L. Plastics Corporation (W.L. Plastics) of approximately 5.4% in exchange for $0.3 million in professional services rendered. PW Eagle contributed its equity interest to USPoly. W.L. Plastics focuses primarily on extruding large diameter PE Pipe with the bulk of its products currently in the 8-inch to 24-inch diameter sizes. At the time of the initial investment USPoly did not control W.L. Plastics, nor did they have the ability to exhibit significant influence over the management of W.L. Plastics. As such, USPoly initially accounted for this investment on the cost method. On January 16, 2004, USPoly invested an additional $1.6 million in W.L. Plastics to increase its ownership percentage to 23%. Following the increase in ownership to 23%, USPoly accounted for the investment on the equity method of accounting, and had recorded $0.6 million, net of tax of $0.4 million, of equity in earnings of unconsolidated affiliate during 2004. Effective December 1, 2004, USPoly determined, in accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock”, that their investment in W.L. Plastics should be accounted for using the cost method of accounting as a result of the acquisition of UAC described further below, relinquishing their Board position and other changes. USPoly’s investment in W.L. Plastics at December 31, 2004 totaled $2.9 million and is included as a component of other assets on the accompanying consolidated balance sheet.

Acquisition of ETI and Sale of Mid-States Plastics

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (the ETI Acquisition), a subsidiary of Uponor Corporation, a Finish company. In connection with the ETI Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

The final purchase price for Uponor ETI Company of $27.3 million was comprised of cash payments of $22 million, a licensing agreement valued at $7.8 million and $0.6 million of transaction fees, net of a final working capital adjustment of $3.1 million. Under a licensing agreement with Uponor Innovation AB, ETI will pay a minimum of $8 million and a maximum of $12 million in royalties based on the sales of the Ultra products over the next eight years. Payments are made quarterly based on actual sales. The licensing agreement was recorded at its net present value of $7.8 million, including an unsecured promissory note of $0.2 million that was issued to Uponor North America. The note bears an interest rate of 7% and requires quarterly payments of $10,000 commencing on March 31, 2003 and ending on December 31, 2010. Under the terms of the promissory note, all payments on this note reduce amounts due under the licensing agreement.

The ETI Acquisition has been accounted for as a purchase business combination. The final purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$21.5
Assets held for sale	4.1
Property, plant and equipment	14.0
Intangible assets	4.0
Other	0.3
Current liabilities	(15.3)
Noncurrent liabilities	(1.3)

$27.3

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks. Assets held for sale relate to the net assets of MSP, including goodwill of $1.1 million.

The acquisition was financed with an equity contribution from PW Eagle to ETI of $7.0 million from PW Eagle’s revolving line of credit, a $5.0 million Term Note under ETI’s new Senior Credit Facility and a $10.0 million draw under ETI’s Revolving Credit Facility. ETI was operated as a stand-alone, wholly owned subsidiary of PW Eagle, responsible for its own debts and obligations without any guaranties or cross defaults, until it was merged into PW Eagle in October 2004.

The following unaudited pro forma condensed consolidated statements of operations have been derived by the application of pro forma adjustments to PW Eagle and Uponor ETI Company’s historical financial statements and are based on the estimates and assumptions set forth below.

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 9% of the net sales of ETI were from sales of its wholly-owned subsidiary, Mid-States Plastics (MSP), and the balance was from PVC pipe products. On September 30, 2003, the Company sold MSP for a purchase price of $4.4 million. The Company incurred $0.3 million of transaction costs in connection with the sale, including $0.1 million of severance. No gain or loss was recorded on the sale. The results of operations of MSP from the date of acquisition through the date of sale (March 14, 2003 through September 30, 2003) are shown as discontinued operations in the Consolidated Statement of Operations.

The unaudited pro forma combined results of operations as if the ETI Acquisition and the sale of MSP occurred on the first day of each year presented are as follows (in thousands except per share amounts):

	Year ended
	December 31,
	2003	2002
Net sales	$352,477	$340,765
Income (loss) from continuing operations	(12,658)	(299)
Income (loss) from continuing operations per share:
Basic	(1.82)	(0.04)
Diluted	(1.82)	(0.04)

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

Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly acquired the business of Uponor Aldyl Company, Inc. (UAC) from Uponor Corporation, a Finnish company (the UAC Acquisition). UAC is a leading extruder of PE piping systems for natural gas with annual sales of $41 million in 2003. The business has facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization, re-named USPoly Company (USPoly) on September 27, 2004, is operated from UAC’s former headquarters in Shawnee, Oklahoma.

The final purchase price for UAC was $18.6 million (including direct transaction costs of $1.0 million), composed of $13.9 million of cash, $2.1 million in the form of a note to Uponor Corporation, and $2.6 million which was subsequently paid to Uponor Corporation on March 11, 2004. In addition, USPoly incurred $0.6 million of deferred financing costs not included in the purchase price allocation below. Concurrent with this transaction, USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility for $1.5 million.

The UAC Acquisition has been accounted for as a purchase business combination. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in millions):

Current assets	$13.4
Property, plant and equipment	9.0
Intangible assets	2.5
Current liabilities	(6.3)

$18.6

Acquired intangible assets consist of technology and patents.

Proforma information has not been included due to the immaterial value of the UAC Acquisition in relation to the consolidated results of operations of PW Eagle.

The acquisition was financed with a draw under USPoly’s new Senior Credit Facility, additional Subordinated debt and seller financing. (See Note 5). USPoly continues to be a separate legal entity from PW Eagle with each entity responsible for its own debts and obligations without any guarantees or cross default provisions.

Sale of Facilities

On April 1, 2004 the Company sold two manufacturing facilities in Baker City, Oregon and Hastings, Nebraska for an aggregate loss of $0.4 million. Net proceeds of $1.9 million were used to pay down the Company’s Revolving Credit Facility. Prior to the sale of these facilities, PW Eagle was leasing these facilities to USPoly. After the sale of these facilities, USPoly entered into a capital lease with an independent third party for these same facilities (See Note 5).

The Company sold its idle Phoenix, Arizona facility on December 31, 2003 for $2.3 million, resulting in a gain of $0.4 million. Proceeds were received January 2, 2004 and were applied to reduce the term loan balance of the Company’s Senior Credit Facility.

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2004	2003
Accounts receivable
Trade receivables	$55,889	$31,419
Sales discounts and allowances	(7,229)	(4,853)

	$48,660	$26,566

Inventories
Raw materials	$13,910	$8,421
Finished goods	49,770	37,124

	$63,680	$45,545

At December 31, 2003, a writedown of $0.7 was recorded to reduce inventories to estimated market value. No such provision was required at December 31, 2004.

Property and equipment
Land	$8,434	$5,268
Buildings and leasehold improvements	19,185	24,381
Machinery and equipment	114,177	100,593
Furniture and fixtures	3,766	3,686
Equipment components	4,869	4,615
Construction-in-progress	321	1,004

	150,752	139,547
Accumulated depreciation/amortization	(87,382)	(77,401)

	$63,370	$62,146

Included in land, buildings and leasehold improvements above are land and buildings currently held under a capital lease with a cost of $23.0 million and accumulated amortization of $4.4 million.

Other assets
Deferred financing costs, net of accumulated amortization of $8,724 and $5,093, respectively	$4,208	$3,934
Assets held for sale	1,447	1,447
Investment in affiliate	2,852	300
Other	1,282	2,429

	$9,789	$8,110

Accrued liabilities
Accrued payroll and benefits	$7,354	$5,914
Accrued interest	412	1,459
Accrued royalty	2,141	1,474
Self insurance accruals	1,229	1,436
Restructuring	70	1,178
Other	5,641	551

	$16,845	$12,012

The components of accumulated other comprehensive income (loss) are as follows:

	2004	2003	2002
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$(58)	$(21)	$—
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	503	392	74

Total accumulated other comprehensive income (loss)	$445	$371	$74

The following provide supplemental disclosures of cash flow activity (in thousands):

	2004	2003	2002
Interest paid	$13,977	$7,237	$9,248
Income taxes (received) paid	21	68	(4,983)
Significant non-cash operating, investing and financing activities:
Deferred financing costs related to the sale-leaseback transaction (included in other current assets and capital lease obligation)	—	—	637
Issuance of warrants	1,724	640	409
Transfer of revolver debt to term debt	—	—	2,849
Cancellation of restricted stock	(397)	(485)	(123)
Receivable related to the sale of the Phoenix facility	—	(2,321)	—
Issuance of restricted stock	—	538	871
USPoly capital lease transaction	1,500	—	—
Issuance of a note to Uponor Corporation	2,125	—	—

4. GOODWILL AND INTANGIBLE ASSETS

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2004, with no change in the carrying value of goodwill recorded. As of December 31, 2004, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

As described in Note 2, the Company acquired intangible assets in the UAC and ETI Acquisitions consisting of customer relationships, manufacturing technology, patents and trademarks. Intangible assets have an initial weighted average life of eight years. The following table sets forth information relating to the amortization of these intangible assets (in thousands):

	2004	2003
Intangible Assets
Customer relationships	$1,331	$1,331
Patents and trademarks	550	526
Manufacturing technologies	4,424	1,964

	6,305	3,821
Accumulated amortization	(1,330)	(671)

	$4,975	$3,150

Annual amortization expense	$659	$671

Estimated annual amortization expense
2005	$955
2006	955
2007	566
2008	381
2009	359
Thereafter	1,759

	$4,975

5. FINANCING ARRANGEMENTS

Current and long-term obligations at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31, 2004	December 31, 2003
Borrowings under revolving credit facilities
PW Eagle	$76,323	$34,306
USPoly	5,694	325

Total borrowings under revolving credit facilities	$82,017	$34,631

Long-term debt, net of discounts
PWPipe Senior Term Note A	$—	$13,875
ETI Senior Term Note	—	3,550
Other installment notes payable	—	231
PW Eagle Subordinated Notes	23,116	31,950
PW Eagle Capital Lease Obligation	16,492	13,125
USPoly Seller Note	2,125	—
USPoly Senior Term Notes	6,622	1,063
USPoly Senior Subordinated Note	4,672	—
USPoly Capital Lease Obligations	3,378	—

Total current and long-term obligations	56,405	63,794
Less current maturities and amounts reclassified based on refinancing	(1,692)	(3,967)

Total long-term obligations	$54,713	$59,827

PW Eagle and USPoly each have separate financing arrangements with each entity responsible for its own obligations without any guarantees or cross-defaults. These arrangements are described separately below.

PW Eagle

On October 25, 2004, PW Eagle completed a refinancing of its debt. In connection with the refinancing, PW Eagle entered into a new $100 million Revolving Credit Facility with Bank of America (formerly Fleet Capital Corporation), the CIT Group/Business Credit, Inc. and Wells Fargo Business Credit, Inc. (the “Agreement”). PW Eagle’s borrowing capacity under the Agreement is limited to the sum of a Current Asset Collateral Component (CACC) based on percentages of accounts receivable and inventories and a Fixed Asset Collateral Component (FACC) of $22 million. The FACC is reduced by $0.8 million quarterly beginning March 31, 2005. Borrowings under the FACC bear interest at LIBOR plus 2.75% and borrowings under the CACC bear interest at LIBOR plus 2.5%. PW Eagle is required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2004, the LIBOR rate was 2.4%.

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

In connection with the refinancing, PW Eagle issued $16 million of Senior Subordinated Notes and $8 million of Junior Subordinated Notes together with detachable warrants to purchase 366,651 shares of PW Eagle common stock (the “Subordinated Notes”). The Subordinated Notes are due on October 25, 2010, and are collateralized by substantially all assets of PW Eagle, subordinated to the security interest granted under the Revolving Credit Facility. The Senior Subordinated Notes bear interest at 19%, of which 13% is payable in cash monthly and 6% is deferred until October 31, 2009. The Junior Subordinated Notes bear interest at 22.5%, of which 13% is payable in cash monthly and 9.5% is deferred until October 31, 2009.

A debt discount of $1.2 million was recorded upon the issuance of the Subordinated Notes based on the collective estimated fair value of the Subordinated Notes and warrants on the date issued. The discount is being amortized as a yield adjustment over the term of the Subordinated Notes using the effective interest method. The warrants contain provisions granting the warrant holder rights to require the Company to repurchase the warrants at the earlier of repayment or maturity of the Subordinated Notes or an event of default under the Subordinated Notes. In accordance with EITF 00-19, the warrants have been recorded as a liability on the Company’s balance sheet for $1.5 million at December 31, 2004. During 2004, the Company’s value for the warrants increased due to an increase in the Company’s stock price. Accordingly, the warrant liability was increased to fair value, resulting in a $0.2 million non-cash charge to interest expense.

In connection with the refinancing, PW Eagle incurred financing costs of $2.2 million, which have been capitalized and are being amortized over the life of the related debt as a component of interest expense.

In connection with the refinancing, PW Eagle repaid all amounts outstanding under the PWPipe and ETI Revolving Credit Facilities, the PWPipe and ETI Senior Term Notes and the PWPipe Senior Subordinated Notes (at the completion of this refinancing, ETI was legally merged into PW Eagle). At the date these obligations were repaid, PW Eagle had unamortized deferred financing costs related to the extinguished debt of $2.0 million and unamortized debt discount of $2.9 million on the PWPipe Senior Subordinated Notes. The terms of the PWPipe Senior Subordinated Notes also required a prepayment penalty of $0.4 million. A charge of $5.3 million related to these items was recorded in the fourth quarter of 2004 as a component of interest expense. Amortization of the deferred financing costs during 2004, prior to refinancing, was $1.4 million.

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

In connection with this transaction, warrants were issued to the lender to purchase 15,000 shares of common stock in PW Eagle, Inc. for $0.01 a share at any time through March 26, 2009. The lender exercised these warrants during the second quarter of 2004. A debt discount totaling $0.1 million has been recorded with the issuance of the warrant and is being amortized using the effective interest method as a yield adjustment over the initial term of the lease. Net proceeds of $3.3 million resulting from the sale-leaseback transaction were used to pay down the PWPipe Revolving Credit Facility and Senior Term Note A.

USPoly

On September 27, 2004, USPoly acquired UAC (see Note 2). To finance this acquisition, USPoly obtained a new Senior Credit Facility. Under the new Senior Credit Facility, USPoly has a $10 million revolving credit facility and term loans amounting to $6.9 million. The term loans are payable in monthly installments of $0.1 million with interest at the prime rate plus 0.75% to 1.00%. The revolving credit facility bears interest at prime plus 0.5%, and a non-use fee of 0.5%. The prime rate was 5.25% at December 31, 2004. These new senior loans are due September 30, 2007 and are collateralized by substantially all of USPoly’s assets. In connection with the refinancing, USPoly incurred financing costs of $0.6 million which were capitalized and are being amortized over the life of the debt. USPoly also entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility connected with the acquisition of UAC for $1.5 million. The capital lease includes a put feature. Under the put feature if the lessor meets certain requirements, USPoly would be obligated to purchase the Tulsa plant for $1.5 million or the current market value, whichever is greater.

On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. (Medallion) for $1.3 million. Interest of 12% on the Subordinated Debt is due monthly and matures on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of USPoly’s then outstanding common stock on a fully diluted basis for $10 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of USPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide Medallion an overall 24.5% internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to USPoly all or a portion of the warrants or the warrant based shares. Under the clause, USPoly would be obligated to purchase such warrant or warrant based shares at USPoly’s fair value. The warrants are therefore recorded as a liability, $1.2 million at December 31, 2004 which will be periodically adjusted to fair value. A debt discount totaling $0.4 million, representing the initial value of the warrants, has been recorded in connection with the issuance of the warrants and is being amortized using the effective interest method as a yield adjustment over the term of the debt. During 2004, the Company increased its estimate of the value of USPoly, based on its operating performance and the UAC Acquisition (see Note 2). Accordingly, the warrant liability was adjusted to fair value, resulting in a $0.8 million non-cash charge to interest expense in 2004.

In connection with the UAC Acquisition, USPoly amended its Subordinated Debt Agreement with Medallion to provide an additional $3.7 million of borrowings, bringing the total amount of the Subordinated Debt facility to $5.0 million. The $3.7 million note bears interest at 12% payable monthly and requires principal payments of

$65,315 monthly beginning October 1, 2007, through September 1, 2009, with all remaining principal payable on September 17, 2009.

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

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2004, under terms of the new loan agreements and capital lease obligations are (in thousands):

	Senior and Subordinated Debt	Capital Lease Obligations	Total
2005	$1,492	$2,165	$3,657
2006	3,617	2,169	5,786
2007	3,724	2,173	5,897
2008	370	2,178	2,548
2009	4,216	2,182	6,398
Thereafter	23,116	29,525	52,641

Total scheduled cash payments	36,535	40,392	76,927
Less amounts representing interest	—	20,522	20,522

Total amounts classified as debt obligations at December 31, 2004	$36,535	$19,870	$56,405

Management estimates that the fair value of borrowing under its debt agreements approximates the carrying value at December 31, 2004, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, PW Eagle and USPoly are required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of PVC pipe and PVC resin. At December 31, 2004, PW Eagle was in compliance with all debt covenants. At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased to $15 million.

As discussed above, the Company has refinanced the majority of its credit facilities in 2004. Following is information about credit facilities outstanding as of December 31, 2003.

PWPipe

PWPipe had outstanding a Senior Credit Facility consisting of a Revolving Credit Facility and a Senior Term Note. The PWPipe Senior Term Note bore interest at a rate equal to the LIBOR plus 2.75% and required quarterly principal payments of $650,000. The LIBOR rate at December 31, 2003 was 1.25%. Outstanding notes issued pursuant to the Revolving Credit Facility bore interest at a rate equal to LIBOR plus 2.50%. The Company was required to pay a fee equal to 0.5% of the unused portion of the Revolving Credit Facility. At December 31, 2003, the Company had excess borrowing capacity of $5.2 million, which was based on available collateral, including eligible accounts receivable and inventories. The maximum amount available under the Revolving Credit Facility was $50 million.

Under the agreement, the Company was required to comply with certain restrictive financial ratios and covenants relating to minimum net worth, minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

In 1999, the Company entered into Senior Subordinated Notes totaling $32.5 million ($26.4 million recorded amount net of debt discount described below) with detachable warrants to purchase an aggregate of 1,940,542 shares of Company common stock at $0.01 per share (the Subordinated Debt Agreement). Interest on the Senior Subordinated Notes of 14% was payable quarterly. Of this interest, 12% was payable in cash and 2% was accrued through the issuance of additional subordinated notes. Principal was due in three equal installments on September 20th of 2005, 2006 and 2007. A debt discount totaling $6.1 million was recorded upon the issuance of the Senior Subordinated Notes based on the collective estimated fair value of the Senior Subordinated Notes and warrants on the date issued. The discount was being amortized as a yield adjustment over the term of the notes using the effective interest method. The unamortized discount related to these notes was $3.1 million at December 31, 2003. For the years ending December 31, 2003, and 2002, $0.8 million, and $0.7 million, respectively, of the discount was recognized as interest expense in the income statement.

The Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a capital lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the capital lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The capital lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The capital lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to one year’s lease payments. The Company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the Company does not terminate the lease, the lease will automatically renew for a term of 10 years. In connection with this transaction, a warrant was issued to purchase 120,000 shares of Company common stock for $0.01 a share at any time through February 28, 2022. A debt discount totaling $0.4 million has been recorded with the issuance of the warrant. The discount is being amortized using the effective interest method as a yield adjustment over the term of the lease. The unamortized discount relating to the financing lease obligation was $0.4 million at December 31, 2004 and 2003, respectively.

ETI

In connection with the acquisition of Uponor ETI Company (see Note 2), ETI entered into a Senior Credit Facility with Fleet Capital Corp. and CIT Group/Business Credit, Inc. consisting of (i) a Revolving Credit Facility of $25 million less the outstanding balance on the ETI Term Note and the ETI Equipment Notes, (ii) a $5 million Term Note and (iii) available, but unutilized, Equipment Notes of up to $1.5 million (the ETI Senior Credit Facility). The ETI Revolving Credit Facility bore an interest rate of LIBOR plus 2.75%. ETI was required to pay a fee of 0.5% on the unused portion of the Revolving Credit Facility. Principal payments on the ETI Term Note were due in quarterly payments of $250,000. The Term Note bore an interest rate of LIBOR plus 3.25%.

The ETI Senior Credit Facility was collateralized by substantially all of the assets of ETI. Under the ETI Senior Credit Facility, ETI was required to comply with certain restrictive financial ratios and covenants relating to minimum fixed charge coverage, minimum interest coverage, funded debt to EBITDA and maximum capital expenditures, as well as other customary covenants, representations, warranties and funding conditions.

USPoly

On October 1, 2003, USPoly entered into a credit and security agreement (the USPoly Senior Credit Facility) with Wells Fargo Business Credit, Inc. (Wells Fargo) consisting of (i) a Revolving Credit Facility of $3.5 million and (ii) a $1.1 million Term Note. The USPoly Revolving Credit Facility was limited to the lesser of $3.5 million or the aggregate amount of 85% of eligible USPoly accounts receivable and the lesser of 60% of eligible USPoly inventories or $1.5 million, less a liquidity reserve. At December 31, 2003, the maximum available revolving line of credit was approximately $1.3 million, net of outstanding borrowings. Borrowings under the USPoly Revolving Credit Facility bore interest rates equal to the prime rate plus 1.5%. Payments on the USPoly Term Note were due in monthly principal payments of $18,333 plus accrued interest beginning in November 2003, with the remaining principal and accrued interest due in September 2006. The USPoly Term Note bore an interest rate of the prime rate plus 2.0%. During periods of default, the interest rate is increased to the prime rate plus 3.0%. The Company was also subject to certain fees and charges, including prepayment charges, as defined by the Agreement. On December 31, 2003, the prime rate was 4.0%.

The USPoly debt was collateralized by all of the assets of USPoly. Under the USPoly Senior Credit Facility, USPoly was required to comply with certain restrictive financial ratios and covenants which included, but were not limited to, minimum earnings before taxes, debt service coverage ratio, Senior Debt to tangible capital base ratio and a cap on aggregate capital expenditures, as defined by the USPoly Senior Credit Facility. The USPoly Senior Credit Facility also included restrictions on additional indebtedness, guarantees, investments, acquisitions, change in control and dividends and distributions to shareholders. The USPoly Senior Credit Facility also contained subjective acceleration and cross-default clauses under which Wells Fargo could have declared an event of default if a material adverse change in USPoly’s business occurred or USPoly defaulted on other indebtedness.

The Company incurred $1.1 million in additional financing costs in 2003 related to its various borrowing arrangements. These financing costs were capitalized and were being amortized over the life of the respective debt using the effective interest method.

The weighted average interest rate on all revolving credit facility borrowings for the years ended December 31, 2004 and 2003 was 4.32% and 3.67%, respectively.

At December 31, 2003, PW Eagle and USPoly were in violation of certain covenants on senior and subordinated debt, as well as on the financing lease obligation. These violations were cured, either by waivers and/or amendments to the then existing debt agreements. On March 30, 2004, ETI amended its loan and security agreement to revise certain financial covenants. As discussed above, the ETI and PWPipe Senior and Subordinated debt was replaced by the Revolving Credit Facility on October 25, 2004.

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

(In thousands)
	2004	2003
Accrual for product warranties – beginning of year	$450	$200
Warranty liabilities assumed from acquisition of ETI	—	252
Accruals for warranties issued during the year	328	206
Settlements made during the year	(453)	(208)

Accrual for product warranties – end of year	$325	$450

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $2.8 million. No amounts were drawn on these letters of credit as of December 31, 2004.

7. DERIVATIVE INSTRUMENTS

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.

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

Effective April 1, 2003, the Company entered into a fixed rate swap agreement for 50% of its ETI Senior Term Note. This Senior Term Note was paid in connection with the new PW Eagle Senior Credit Facility of October 25, 2004. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility amounting to $11 million. This total notional amount was comprised of the remaining ETI swap contract amounting to $1.7 million, and a new PW Eagle swap contract amount of $9.3 million. The total notional amount decreases in proportion to reductions in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. At December 31, 2004, these contracts had a notional amount of $10.9 million and a fair value of $(0.1) million.

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

Operating Leases

The Company has non-cancelable operating leases for certain operating facilities that expire in 2010.

Future minimum lease payments at December 31, 2004, are (in thousands):

2005	$1,033
2006	812
2007	770
2008	736
2009	712
Thereafter	459

$4,522

Rent expense under all operating leases was $1.3 million, $1.4 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9. COMMON STOCK PURCHASE WARRANTS

In connection with various financing arrangements, the Company has issued warrants to purchase common stock and Class B common stock as described below.

The new holders of the Senior Subordinated Note received warrants to purchase a total of 366,651 shares of the Company’s common stock at $0.01 per share that expire October 25, 2010. These warrants contain a put feature that requires the Company to repurchase the shares at the fair market value of the stock on the date the warrants are put to the Company. These warrants are included in other long-term liabilities due to their put feature and a discount on the subordinated debt. The initial valuation of the warrants was for $1.2 million. This valuation was increased by $0.3 million to $1.5 million with an offsetting entry to interest expense due to the increase in value of the Company’s stock from October 25, 2004 to December 31, 2004.

The Company issued additional warrants to purchase 20,818 shares of the Company’s stock in connection with certain lease agreements. These warrants were valued at $0.1 million and were recorded as an increase to stockholder’s equity and a discount on the capital lease obligation.

The former holders of the Senior Subordinated Notes hold warrants to purchase a total of 1,940,542 shares of the Company’s common stock or Class B common stock at $0.01 per share which expire September 20, 2009. The number of shares issuable upon exercise and the warrant exercise price are adjustable in the event the Company pays a dividend in common stock, subdivides or combines its common stock, or sells capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completes a capital reorganization or reclassification of its capital stock. The Company has granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that give the warrant holders the right to join any affiliate in the sale of any of their shares.

In connection with the sale-leaseback transaction completed in the first quarter of 2002, the Company issued a warrant to purchase 120,000 shares of common stock at $0.01 per share at any time through February 28, 2022. The warrant was valued at $409,000 and was reflected as an increase to stockholder’s equity and a discount on the capital lease obligation.

In connection with the amendment of its subordinated debt agreement in the first quarter of 2003 to acknowledge and reflect the purchase of Uponor ETI Company, the Company issued a warrant to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants became exercisable on October 1, 2004, and expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt.

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

Although the Company is highly cyclical in terms of its industry and operating profits, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in on-going financing costs. The Company’s cyclicalness and corresponding operating results are significantly influenced by the overall US economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2005 to ensure the conclusions reached in 2004 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in the virtual elimination of our stockholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

At December 31, 2004, the Company had a net deferred tax asset of approximately $14.4 million (approximately $11.7 million at December 31, 2003). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

Deferred taxes as of December 31, 2004 and 2003, are summarized as follows (in thousands):

	2004	2003
Current deferred taxes:
Inventory valuation allowance	$100	$177
Warranty reserves	135	181
Allowance for doubtful accounts	222	200
Accrued liabilities	976	1,004
Inventory cost capitalization	396	382
Other	4	—

	$1,833	$1,944

Long-term deferred taxes:
Excess tax over book depreciation	$(2,963)	$(3,090)
Subordinated debt original issue discount	—	(325)
Accrued liabilities	—	294
Non-compete agreement	105	124
Federal and state net operating loss carryforwards	13,463	10,551
State tax credit carryforwards	273	261
AMT credit carryforwards	116	116
Restricted stock options	227	203
Royalty agreement	2,519	2,875
Intangibles	(1,168)	(1,270)
Investment earnings in non-qualified plan	367	—
Equity in undistributed earnings of unconsolidated affiliate	(384)	—
Other	(29)	—

	$12,526	$9,739

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2004	2003	2002
Income (loss) before income taxes and equity in earnings of unconsolidated affiliate	$(9,390)	$(20,916)	$944

Current	136	20	(99)
Deferred	(3,195)	(8,024)	472

Income tax expense (benefit) from operations	(3,059)	(8,004)	373
Income tax expense for equity in earnings of unconsolidated affiliate	384	—	—

Total income tax expense (benefit)	$(2,675)	$(8,004)	$373

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2004	2003	2002
Expected federal expense (benefit)	$(2,852)	$(7,314)	$330
State taxes, net of federal benefit and credits	(361)	(690)	31
Permanent difference for interest charges related to stock warrants	584	—	—
Other	(46)	—	12

Income tax expense (benefit)	$(2,675)	$(8,004)	$373

Amounts set forth as “Other” in the above table include adjustments deemed necessary in management’s judgment associated with income tax contingencies and other matters.

As of December 31, 2004, the Company has approximately $34.1 million and $25.7 million of net operating loss carryforwards for federal and state tax purposes, respectively. The net operating losses for federal tax purposes will expire at various dates through 2024. The net operating losses for state tax purposes will expire at various dates beginning in 2006 through 2024. The use of these carryforwards is dependent on the Company attaining profitable operations, and also could be limited in any one year under Internal Revenue Code Section 382 if there are significant ownership changes as a result of equity financings by the Company.

11. EARNINGS PER COMMON SHARE

The following tables reflect the calculation of basic and diluted earnings per share:

(in thousands, except for per share amounts)	2004	2003	2002
Income (loss) from continuing operations	$(5,540)	$(12,912)	$571
Income from discontinued operations	—	194	—

Net income (loss)	$(5,540)	$(12,718)	$571

Weighted average shares – basic	7,096	6,852	6,717
Effect of stock warrants	—	—	2,037
Effect of other dilutive securities	—	—	622

Weighted average shares – diluted	7,096	6,852	9,376

Income (loss) from continuing operations per share – basic	$(0.78)	$(1.89)	$0.09
Income from discontinued operations per share—basic	—	0.03	—
Net income (loss) per share – basic	$(0.78)	$(1.86)	$0.09

Income (loss) from continuing operations per share – diluted	$(0.78)	$(1.89)	$0.06
Income from discontinued operations per share – diluted	—	0.03	—
Net income (loss) per share – diluted	$(0.78)	$(1.86)	$0.06

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	2004	2003	2002
Stock options	807	1,107	205
Stock warrants	2,783	2,411	—
Unvested restricted stock	209	369	—

12. EMPLOYEE BENEFIT PLANS

Benefit Plan

PW Eagle’s and USPoly’s 401(k) plan covers all eligible employees. Eligible employees may elect to defer up to 25% of their eligible compensation. The plan provides for Company-paid matching contributions of 50% of participant contributions up to 6% of compensation. The match was temporarily suspended January 1, 2004 and reinstated July 1, 2004.

PW Eagle’s board of directors determines each year if an additional contribution will be made based on PW Eagle’s performance. No additional contribution was approved for 2004 and 2003. Total amounts charged to operations were $0.3 million, $0.7 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

USPoly participated in PW Eagle’s retirement savings plan from August 22, 2003 to December 14, 2003. USPoly matching contributions to the Plan were $8,000 for that period.

On December 15, 2003, a separate plan with terms similar to PW Eagle’s plan, USPoly Employees’ Savings Plan, was created for employees of USPoly and Company matching contributions to the plan were $43,000 and $1,000 for the year ended December 31, 2004 and the period from December 15, 2003 to December 31, 2003, respectively. No discretionary profit sharing contributions were made to either plan in 2003 or 2004.

All active hourly union employees in the Company’s Buckhannon, West Virginia plant are covered by a defined contribution plan. The Company’s sole responsibility is to make contributions, in accordance with the union contract, of $80 and $75 per month per employee in 2004 and 2003, respectively. The Company does not have access to plan information. Contributions by the Company in 2004 and 2003 totaled $66,000 and $41,000, respectively.

Restricted Stock Grants

In 2003 and 2002, the Company awarded restricted stock grants of 140,900 and 142,625 shares, respectively, to certain officers, directors and employees. The Company did not award any restricted stock grants in 2004. Restricted stock is issued at the low trading price on the date of grant ranging from $3.77 to $4.20 for 2003, and $6.11 for 2002. These shares carry dividend and voting rights. Sales or transfers of these shares are restricted prior to the date of vesting. With the exception of 20,000 shares issued in 2003, the shares will vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The remaining 20,000 shares of restricted stock issued in 2003 vested 100% on January 1, 2005. Restricted stock is subject to forfeiture in the event of termination of employment prior to the vesting date for reasons other than death or disability. During 2004, 2003 and 2002, 63,800, 42,200 and 27,800 shares of restricted stock vested, respectively. A total of 79,300 shares and 27,375 shares of restricted stock were cancelled in 2004 and 2002, respectively, due to the departure of certain officers and employees. During 2002, 27,800 shares of restricted stock vested and 27,375 shares were cancelled due to the departure of an officer and the retirement of a director. As of December 31, 2004, 330,600 shares of unvested restricted stock were outstanding.

Unearned compensation was charged for the fair value of the restricted shares at the time of award. The unearned compensation is shown as a reduction of stockholders’ equity in the balance sheet and is being amortized ratably as compensation expense over the related vesting period. Total amounts charged to operations were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION PLANS

The Company’s 1991 and 1997 stock option plans and its nonqualified stock option plan (the Plans) provide for the granting of 4.4 million of incentive or non-qualified stock options to key employees and directors. Generally, options outstanding under the Company’s Plans: (i) are granted at prices equal to the closing market price of the stock on the date of grant, (ii) vest ratably over a five year vesting period, and (iii) expire not greater than ten years from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002, and changes during the year ended on those dates is presented below (shares in thousands):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,107	$4.30	1,052	$3.30	1,125	$4.03
Granted	—	—	174	4.71	12	6.60
Exercised	(161)	2.13	(115)	2.06	(21)	1.52
Canceled	(139)	4.84	(4)	3.09	(64)	6.10

Outstanding at end of year	807	4.64	1,107	4.30	1,052	3.30

Options exercisable at year end	610	4.25	741	3.58	735	2.98

Options available for future grant	303		170		340

Weighted average exercise price of options granted during the year		N/A		3.19		4.43

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 to 2.13	227	3.65	$1.53	227	$1.53
2.75	2	2.00	2.75	1	2.75
3.09 to 4.63	274	5.99	3.55	215	3.44
6.60 to 7.50	196	7.28	6.26	80	5.53
$ 10.88 to 16.00	108	5.19	11.05	87	11.05

	807	5.53	$4.64	610	$4.25

13. STOCKHOLDERS’ EQUITY

In prior years, the Company established a program that provided loans to board members and various officers to purchase shares of the Company. This program was terminated in 2002. At December 31, 2004, one such loan, in the amount of $78,000, remains outstanding, with a maturity date of February 28, 2006. The loan bears interest at the rate of the company’s revolving credit facility in place during the term of the note. Interest is payable on the last day of each calendar year that the notes remain outstanding.

In connection with the restructuring activities described in Note 14, the Company forgave certain director and officer stock loans totaling $387,000 as part of severance packages for employment terminations and consideration for the termination of two director consulting agreements. This cost is included in the 2003 restructuring charge.

14. RESTRUCTURING ACTIVITIES

In response to difficult economic conditions and poor operating results, the Company decided to consolidate the PWPipe and ETI business units under common management control in October 2003. The former ETI headquarters office in Denver, Colorado was closed and all administrative and accounting functions were transferred to the Eugene, Oregon office. In addition, effective January 2004, the corporate office in Minneapolis, Minnesota was closed and all corporate office functions were transferred to the Eugene, Oregon office, which now represents our corporate headquarters, expanding the previous role as our lead operating office. As a result of the consolidation, approximately 30 positions were eliminated. In addition, certain officers and directors resigned their positions and cancelled consulting agreements. In connection with the officer resignations, the Board of Directors modified certain outstanding restricted stock and stock option awards effective January 2, 2004. The modifications allow for continued vesting of the stock awards, which would have been forfeited upon the officers’ resignation under the original terms, resulting in a charge of $0.5 million. During 2004, the Board of Directors approved the payment of management bonuses of $1.0 million for the successful restructuring of the Company. The recipients of the management bonus elected to receive $0.8 million in PW Eagle common stock and $0.2 million in cash.

In connection with these activities, the Company incurred restructuring charges of $1.6 million in 2004 and $1.3 million in 2003. At December 31, 2004, the Company has $0.1 million of severance payments remaining from the restructuring, which are to be paid in 2005.

Following is a summary of the restructuring reserve activity (in thousands):

	Severance	Other	Total
Restructuring accrual at December 31, 2001	$358	$—	$358
Additions to reserve	—	—	—
Charges against reserve	(295)	—	(295)

Restructuring accrual at December 31, 2002	63	—	63
Additions to reserve	1,253	23	1,276
Charges against reserve	(138)	(23)	(161)

Restructuring accrual at December 31, 2003	1,178	—	1,178
Additions to reserve	106	41	147
Charges against reserve	(1,214)	(41)	(1,255)

Restructuring accrual at December 31, 2004	$70	$—	$70

15. SEGMENT INFORMATION

The Company manufactures and distributes PVC and PE pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The PE segment operates under the name USPoly. We distribute our products throughout the United States, including Hawaii and Alaska, with a minimal amount of shipments to selected foreign countries. While there are similarities in technology and manufacturing processes utilized between the segments, differences exist in products and customer base, with the PVC segment focused on the water, irrigation and electrical products and customers, and the PE segment focused primarily on the natural gas distribution products and customers.

As a result of the acquisition, described in Note 2, the Company determined that segment reporting was appropriate for the PE portion of the business, and accordingly, segment information is shown for both the current and prior periods for the PVC and PE segments. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA, which is defined as earnings before interest, taxes, depreciation, amortization, minority interest and equity in earnings of unconsolidated affiliate. EBITDA is not a financial measure that is in accordance with accounting principles generally accepted in the United States of America (GAAP) and has been presented because we use, and we believe our investors and lenders use, EBITDA to analyze our operating performance and our ability to incur and service indebtedness. EBITDA should not be considered in isolation or as a substitute for data prepared in accordance with GAAP. The following table reconciles EBITDA to the most directly comparable GAAP measure of profitability, which we believe to be income (loss) from continuing operations before income taxes.

A summary of the Company’s business activities reported by its two business segments follows (in thousands):

	2004	2003	2002
Business Segments
Net sales:
PVC	$445,880	$319,092	$239,884
PE	29,074	12,695	11,391

Consolidated net sales	$474,954	$331,787	$251,275

Substantially all revenues for both the PVC and PE segments are attributable to the United States.

EBITDA:
PVC: EBITDA	$21,521	$2,175	$20,653
Interest expense	18,950	11,438	10,538
Depreciation and amortization	10,381	11,629	8,430

Income (loss) from continuing operations before income taxes	(7,810)	(20,892)	1,685

PE: EBITDA	1,252	904	250
Interest expense	1,717	390	463
Depreciation and amortization	1,115	538	528

Income (loss) from continuing operations before income taxes	(1,580)	(24)	(741)

Consolidated income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$(9,390)	$(20,916)	$944

PE also had equity in earnings of affiliate of $0.6 million net of tax for the year ended December 31, 2004. PE interest expense includes non-cash expense of $0.8 million and PVC interest expense includes non-cash expense of $0.2 million for the warrant fair-value adjustment at December 31, 2004 as disclosed in Note 5 and non-cash interest of $4.9 million for the write off of unamortized deferred financing costs and related debt discount.

Expenditures for property and equipment:
PVC	$1,488	$2,144	$784
PE	498	89	59

Consolidated total	$1,986	$2,233	$843

Assets:
Identifiable assets:
PVC	$159,675	$145,983	$120,760
PE	36,742	7,512	8,201
Corporate assets, primarily deferred tax assets	14,359	11,683	4,441

Consolidated total assets	$210,776	$165,178	$133,402

PE assets include investment in affiliate of $2,852 and $300 for the years ended December 31, 2004 and 2003.

16. SIGNIFICANT VENDOR CONCENTRATION

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2004, 2003 and 2002, purchases of primary raw materials from three vendors totaled 87%, 85%, and 79%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

	March	June	September	December	Year Ended
Quarter ended:

2004
Net sales	$106,091	$118,678	$117,941	$132,244	$474,954
Gross profit	10,026	23,946	17,605	18,559	70,136
Operating income (loss)	(2,984)	8,530	3,849	2,291	11,686
Income (loss) from continuing operations before taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	(6,499)	4,655	(833)	(6,713)	(9,390)
Income (loss) from continuing operations	(3,875)	2,945	(240)	(4,370)	(5,540)

Net income (loss)	(3,875)	2,945	(240)	(4,370)	(5,540)

Earnings (loss) from continuing operations
Basic	(0.56)	0.43	(0.03)	(0.60)	(0.78)
Diluted	(0.56)	0.31	(0.03)	(0.60)	(0.78)
Earnings (loss) per share
Basic	(0.56)	0.43	(0.03)	(0.60)	(0.78)
Diluted	(0.56)	0.31	(0.03)	(0.60)	(0.78)

2003
Net sales	$70,038	$83,312	$96,241	$82,196	$331,787
Gross profit	10,934	12,073	7,070	6,672	36,749
Operating income (loss)	1,635	1,320	(5,797)	(6,716)	(9,558)
Income (loss) from continuing operations before taxes	(953)	(1,680)	(8,834)	(9,449)	(20,916)
Income (loss) from continuing operations	(588)	(1,037)	(5,450)	(5,837)	(12,912)
Income (loss) from discontinued operations (net of tax)	32	185	(23)	—	194
Net (loss)	(556)	(852)	(5,473)	(5,837)	(12,718)
Earnings (loss) from continuing operations
Basic	(0.09)	(0.15)	(0.80)	(0.85)	(1.89)
Diluted	(0.09)	(0.15)	(0.80)	(0.85)	(1.89)
Earnings (loss) from discontinued operations
Basic	—	0.03	—	—	0.03
Diluted	—	0.03	—	—	0.03
Earnings (loss) per share
Basic	(0.09)	(0.12)	(0.80)	(0.85)	(1.86)
Diluted	(0.09)	(0.12)	(0.80)	(0.85)	(1.86)

The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

18. RELATED PARTY TRANSACTIONS

Certain members of the Company’s Board of Directors are members of Spell Capital Partners, LLC. (SCP). In 2003 and 2002, two members of SCP served as officers and employees of the Company. Under an arrangement with SCP, PW Eagle paid SCP a monthly fee of $17,750 and $17,250 in 2003 and 2002, respectively, for office space and administrative support for these employees. In connection with the restructuring activities (See Note 14), the officers resigned and this arrangement was replaced with an agreement under which PW Eagle pays SCP a monthly management fee of $52,000. USPoly paid SCP management fees of $63,000 for the period January 1, 2004 through September 30, 2004, and in October 2004 began paying a quarterly management fee of $37,500 for supervisory and monitoring services as well as advice and assistance with acquisitions, divestitures and financing activities. Costs incurred under these arrangements of $0.7 million, $0.2 million and $0.2 million in 2004, 2003 and 2002, respectively, are included in General and Administrative expenses in the statement of operations.

During 2004 and 2003 PW Eagle paid certain operating expenses for USPoly. Transactions with USPoly included the rental of certain operating facilities and expenses related to certain services provided to and delivered by PW Eagle. At December 31, 2004 and December 31, 2003 the inter-company balance was approximately $0.1 million and $1.4 million, respectively. All inter-company transactions are eliminated in the consolidated financial statements.

In connection with the UAC Acquisition, USPoly paid SCP a fee of $0.5 million which is included in transaction costs.

19. ISSUANCE OF ADDITIONAL USPOLY STOCK

In January 2004, the Company’s Board of Directors approved USPoly entering into an agreement to issue additional common shares to new investors, thereby resulting in PW Eagle, Inc. no longer owning 100% of USPoly. In connection with the agreement, the new investors contributed approximately $1.7 million in exchange for approximately 25% of the common stock of USPoly, which includes $0.3 million from directors, officers and employees. During the fourth quarter of 2004, USPoly management contributed $0.3 million to purchase USPoly stock. In the first quarter of 2005, USPoly issued $0.3 million in additional stock at a price of $1.10 per share. USPoly sold 3.3 million shares of stock in 2004 at prices determined by the Board of Directors of USPoly, ranging from $0.50 to $1.10 for a total of $1.7 million. At December 31, 2004, PW Eagle owns approximately 75% of USPoly. Upon the completion of this transaction, the Company adjusted its investment in USPoly by $0.9 million to appropriately align the Company’s investment with its underlying 75% interest in USPoly. This adjustment was recorded as an increase to the Company’s Additional-Paid-In-Capital and a corresponding increase to the Company’s Investment in USPoly account.

During 2004, USPoly created a stock option plan under which 2,000,000 shares are authorized for issuance. As of December 31, 2004, USPoly had granted to various directors and employees, at fair value, 531,250 shares, of which 161,265 were exercisable and none were exercised. The 531,250 shares represent less than 4% of USPoly’s outstanding stock.

20. SUBSEQUENT EVENTS

Warrant Exercise

At December 31, 2004, the Company had warrants outstanding to purchase 1,940,542 shares of Common stock or Class B common stock at $0.01 per share (See Note 9). On January 28, 2005, certain warrant holders elected to make a cashless exchange of their warrants to purchase 597,090 shares of Class B common stock for 595,508 shares of Class B common stock. The Class B common stock issued to the warrant holders is convertible, at their option, into shares of the Company’s Common stock at a 1:1 ratio.

On March 11, 2005, the Company reached an agreement with the holder of a warrant to purchase 1,343,452 shares of Common stock to exchange the warrant for 1,339,517 shares of Common stock. The exchange is conditioned on the effectiveness of a Registration Statement on Form S-3.

Land Sale

On March 3, 2005, the Company sold a parcel of land adjacent to the Perris, California manufacturing facility for $0.9 million.

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

ITEM 9B. OTHER INFORMATION

The registrant has disclosed all information required to be disclosed in a report on Form 8 K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to our directors is incorporated by reference to the sections labeled “Election of Directors” and “Code of Ethics”. The information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance”, which appear in our definitive proxy statement for our 2005 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Jerry A. Dukes	57	Chief Executive Officer and President
Scott Long	42	Executive Vice President and Chief Financial Officer
N. Michael Stickel	62	Executive Vice President—Sales and Marketing
John R. Cobb	54	Executive Vice President—Operations
Keith H. Steinbruck	55	Vice President—Technical Director
Neil R. Chinn	54	Vice President—Human Resources

Jerry A. Dukes was elected CEO and President of PW Eagle in March 2005 and President of PW Eagle in October 2003. Previously Mr. Dukes had been President of Uponor ETI since 2001, and served as its vice president of manufacturing from 1992 through 2001. Mr. Dukes joined ETI in 1988 as Director of Manufacturing. Prior to ETI, Mr. Dukes was employed by Johns Manville Corp. in various manufacturing and general management positions in plastic pipe and other construction product businesses. He has a B.S. degree from Texas Tech University in Industrial Engineering and is registered as a Professional Engineer in the State of Texas.

Scott Long was elected Executive Vice President and Chief Financial Officer of PW Eagle in March of 2005 and CFO of PW Eagle in October 2003. Previously Mr. Long was Chairman of Uponor ETI since 2001. He served as president of Uponor ETI since 1998. Mr. Long joined ETI in 1991 as Corporate Controller. From 1994-1998, he held various financial, business development and general management positions within the Uponor organization in the United States and Europe. Prior to joining ETI, Mr. Long was a CPA in public practice. Mr. Long has a B.S. degree in Accounting and Business Administration from the University of Kansas and holds a Colorado CPA certificate (currently in inactive status).

N. Michael Stickel was elected our Executive Vice President—Sales and Marketing in February 2003. Previously, Mr. Stickel was Senior Vice President—Sales and Marketing from February 2001 through 2002. Before joining PW Eagle, Mr. Stickel was Vice President and General Manager for Simpson Paper Company. Mr. Stickel spent 8 years with PWPipe, as Vice President and General Manager of PWResin, a subsidiary of PWPipe, from 1990 through 1993, and as Vice President of Sales and Marketing for PWPipe from 1985 through 1990. Mr. Stickel also served as Vice President of Planning and Control for Longmile Rubber Company from 1981 to 1985 and General Manager of the chemicals division for Simpson Investment Company from 1976 through 1981. Mr. Stickel received a B.S. from Oregon State University and a M.B.A. from the University of Oregon.

John R. Cobb was elected our Executive Vice President—Operations in February 2003. Previously, Mr. Cobb was Senior Vice President—Operations in September 1999 through 2002. Mr. Cobb was Senior Vice President—Operations for PWPipe from 1987 through 1999. Mr. Cobb has also held the positions of production manager and plant manager with PWPipe. Mr. Cobb joined PWPipe in 1978 and has 27 years of experience in the manufacture of plastic pipe. He has received a B.S. degree from the University of Toronto and a M.B.A. from the University of Oregon. Mr. Cobb has also completed the Mahler Advanced Management Skills Program.

Keith H. Steinbruck was elected our Vice President—Technical Director in September 1999 and served through August 2002. Mr. Steinbruck returned to the company and continued to serve as our Vice President—Technical

Director in November 2002. Previously, Mr. Steinbruck was Vice President—Technical Director for PWPipe from 1995 through 1999 and Technical Manager of PWPipe from 1982 through 1995. Mr. Steinbruck joined PWPipe in 1973 as a process improvement specialist and has 32 years of experience in the plastic pipe industry. Mr. Steinbruck received a B.A. degree in industrial technology from San Diego State University and completed the University of California at Berkeley’s Executive Program for Technical Managers.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” which appears in our definitive proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” which appears in our definitive proxy statement for our 2005 Annual Meeting of Shareholders.

The following table reflects certain information about our equity compensation plans as of December 31, 2004.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	807	$4.64	303
Warrants	2,783	1.20	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,590	$1.98	303

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” which appears in our definitive proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled “Audit Fees’ which appears in our definitive proxy statement for its 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Consolidated Financial Statements
		Page in Form 10-K
	Report of Independent Registered Public Accounting Firm	24
	Statement of Operations	25
	Balance Sheet	26
	Statement of Stockholders’ Equity and Comprehensive Income	27
	Statement of Cash Flows	28
	Notes to Financial Statements	29-53

2.	Consolidated Financial Statement Schedule

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	59
	Schedule II Valuation and Qualifying Accounts	60

	All schedules omitted are inapplicable or the information required is shown in the financial statements or notes thereto.

3.	Exhibits

	See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW	EAGLE, INC.

Dated: March 28, 2005	By:	/s/ JERRY A. DUKES
Jerry A. Dukes, Chief Executive Officer

Power	of Attorney

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

Signature	Title	Date

/s/ Jerry A. Dukes Jerry A. Dukes	Chief Executive Officer (Principal Executive Officer)	March 28, 2005

/s/ Scott Long Scott Long	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ Denver Kaufman Denver Kaufman	Director	March 28, 2005

/s/ Richard W. Perkins Richard W. Perkins	Director	March 28, 2005

/s/ Bruce A. Richard Bruce A. Richard	Director	March 28, 2005

/s/ William H. Spell William H. Spell	Co-Chairman of the Board	March 28, 2005

/s/ Harry W. Spell Harry W. Spell	Co-Chairman of the Board	March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To	the Stockholders and the Board of Directors
of	PW Eagle, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 25, 2005, which report and consolidated financial statements are included at Item 8 in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers	LLP
Minneapolis,	Minnesota
March	25, 2005

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Beginning Year Balance	Additions	Assumed Allowance (2)	Deductions (1)	Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2004	$4,853	$9,283	$211	$7,118	$7,229
Fiscal year ended December 31, 2003	$4,414	$6,119	$419	$6,099	$4,853
Fiscal year ended December 31, 2002	$3,891	$9,426	—	$8,903	$4,414

[1]	Primarily sales discounts and allowances.
[2]	Assumed allowances from the acquisition of ETI and UAC.

EXHIBIT INDEX

Number	Description**

3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Registration Rights Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated September 20, 1999.)

10.2	Warrant Agreement dated as of September 20, 1999 among the Registrant and certain investors listed in the Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated September 20, 1999.)

10.3	Form of Promissory Note between the Registrant and certain officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.4	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.5	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.6	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.7	Registrant’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1996).*

10.8	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.9	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.10	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.12	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.13	Form of Promissory Note between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.14	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

Number	Description**

10.15	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.16	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.17	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and PW Eagle, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

10.18	Warrant Agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.19	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.20	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.21	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and PW Eagle, Inc. as tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.22	Form of Warrant Agreement to purchase 15,000 shares of common stock issued to 406 22nd, LLC dated March 26, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.23	Management Service Agreement between Spell Capital Partners, LLC and PW Eagle, Inc. dated January 1, 2004. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.24	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and PW Eagle, Inc. dated March 30, 2004. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.25	Lease Agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.26	Lease Agreement dated April 1, 2004 between Continental Properties, LLC and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.27	Contribution and Membership Interest Purchase Agreement dated September 1, 2004 among Uponor Aldyl Company, Inc., Uponor North American, Inc., Uponor Aldyl Holding Company, LLC and PW Poly Corp. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.28	Unsecured Promissory Note dated September 27, 2004 payable to Uponor Aldyl Company, Inc. from PW Poly Corp. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.29	Lease dated September 27, 2004 between Uponor Aldyl Company, Inc. as Landlord and PW Poly Corp. as Tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

Number	Description**

10.30	Amended and Restated Credit & Security Agreement dated September 27, 2004 by and between USPoly Company and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.31	Amendment No. 1 to Loan Agreement dated September 27, 2004 by and between PWPoly Corp. and Medallion Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.32	Loan Agreement dated January 15, 2004 between PWPoly Corp and Medallion Capital, Inc.***

10.33	Redacted Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between PW Eagle, Inc. and Fleet Capital Corporation.***

10.34	Post Closing Agreement—Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between PW Eagle, Inc. and Fleet Capital Corporation.***

10.35	Revolving Note dated October 25, 2004, between Fleet Capital Corporation and PW Eagle, Inc.***

10.36	Senior Subordinated Note Purchase Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.***

10.37	Junior Subordinated Note Purchase Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.***

10.38	Senior Subordinated Patent and License Security Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P., and PW Eagle, Inc.***

10.39	Junior Subordinated Patent and License Security Agreement dated October 25, 2004 between PW Eagle, Inc. and Churchill Capital Partners IV, L.P.***

10.40	Senior Subordinated Trademark and License Security Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.***

10.41	Junior Subordinated Trademark & License Security Agreement dated October 25, 2004 between PW Eagle, Inc. and Churchill Capital Partners IV, L.P.***

10.42	Senior Subordinated Security Agreement dated October 25, 2004 between PW Eagle, Inc. and Churchill Capital Partners IV, L.P.***

10.43	Junior Subordinated Security Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P., and PW Eagle, Inc.***

10.44	Senior Subordinated Note dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.***

10.45	Junior Subordinated Note dated October 25, 2004 between Churchill Capital Partners IV, L.P., and PW Eagle, Inc.***

10.46	Warrant Agreement dated October 25, 2004 between PW Eagle, Inc. and Churchill Capital Partners IV, L.P.*/***

10.47	Registration Rights Agreement dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.***

10.48	Amendment No. 1 and Waiver to Registration Rights Agreement dated October 25, 2004 between JP Morgan Partners (23A SBIC Manager), Inc., Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the Investors) and PW Eagle, Inc.***

10.49	Amendment No. 13 and Termination Agreement dated October 25, 2004 between JP Morgan Partners (23A SBIC Manager), Inc., Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the Investors) and PW Eagle, Inc.***

Number	Description**

10.50	Omnibus Amendment and Waiver dated October 25, 2004 between JP Morgan Partners (23A SBIC Manager), Inc., Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the Warrant Holders) and PW Eagle, Inc.***

10.51	Management Fee Subordination Agreement dated October 25, 2004 between Spell Capital Partners LLC, Fleet Capital Corporation and Churchill Capital Partners IV, L.P.***

10.52	Revolving Note dated October 25, 2004 between The CIT Group/Business Credit, Inc. and PW Eagle, Inc.***

10.53	Revolving Note dated October 25, 2004 between Wells Fargo Business Credit, Inc., and PW Eagle, Inc.***

10.54	Put and Call Agreement dated October 25, 2004 among USPoly Company, and the “Initial Holders”.***

10.55	First Amendment to Warrant dated October 25, 2004 between Corporate Property Associates 14 Incorporated, and PW Eagle, Inc.*/***

10.56	Third Amendment to Lease Agreement dated October 25, 2004 between PWE (MULTI) QRS 14-85 INC, and PW Eagle, Inc.***

10.57	Common Stock Purchase Warrant No. W-1 dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.*/***

10.58	Common Stock Purchase Warrant No. W-2 dated October 25, 2004 between Churchill Capital Partners IV, L.P. and PW Eagle, Inc.*/***

21	List of Subsidiaries of the Registrant: USPoly Company (State of Incorporation: Minnesota).

23.1	Consent of Independent Registered Public Accounting Firm.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Filed herewith