Form 10-Q
period 2005-03-31
PW EAGLE INC
filed 2005-05-06
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 2, 2005 was:

Common Stock	7,517,009
Class B Common Stock	595,508

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2005 and 2004 (Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2005	2004
Net sales	$142,640	$106,391
Cost of goods sold	119,501	96,065

Gross profit	23,139	10,326

Operating expenses:
Freight expense	8,190	6,963
Selling expenses	3,980	3,269
General and administrative expenses	3,538	2,420
Restructuring and related costs	—	658
Other (income) expense, net	(555)	(26)

	15,153	13,284

Operating income (loss)	7,986	(2,958)

Interest expense	3,769	3,541

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	4,217	(6,499)

Income tax expense (benefit)	1,615	(2,489)

Minority interest in loss of USPoly Company	94	—
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	135

Net income (loss)	$2,696	$(3,875)

Net income (loss) per share:
Basic	$0.35	$(0.56)
Diluted	$0.27	$(0.56)

Weighted average number of common shares outstanding:
Basic	7,725	6,892
Diluted	10,064	6,892

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – March 31, 2005 and December 31, 2004 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,493	$986
Accounts receivable, net	69,277	48,660
Inventories	77,230	63,680
Deferred income taxes	1,833	1,833
Other current assets	1,600	1,306

Total current assets	152,433	116,465
Property and equipment, net	60,613	63,370
Goodwill	3,651	3,651
Deferred tax asset	10,699	12,526
Intangible assets	4,737	4,975
Other assets	9,886	9,789

Total assets	$242,019	$210,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$81,399	$82,017
Current maturities of long-term debt and capital leases	1,690	1,692
Accounts payable	63,897	31,514
Book overdraft	1,286	1,877
Accrued liabilities	14,408	16,845

Total current liabilities	162,680	133,945

Long-term debt, less current maturities	6,882	7,255
Capital lease obligations, less current maturities	19,630	19,670
Senior subordinated debt	28,297	27,788
Other long-term liabilities	9,070	9,505

Total liabilities	$226,559	$198,163

Commitments and contingencies

Stockholders’ equity:
Stock warrants	5,533	6,956
Common stock & class B common stock	81	75
Additional paid-in capital	34,881	33,271
Unearned compensation	(490)	(544)
Notes receivable from officers on common stock purchases	(78)	(78)
Accumulated other comprehensive income	349	445
Accumulated deficit	(24,816)	(27,512)

Total stockholders’ equity	15,460	12,613

Total liabilities and stockholders’ equity	$242,019	$210,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2005 and 2004 (Unaudited)

(in thousands)	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,696	$(3,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	(557)	10
Depreciation and amortization	3,267	2,427
Royalty accretion	150	174
Warrant fair value adjustment	17	—
Amortization of debt issue costs, discounts and premiums	289	660
Receivable provisions	189	792
Equity in undistributed earnings of an affiliate	—	(219)
Deferred income taxes	1,637	(2,273)
Issuance of subordinated debt for interest payment	439	356
Non-cash minority interest	(94)	—
Non-cash restructuring charge	—	441
Non-cash compensation	51	26
Changes in operating assets and liabilities	(5,157)	(4,998)

Net cash provided by (used in) operating activities	2,927	(6,479)

Cash flows from investing activities:
Purchases of property and equipment	(570)	(381)
Purchase of additional equity interest in an unconsolidated affiliate	—	(1,550)
Proceeds from disposal of long-lived assets	877	2,342

Net cash provided by investing activities	307	411

Cash flows from financing activities:
Change in cash overdraft	(591)	(3,520)
Borrowings under revolving credit facility	129,268	109,164
Payments under revolving credit facility	(129,886)	(97,557)
Proceeds from sale-leaseback transactions	—	3,555
Payments on capital lease obligation	(47)	(43)
Proceeds from long-term debt	—	1,300
Repayment of long-term debt	(373)	(5,984)
Issuance of common stock	—	9
Common stock repurchase	—	(30)
Payment of debt issuance/financing costs	(98)	(925)
Proceeds from stock subscription for USPoly	—	422

Net cash provided by (used in) financing activities	(1,727)	6,391

Net change in cash and cash equivalents	1,507	323
Cash and cash equivalents, beginning of period	986	431

Cash and cash equivalents, end of period	$2,493	$754

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications were made to the prior period financial statements to conform to the March 31, 2005 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously reported.

2.	Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$14,365	$13,910
Finished goods	62,865	49,770

	$77,230	$63,680

The following provides supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	March 31, 2005	March 31, 2004
Issuance of warrant related to sale-leaseback transaction	$—	$62
Cancellation of restricted stock	—	167
Modification of stock awards	—	314

3.	Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly acquired the business of Uponor Aldyl Company, Inc. (UAC) from Uponor Corporation, a Finnish company (the UAC Acquisition). UAC is a leading extruder of polyethylene (PE) piping systems for natural gas with annual sales of $41 million in 2003. The business has facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization, re-named USPoly Company (USPoly) on September 27, 2004, is operated from UAC’s former headquarters in Shawnee, Oklahoma.

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

Proforma information has not been included due to the immaterial impact of the UAC Acquisition in relation to the consolidated results of operations of PW Eagle.

The acquisition was financed with a draw under USPoly’s new Senior Credit Facility, additional subordinated debt and seller financing.

4.	Financing Arrangements

Current and long-term obligations at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Borrowings under revolving credit facilities
PW Eagle	$70,929	$76,323
USPoly	10,470	5,694

Total borrowings under revolving credit facilities	$81,399	$82,017

Long-term debt

PW Eagle subordinated notes	$23,605	$23,116
PW Eagle capital lease obligations	16,459	16,492
USPoly seller’s note	2,125	2,125
USPoly senior term notes	6,248	6,622
USPoly senior subordinated note	4,692	4,672
USPoly capital lease obligations	3,370	3,378

Total current and long-term obligations	56,499	56,405
Less current maturities and amounts reclassified based on refinancing	(1,690)	(1,692)

Total long-term obligations	$54,809	$54,713

PW Eagle and USPoly each have separate financing arrangements with each entity responsible for its own obligations without any guarantees or cross defaults.

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. Maintenance of these ratios and covenants is of particular concern given the uncertain economic climate in the United States and price stability of polyvinylchloride (PVC) pipe and PVC resin.

At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased from $10 million to $15 million, and interest rates on the revolving credit facility and term notes were generally increased by 0.5%.

5.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income (loss)	$2,696	$(3,875)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	101	2
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	(197)	26

Total comprehensive income (loss)	$2,600	$(3,847)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2005	December 31, 2004
Fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$43	$(58)
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	306	503

Total accumulated other comprehensive income	$349	$445

6.	Accounting for Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for most public companies, including PW Eagle, as of the first quarter of the Company’s first fiscal year beginning after June 15, 2005.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net earnings, as reported	$2,696	$(3,875)
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(41)	(86)

Pro forma net earnings	2,655	$(3,961)

Basic net earnings per share
As reported	$0.35	$(0.56)
Pro forma	$0.34	$(0.57)
Diluted net earnings per share
As reported	$0.27	$(0.56)
Pro forma	$0.27	$(0.57)

7.	Earnings per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2005	March 31, 2004
Net income (loss)	$2,696	$(3,875)

Weighted average shares – basic	7,725	6,892
Effect of stock warrants	1,595	—
Effect of other dilutive securities	744	—

Weighted average shares – diluted	10,064	6,892

Net loss per share – basic	$0.35	$(0.56)
Net loss per share – diluted	$0.27	$(0.56)

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
Stock options	365	1,107
Stock warrants	571	2,425
Unvested restricted stock	—	333

8.	Guarantees

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

(in thousands)

	March 31, 2005	December 31, 2004
Accrual for product warranties – beginning of year	$325	$450
Accruals for warranties issued during the period	9	328
Settlements made during the period	(29)	(453)

Accrual for product warranties – end of period / year	$305	$325

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $2.8 million. No amounts were drawn on these letters of credit as of March 31, 2005.

9.	Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

10.	Segments of Business

The Company manufactures and distributes PVC and PE pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The PE segment operates under the name USPoly. We distribute our products throughout the United States, including Hawaii and Alaska, with a minimal amount of shipments to certain foreign countries. While there are similarities in technology and manufacturing processes utilized between the segments, differences exist in products and customer base, with the PVC segment focused on the water, irrigation and electrical products and customers, and the PE segment focused primarily on the natural gas distribution products and customers.

The Company changed its performance measurement for segment reporting on its annual report from EBITDA, which is defined as earnings before interest, taxes, depreciation, amortization, minority interest and equity in earnings of unconsolidated affiliate, to operating income in this Form 10-Q. EBITDA is not a financial measure that is in accordance with accounting principles generally accepted in the United States of America (GAAP).

A summary of the Company’s business activities reported by its two business segments follows:

	3 Months Ended March 31,
	2005	2004
Business Segments (in millions)
Net Sales:
PVC products	$123.7	$103.3
PE products	18.9	3.1

Total net sales	$142.6	$106.4

Operating income
PVC products	$8.0	$(2.9)
PE products	—	(0.1)

Total operating income (loss)	$8.0	$(3.0)
Interest expense	3.8	3.5

Income (loss) before income taxes and minority interest	$4.2	$(6.5)

	March 31, 2005	December 31, 2004
Total Assets:
PVC products	$189.6	$159.7
PE products	39.9	36.7
Corporate	12.5	14.3

Total assets	$242.0	$210.7

11.	Stockholders’ Equity Transactions

At December 31, 2004, the Company had warrants outstanding to purchase 1,940,542 shares of common stock or Class B common stock at $0.01 per share. On January 28, 2005, certain warrant holders elected to make a cashless exercise of their warrants to purchase 597,090 shares of Class B common stock in exchange for 595,508 shares of Class B common stock. The share differential represents the effect of the cashless exercise in which, in lieu of paying the current exercise price in cash, the holder forfeits the right to receive a certain number of warrant shares having a fair market value equal to the warrant exercise price. The Class B common stock issued to the warrant holders is convertible, at the holders’ option, into shares of the Company’s common stock at a 1:1 ratio.

In addition, on March 11, 2005, the Company reached an agreement to issue 1,339,517 shares to the holder of a warrant with rights to purchase 1,343,452 shares of common stock. The exchange is conditioned on the effectiveness of a Registration Statement on Form S-3.

In the first quarter of 2005, USPoly issued $0.3 million in additional stock at a price of $1.10 per share. At December 31, 2004, PW Eagle owned approximately 75% of USPoly. Upon the completion of this transaction, the Company adjusted its investment interest in USPoly by $0.2 million to appropriately align the Company’s investment with its underlying 73% interest in USPoly. This adjustment was recorded as an increase to the Company’s additional paid-in capital with a corresponding increase to the Company’s Investment in USPoly account.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended March 31, 2005 and 2004

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2005	2004	$	%
Net sales	$142.6	$106.4	$36.2	34.0%
Cost of goods sold	119.5	96.1	23.4	24.3%
Gross profit	23.1	10.3	12.8	124.3%
Operating expenses	15.1	13.3	1.8	13.5%
Operating income (loss)	8.0	(3.0)	11.0	-366.7%
Interest expense	3.8	3.5	0.3	8.6%
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	4.2	(6.5)	10.7	-164.6%

Income tax (benefit) expense	1.6	(2.5)	4.1	-164.0%
Minority interest in loss of USPoly Company	0.1	—	0.1	n/a
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	0.1	(0.1)	-100.0%

Net income (loss)	$2.7	$(3.9)	$6.6	-169.2%

In the first quarter of 2005, margins in our PVC business segment, which represents 87% of our sales, were significantly better than the first quarter of 2004. While our volume declined somewhat from the very high levels of the 2004 first quarter, the 2005 first quarter levels reflected normal seasonality and, when combined with the improved margins, resulted in operating profit improvement of $11 million, compared to the same period last year. The profitable operations and effects of the refinancing completed in the fourth quarter of 2004 continued to improve our financial position.

Net sales for the first quarter of 2005 were $142.6 million, up $36.2 million, or 34% from $106.4 million in the same quarter last year. Approximately 41% of the increase in sales is due to the inclusion in 2005 of results from the UAC acquisition by USPoly on September 27, 2004. While overall volume of pounds sold is down by 6% in the first quarter of 2005 from the first quarter of 2004, average selling prices have risen due to the increasing cost of resin.

Gross profit as a percent of net sales increased to 16.2% in 2005 as compared to 9.7% in 2004, as selling prices increased faster than raw material costs, representing a continuing improvement from the turnaround in 2004.

Operating expenses were $15.1 million, an increase of $1.8 million, or 13.5% from $13.3 million in 2004. The increase in operating expenses is the result of increased costs of $2.0 million at USPoly due primarily to the UAC acquisition, and higher freight costs due to higher transportation rates. These increased costs were offset in part by a gain on the sale of land of $0.5 million and the fact that there are no restructuring costs in 2005 compared to $0.7 million in 2004.

Interest expense was $3.8 million in the first quarter of 2005, compared to $3.5 million in 2004, or an increase of $0.3 million. This increase resulted from higher debt levels at USPoly in the first quarter of 2005 compared to the first quarter of 2004, in which additional debt was incurred to finance the UAC acquisition, offset in part by the general reduction of interest rates for PW Eagle’s debt following the refinance that was completed in October of 2004. The refinance lowered outstanding subordinated debt, and replaced it with lower cost revolving debt.

The income tax provisions (benefit) for the quarters ending March 31, 2005 and 2004 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.3% for both periods presented.

Results of Operations by Segment – Comparison Between Three Months Ended March 31, 2005 and 2004

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2005	2004	$	%
Net sales:
PVC products	$123.7	$103.3	$20.4	19.7%
PE products	18.9	3.1	15.8	509.7%

Consolidated net sales	$142.6	$106.4	$36.2	34.0%

Operating income (loss):

PVC products	$8.0	$(2.9)	$10.9	-375.9%
% of sales	6.5%	-2.8%
PE products	—	(0.1)	0.1	-100.0%
% of sales	0.0%	-3.2%

Consolidated operating income	8.0	(3.0)	11.0	-366.7%
% of sales	5.6%	-2.8%

Interest expense	3.8	3.5	0.3	8.6%

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$4.2	$(6.5)	$10.7	164.6%

PVC Products

PVC sales increased 19.7% from $103.3 million in the first quarter of 2004 to $123.7 million in 2005. While volume shipped declined by 13% (2004 first quarter shipments were higher than normal), this was more than offset by rising selling prices. The average price per pound sold increased from $0.475 in the first quarter of 2004 to $0.657 in 2005. In addition, the spread of selling prices over raw material costs continued to increase in the first quarter of 2005. This higher spread resulted in better gross margins. Operating expenses remained constant in dollar amount in the first quarter of 2005 compared to the first quarter of 2004. Increasing freight and other expenses were offset by not incurring any restructuring charges in 2005, and by a gain on sale of land of $0.5 million in 2005. The result was an increase in operating income of $10.9 million, from a loss of $(2.9) million in the first quarter of 2004 to a profit of $8.0 million in the first quarter of 2005, or 6.5% of sales.

PE Products

PE sales increased $15.8 million, or 509.7%, from $3.1 million in the first quarter of 2004 to $18.9 million in 2005. Of this increase, the UAC business acquired in September 2004 accounted for $14.8 million, with the additional increase coming from the previous PE business. Operating expenses increased by $2.0 million due to the UAC acquisition and higher freight costs. The result was a break-even first quarter of 2005 with no operating income, compared to a small loss in the first quarter of 2004.

Changes in Financial Condition and Liquidity

Total assets of $242.2 million at March 31, 2005 represented a $31.4 million increase from the $210.8 million at December 31, 2004. This increase was primarily in current assets, with the increase in accounts receivable and inventory amounting to $34.2 million. Total capitalization at March 31, 2005 was $153.5 million, consisting of $137.9 million of debt and $15.6 million of equity, with equity increasing by $3.0 million from December 31, 2004. The increase in accounts receivable is due to increased sales volume in the first quarter of 2005 compared to the fourth quarter of 2004, and the increase in inventory is due to anticipated sales increases during the second quarter of 2005.

We had negative working capital of $(10.2) million at March 31, 2005, which is an improvement of $7.3 million from the negative working capital of $(17.5) million at December 31, 2004. This improvement is the result of our return to profitability in the first quarter of 2005, and the positive cash flow from operations of $2.9 million for the quarter ending March 31, 2005. The portion of our revolving credit facility collateralized by fixed assets was $20.3 million at March 31, 2005. Had this portion of current debt been converted to long-term loans consistent with the long-term collateral, our working capital would be positive by $10.1 million at March 31, 2005.

On March 10, 2005, USPoly amended its Senior Credit Facility. As a result of this amendment, the maximum borrowing under the revolving portion of the credit facility was increased to $15 million from $10 million, and interest rates were generally increased by 0.5%.

In addition to the improvement in working capital, we had additional availability on our revolving credit facilities of $28.6 million at March 31, 2005. Management believes that, for the foreseeable future, the Company can fund requirements for working capital, capital expenditures and other obligations from cash generated from operations and borrowing from existing credit facilities.

Cash provided by operating activities was $2.9 million in the first quarter of 2005, compared to $(6.5) million of cash used in operating activities for the first quarter of 2004. The primary component in changes in operating activities was the $6.6 million change in net income.

Cash provided from investing activities provided $0.3 million compared to $0.4 million in the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, we sold an excess partial of land adjacent to our Perris facility for $0.9 million. Investing activities in the first quarter of 2004 included the receipt of $2.3 million in proceeds relating to the 2003 sale of the Phoenix facility and an additional $1.6 million investment in WL Plastics.

Financing activities used $1.7 million, primarily advances under our revolving credit facility and repayment of long-term debt. In the first quarter of 2004, financing activities provided $6.4 million from our revolving credit facilities, a sale-leaseback transaction and new debt.

Issuance of Additional USPoly Stock

In January 2004, the Company’s Board of Directors approved USPoly entering into an agreement to issue additional common shares to new investors, directors, officers and employees thereby resulting in PW Eagle, Inc. no longer owning 100% of USPoly.

In the first quarter of 2005, USPoly issued $0.3 million in additional stock at a price of $1.10 per share. At December 31, 2004, PW Eagle owned approximately 75% of USPoly. Upon the completion of this transaction, the Company adjusted its investment interest in USPoly by $0.2 million to appropriately align the Company’s investment with its underlying 73% interest in USPoly. This adjustment was recorded as an increase to the Company’s additional paid-in capital with a corresponding increase to the Company’s Investment in USPoly account.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of May 6, 2005 and are based on information known to us and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP grew at an annual rate of 3.1% in the first quarter of 2005, as compared to 4.0% and 3.8% in the third and fourth quarters of 2004. Although GDP growth decreased in the first quarter of 2005, it remains at a moderate level. We believe GDP growth will remain at similar levels for the second quarter of 2005, resulting in stable demand for PVC and PE resin and pipe.

We believe that inventory levels at resin producers, pipe producers and distributors were at moderate levels at the end of the first quarter of 2005, making it likely that demand and supply of PVC and PE pipe and resin will remain in balance during the second quarter of 2005, providing moderate economic growth continues.

The production of PVC resin may be limited by the availability of chlorine and vinyl chloride monomer (VCM), major raw material components of PVC resin. Chlorine and VCM capacity could be limited due to the closure of several manufacturing plants in the past and announced for 2005-2006. Announced capacity increases are not likely to have a significant impact until 2007. This combination of industry conditions leads us to believe that PVC resin supply should not exceed demand in 2005.

Demand for PVC resin was strong in 2004 and PVC resin producers implemented price increases totaling $0.15 per pound during the year. In light of relatively strong demand for PVC pipe, pipe producers implemented several pipe price increases in response to these resin price increases. PE resin producers implemented price increases of $0.14 to $0.20 per pound in 2004.

PVC resin producers implemented increases of $0.02 per pound in both January and March 2005, and have announced increases of $0.01 per pound for both April and May 2005. Pipe producers have implemented and announced pipe price increases in response to these resin price increases. We believe these pipe price increases will allow us to maintain our margins.

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

We believe that the operational restructuring we began in the fourth quarter of 2003 and completed in the second quarter of 2004 has positioned the Company for improved future results by improving our manufacturing efficiency and reducing our selling, general and administrative costs. The refinancing we completed in 2004 will reduce our future interest charges.

Risk Factors

The pipe industry and our business are heavily dependent on the price and trend of PVC resin, our main raw material.

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2004, PVC resin producers implemented PVC price increases totaling $0.15 per pound. These increases were driven by raw material and energy cost increases, combined with strong demand for PVC resin. In response to strong demand and relatively fixed current production capacity, PVC resin producers implemented a $0.02 per pound price increase for both January and March 2005. In addition, price increases of $.01 per pound in April 2005 and $0.01 per pound in May 2005 have been announced.

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

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $0.25 and $0.58 per pound. Currently resin prices are at historic highs.

While we expect the demand for PVC and PE pipe to continue to increase over the long term, we also expect that the industry will continue to be subject to cyclical fluctuations and times when supply will exceed demand, driving prices and margins down. These conditions could result from a general economic slowdown, either domestically or elsewhere in the world, or capacity increases in either the resin or pipe markets. General economic conditions both in the United States and abroad will continue to have a significant impact on our prices and gross margins.

We are dependent on suppliers of our raw materials. Our production or reputation could be seriously harmed if these suppliers were unable to timely meet our requirements on a cost effective basis.

Our PVC and PE products contain raw materials that are procured from a variety of suppliers. The cost, quality and availability of these raw materials, chief among them PVC and PE resin, are essential to the successful production and sale of our products. There are a limited number of suppliers for some of these raw materials. Alternative sources are not always available or may not be available on terms acceptable to us. For example, there are currently only five suppliers of PVC resin and four suppliers of PE resin in North America who are capable of providing us the material in an amount that would meet our requirements on terms acceptable to us. We believe our relationships with our raw material suppliers are good and currently have long-term agreements in place with several of our key suppliers. However, if our suppliers were unable or unwilling to meet our demand for raw materials on terms acceptable to us and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products will be seriously harmed.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

At March 31, 2005, we were in full compliance with all debt covenants. PW Eagle completed a refinancing in the fourth quarter of 2004 and has new senior and subordinated debt facilities in place. On March 10, 2005, USPoly’s lenders amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased to $15 million.

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

We have $76.8 million of variable interest rate debt at March 31, 2005. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

Other risk factors

In addition to the risk factors discussed above, our business is also affected by the following: (i) adverse weather conditions that result in a slow down in construction and the demand for our products; (ii) competition in the resin and pipe industry that puts pressure on the price of resin and pipe; and (iii) net operating loss utilization. We have not provided any valuation allowance associated with deferred tax assets of approximately $12.5 million at March 31, 2005. In addition, we have evaluated tax-reporting compliance relating to the past utilization of net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

Although the Company is highly cyclical in terms of its industry and operating profits, we believe that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) our participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry, and 4) debt paydown and corresponding reduction in future financing costs. Our Company’s cyclical nature and corresponding operating results are significantly influenced by the overall US future economic cycles, which, in addition to driving demand for our products, also influence the cost of the primary raw material input, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of our evaluation of the need for a valuation allowance associated with deferred tax assets. We will continue to monitor the need for a valuation allowance at each balance sheet date in 2005, to ensure the conclusions reached in 2004 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations and could result in significant reduction of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $76.8 million at March 31, 2005. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one-half percent increase in interest rates and would result in an annual interest expense increase of approximately $0.4 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility. The total notional amount of the swap contracts decreases in proportion to the reduction in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. At March 31, 2005, these contracts had a notional amount of $10.9 million and a fair value of $0.1 million.

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

The description of USPoly’s amendment to its Senior Credit Facility under the heading “Change in Financial Conditions and Liquidity” in Item 2 is hereby incorporated by reference.

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2005

PW EAGLE, INC.

ITEM 6.	EXHIBITS

Number	Description
10.1**	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005.

10.2	First Amendment to Fourth Amended and Restated Loan and Security Agreement between PW Eagle, Inc. and Fleet Capital Corporation, dated March 15, 2005.

10.3	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between PW Eagle Inc, and Churchill Capital Partners IV, L.P., dated March 15, 2005.

10.4	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005.

10.5	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934. A signed original of this written statement required by Section 906 has been provided to PW Eagle, Inc. and will be retained by PW Eagle, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

**	Portions of this exhibit are omitted pursuant to a request for confidential treatment and were filed separately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: May 6, 2005