Form 10-Q/A
period 2005-03-31
PW EAGLE INC
filed 2005-06-28
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of June 13, 2005 was:

Common Stock	8,857,666
Class B Common Stock	595,508

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 of PW Eagle, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2005, is being filed to report Part I-Item 4, which was inadvertently omitted. No other modifications to the original Form 10-Q are being made with this amendment. Therefore, this amendment only contains Part I-Item 4 and new certifications of the Chief Executive Officer and Chief Financial Officer of the Company.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2005

PW EAGLE, INC.

Number	Description
10.1**+	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005.

10.2+	First Amendment to Fourth Amended and Restated Loan and Security Agreement between PW Eagle, Inc. and Fleet Capital Corporation, dated March 15, 2005.

10.3+	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between PW Eagle Inc, and Churchill Capital Partners IV, L.P., dated March 15, 2005.

10.4+	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005.

10.5+	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934. A signed original of this written statement required by Section 906 has been provided to PW Eagle, Inc. and will be retained by PW Eagle, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
**	Portions of this exhibit are omitted pursuant to a request for confidential treatment and were filed separately.
+	Previously filed as Exhibits to the Quarterly Report on Form 10-Q for the period ended March 31, 2005.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: June 28, 2005

4