Form 10-Q/A
period 2005-03-31
PW EAGLE INC
filed 2005-08-11
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 of PW Eagle, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2005 and as amended by Amendment No. 1 filed on June 28, 2005, is being filed to refile the Amended and Restated PVC Resin Supply Agreement (the “Agreement”) dated February 1, 2005 attached as Exhibit 10.1 to address comments received by the SEC in connection with a confidential treatment request for portions of the Agreement. No other modifications to the original Form 10-Q are being made with this amendment. Therefore, this amendment only contains Part II- Item 6 and new certifications of the Chief Executive Officer and Chief Financial Officer of the Company.

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

Dated: August 11, 2005