Form 10-Q
period 2005-06-30
PW EAGLE INC
filed 2005-08-15
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2005 was:

Common Stock	8,845,537
Class B Common Stock	595,508

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Six- Months Ended June 30, 2005 and 2004 (Unaudited)

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$161,626	$118,378	$304,266	$224,769
Cost of goods sold	137,321	94,732	256,822	190,797

Gross profit	24,305	23,646	47,444	33,972

Operating expenses:
Freight expense	9,345	8,016	17,534	14,979
Selling expenses	4,346	3,570	8,326	6,839
General and administrative expenses	3,333	2,580	6,871	5,000
Restructuring and related costs	—	950	—	1,608
Other (income) expense, net	(1,210)	373	(1,764)	347

	15,814	15,489	30,967	28,773

Operating income	8,491	8,157	16,477	5,199

Interest expense	4,384	3,502	8,154	7,042

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	4,107	4,655	8,323	(1,843)

Income tax expense (benefit)	1,571	1,783	3,186	(706)
Minority interest in income of USPoly Company	(253)	(59)	(157)	(59)
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	132	—	267

Net income (loss)	$2,283	$2,945	$4,980	$(929)

Net income (loss) per share:
Basic	$0.27	$0.43	$0.61	$(0.13)
Diluted	$0.23	$0.31	$0.51	$(0.13)

Weighted average number of common shares outstanding:
Basic	8,561	6,925	8,152	6,911
Diluted	9,800	9,478	9,762	6,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – June 30, 2005 and December 31, 2004 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,275	$986
Accounts receivable, net	65,498	48,660
Inventories	68,167	63,680
Deferred income taxes	1,833	1,833
Other current assets	1,725	1,306

Total current assets	138,498	116,465

Property and equipment, net	58,262	63,370
Goodwill	3,651	3,651
Deferred tax asset	9,141	12,526
Intangible assets	4,498	4,975
Other assets	9,700	9,789

Total assets	$223,750	$210,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$67,855	$82,017
Current maturities of long-term debt and capital leases	1,695	1,692
Accounts payable	60,507	31,514
Book overdraft	802	1,877
Accrued liabilities	12,182	16,845

Total current liabilities	143,041	133,945
Long-term debt, less current maturities	4,844	7,255
Capital lease obligations, less current maturities	19,584	19,670
Senior subordinated debt	28,819	27,788
Other long-term liabilities	9,684	9,505

Total liabilities	205,972	198,163

Commitments and contingencies

Stockholders’ equity:
Stock warrants	1,069	6,956
Common stock & class B common stock	94	75
Additional paid-in capital	39,254	33,271
Unearned compensation	(435)	(544)
Notes receivable from officers on common stock purchases	—	(78)
Accumulated other comprehensive income	328	445
Accumulated deficit	(22,532)	(27,512)

Total stockholders’ equity	17,778	12,613

Total liabilities and stockholders’ equity	$223,750	$210,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2005 and 2004 (Unaudited)

(in thousands)	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$4,980	$(929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	(500)	418
(Gain) on sale of metals parts business	(1,256)	—
Depreciation and amortization	6,529	5,307
Royalty accretion	292	330
Warrant fair value adjustment	715	—
Amortization of debt issue costs, discounts and premiums	551	1,335
Receivable provisions	167	237
Equity in undistributed earnings of an affiliate	—	(473)
Deferred income taxes	3,145	49
Issuance of subordinated debt for interest payment	891	296
Non-cash minority interest	157	59
Non-cash restructuring charge	—	1,430
Non-cash compensation	139	36
Changes in operating assets and liabilities	511	(18,546)

Net cash provided by (used in) operating activities	16,321	(10,451)

Cash flows from investing activities:
Purchases of property and equipment	(1,592)	(838)
Purchase of additional equity interest in an unconsolidated affiliate	—	(1,550)
Proceeds from sale of metals parts business	2,534	—
Proceeds from disposal of long-lived assets	870	4,222

Net cash provided by investing activities	1,812	1,834

Cash flows from financing activities:
Change in book overdraft	(1,075)	(4,296)
Net borrowings (payments) under revolving credit facilities	(14,162)	16,445
Proceeds from sale-leaseback transactions	—	3,555
Payments on capital lease obligation	(95)	(189)
Proceeds from long-term debt	—	1,300
Repayment of long-term debt	(2,411)	(7,028)
Issuance of common stock	—	9
Common stock repurchase	—	(30)
Payment of debt issuance/financing costs	(101)	(1,139)
Proceeds from stock subscription for USPoly	—	1,665

Net cash provided by (used in) financing activities	(17,844)	10,292

Net change in cash and cash equivalents	289	1,675
Cash and cash equivalents, beginning of period	986	431

Cash and cash equivalents, end of period	$1,275	$2,106

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at June 30, 2005 and the results of its operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications were made to the prior period financial statements to conform to the June 30, 2005 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously reported.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$12,946	$13,910
Finished goods	55,221	49,770

	$68,167	$63,680

The following provides supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	June 30, 2005	June 30, 2004
Issuance of warrant related to sale-leaseback transaction	$—	$62
Cancellation of restricted stock	—	396
Modification of stock awards	—	385
Notes receivable settled in exchange for stock	78	—

3. Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly, a subsidiary of the Company, acquired the business of Uponor Aldyl Company, Inc. (UAC) from Uponor Corporation, a Finnish company (the “UAC Acquisition”). UAC is a leading extruder of polyethylene (PE) piping systems for natural gas with annual sales of $41 million in 2003. The business has facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization, re-named USPoly Company (USPoly) on September 27, 2004, is operated from UAC’s former headquarters in Shawnee, Oklahoma.

The final purchase price for UAC was $18.6 million (including direct transaction costs of $1.0 million), composed of $13.9 million of cash, $2.1 million in the form of a note to Uponor Corporation, and a $2.6 million working capital adjustment. In addition, USPoly incurred $0.6 million of deferred financing costs not included in the purchase price allocation below. Concurrent with this transaction, USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility for $1.5 million.

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

On June 30, 2005, USPoly sold the assets of its metals parts business for $2.5 million, resulting in a gain on the sale of $1.3 million. The metals parts business had net sales of approximately $6 million in 2004.

Pro forma information has not been included due to the immaterial impact of the UAC Acquisition and metals parts business sale in relation to the consolidated results of operations of PW Eagle.

4. Financing Arrangements

Current and long-term obligations at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Borrowings under revolving credit facilities
PW Eagle	$60,952	$76,323
USPoly	6,903	5,694

Total borrowings under revolving credit facilities	$67,855	$82,017

Long-term debt

PW Eagle subordinated notes	$24,108	$23,116
PW Eagle capital lease obligations	16,425	16,492
USPoly seller’s note	2,125	2,125
USPoly senior term notes	4,211	6,622
USPoly senior subordinated note	4,711	4,672
USPoly capital lease obligations	3,362	3,378

Total current and long-term obligations	54,942	56,405
Less current maturities	(1,695)	(1,692)

Total long-term obligations	$53,247	$54,713

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

At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that USPoly was in compliance with the covenants at March 31, 2005. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased from $10 million to $15 million, and interest rates on the revolving credit facility and term notes were generally increased by 0.5%. At June 30, 2005, both PW Eagle and USPoly were in compliance with all debt covenants.

5. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) applicable to common stock, as reported	$2,283	$2,945	$4,980	$(929)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(39)	18	63	20
Unrealized gain on securities from non-qualified deferred compensation plans	19	3	(180)	29

Total comprehensive income (loss)	$2,263	$2,966	$4,863	$(880)

The components of accumulated other comprehensive income(loss) are as follows:

	June 30, 2005	December 31, 2004
Fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$4	$(58)
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	324	503

Total accumulated other comprehensive income	$328	$445

6. Accounting for Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for the Company as of the first quarter of 2006.

The pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123 is included below. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123.

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan. Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation expense against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income applicable to common stock, as reported	$2,283	$2,945	$4,980	$(929)
Add: Stock-based employee compensation expense included in reported net income, net of tax	34	81	67	353
Less: Total stock-based employee compensation expense under the fair value-based method, net of tax	(75)	(166)	(149)	(524)

Pro forma net income applicable to common stock	$2,242	$2,860	$4,898	$1,100

Basic earnings per share
As reported	$0.27	$0.43	$0.61	$(0.13)
Pro forma	$0.26	$0.41	$0.60	$(0.16)

Diluted earnings per share
As reported	$0.23	$0.31	$0.51	$(0.13)
Pro forma	$0.23	$0.30	$0.50	$(0.16)

7. Earnings per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$2,283	$2,945	$4,980	$(929)
Weighted average shares – basic	8,561	6,925	8,152	6,911
Effect of stock warrants	818	2,071	1,232	—
Effect of other dilutive securities	421	482	378	—

Weighted average shares – diluted	9,800	9,478	9,762	6,911

Net income (loss) per share – basic	$0.27	$0.43	$0.61	$(0.13)
Net income (loss) per share – diluted	$0.23	$0.31	$0.51	$(0.13)

The following table summarizes outstanding securities, which are excluded from the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Stock options	147	372	230	340
Stock warrants	278	530	396	491
Unvested restricted stock	—	—	—	272

8. Guarantees

Product warranties: The Company’s products are generally guaranteed against defects in material and workmanship for one year. The product warranty liability is reviewed regularly by management to ensure the Company’s warranty allowance is adequate based on frequency and average cost of historical warranty claims activity. Management studies trends of warranty claim activity to improve pipe quality and pipe installation techniques to minimize future claims activity.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Accrual for product warranties – beginning of period	$305	$450	$325	$450
Accruals for warranties issued during the period	100	15	109	21
Settlements made during the period	(125)	(151)	(154)	(157)

Accrual for product warranties – end of period	$280	$314	$280	$314

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $2.8 million. No amounts were drawn on these letters of credit as of June 30, 2005.

9. Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

10. Segments of Business

The Company manufactures and distributes PVC and PE pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The PE segment operates under the name USPoly. We distribute our products throughout the United States, with a minimal amount of shipments to certain foreign countries. While there are similarities in technology and manufacturing processes utilized between the segments, differences exist in products and customer base, with the PVC segment focused on the water, irrigation and electrical products and customers, and the PE segment focused primarily on the natural gas distribution products and customers.

For 2005, the Company changed its performance measurement for segment reporting from EBITDA, which is defined as earnings before interest, taxes, depreciation, amortization, minority interest and equity in earnings of unconsolidated affiliate, to operating income. EBITDA is not a financial measure that is in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Sales:
PVC products	$139.8	$113.2	$263.5	$216.6
PE products	21.8	5.2	40.8	8.2

Total net sales	$161.6	$118.4	$304.3	$224.8

Operating income
PVC products	$6.4	$7.9	$14.3	$5.0
PE products	2.1	0.3	2.2	0.2

Total operating income (loss)	8.5	8.2	16.5	5.2

Interest Expense	4.4	3.5	8.2	7.0

Income (loss) before income taxes and minority interest	$4.1	$4.7	$8.3	$(1.8)

At June 30, 2005 and December 31, 2004, the Company had $3.7 million of goodwill, which is associated with the PVC business.

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

On May 17, 2005, the holder of a warrant to purchase 1,343,452 shares of common stock at $0.01 per share made a cashless exercise of the warrant and received 1,340,657 shares of common stock. The warrant holder also exercised its right to require the Company to file a Registration Statement on Form S-3, to register these shares. The Registration Statement became effective August 12, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended June 30, 2005 and 2004

(in millions)

	Three months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Net sales	$161.6	$118.4	$43.2	36.5%
Cost of goods sold	137.3	94.7	42.6	45.0%
Gross profit	24.3	23.7	0.6	2.5%
Operating expenses	15.8	15.5	0.3	1.9%
Operating income (loss)	8.5	8.2	0.3	3.7%
Interest expense	4.4	3.5	0.9	25.7%
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	4.1	4.7	(0.6)	-12.8%

Income tax (benefit) expense	1.6	1.8	(0.2)	-11.1%
Minority interest in income of USPoly Company	(0.2)	(0.1)	(0.1)	-100.0%
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	0.1	(0.1)	-100.0%

Net income (loss)	$2.3	$2.9	$(0.6)	-20.7%

Net sales for the second quarter of 2005 were $161.6 million, up $43.2 million, or 36.5% from $118.4 million in the same quarter last year. Approximately 38% of the increase in sales is due to the inclusion in 2005 of results from the UAC acquisition by USPoly on September 27, 2004. Overall volume of pounds sold increased by 18.4% in 2005 from 2004, and average selling prices have risen 15.3% due to the increasing cost of resin.

Gross profit as a percent of net sales was 15.0% in the second quarter of 2005 as compared to 20.2% in 2004. This change in percentage is magnified by the increase in selling prices in the current period. Selling prices increased faster than raw material costs during the second quarter of 2004, resulting in very strong margins. During the second quarter of 2005, margins declined slightly from the first quarter of 2005 as pipe prices declined near the end of the quarter and raw material costs were relatively unchanged.

Operating expenses were $15.8 million in the second quarter of 2005, an increase of $0.3 million, or 1.9% from $15.5 million in 2004. The increase in operating expenses is the result of increased costs of $1.9 million at USPoly, due primarily to the UAC acquisition, increased commission costs due to higher sales dollars, and higher freight costs due to higher volume and higher transportation rates. These increased costs were offset by the fact that USPoly recorded a gain on the sale of its metals parts business of $1.3 million in the second quarter of 2005, there are no restructuring costs in 2005 compared to $0.9 million in the second quarter of 2004, and the second quarter of 2004 included a loss of $0.4 million on the sale of two manufacturing facilities.

Interest expense was $4.4 million in the second quarter of 2005, compared to $3.5 million in 2004, or an increase of $0.9 million. The second quarter of 2005 included a $0.7 million non-cash charge for a fair value adjustment to our liability for outstanding stock warrants. The rest of the increase results from higher debt levels at USPoly in 2005 compared to 2004 (which were incurred to finance the UAC acquisition), offset in part by the general reduction of interest rates in PW Eagle following the refinance that was completed in October of 2004. The refinance essentially lowered outstanding subordinated debt, which was replaced with lower interest cost revolving debt.

The income tax provisions (benefit) for the quarters ending June 30, 2005 and 2004 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.3% for both periods presented.

Results of Operations by Segment – Comparison Between Three Months Ended June 30, 2005 and 2004

(in millions)

	Three months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Net sales:
PVC products	$139.8	$113.2	$26.6	23.5%
PE products	21.8	5.2	16.6	319.2%

Consolidated net sales	$161.6	$118.4	$43.2	36.5%

Operating income (loss):

PVC products	$6.4	$7.9	$(1.5)	-19.0%
% of sales	4.6%	7.0%
PE products	2.1	0.3	1.8	600.0%
% of sales	9.6%	5.8%

Consolidated operating income	8.5	8.2	0.3	3.7%
% of sales	5.3%	6.9%

Interest expense	4.4	3.5	0.9	25.7%

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$4.1	$4.7	$(0.6)	-12.8%

PVC Products

PVC sales increased 23.5% from $113.2 million in the second quarter of 2004 to $139.8 million in 2005. While volumes shipped increased by 7.2%, selling prices rose 15.2% from 2004. The spread of selling prices over raw material costs declined in the second quarter of 2005, however, which resulted in lower gross margins in 2005 than in the second quarter of 2004 of $(1.8) million. Operating expenses were reduced by $(0.3) million in the second quarter of 2005 compared to 2004. Increasing freight and sales commissions were offset by not incurring any restructuring charges in 2005, and the second quarter of 2004 included a loss of $0.4 million on the sale of two manufacturing facilities. The result was a decrease in operating income of $(1.5) million, from $7.9 million in 2004 to $6.4 million in 2005, or 4.6% of sales.

PE Products

PE sales increased $16.6 million, or 319.2%, from $5.2 million in the second quarter of 2004 to $21.8 million in 2005. Of this increase, the UAC business acquired in September 2004 accounted for $16.4 million, with the additional increase coming from the previous PE business. The much higher sales volume resulted in an increase in gross margins of $2.5 million in 2005. Operating expenses increased by $1.9 million due to the UAC acquisition and higher freight costs, and USPoly recorded a gain on the sale of its metals parts business of $1.3 million in the second quarter of 2005. The result was an increase in operating income of $1.8 million, from $0.3 million in 2004 to $2.1 million in 2005, or 9.6% of sales.

Consolidated Results of Operations – Comparison Between Six Months Ended June 30, 2005 and 2004

(in millions)

	Six months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Net sales	$304.2	$224.8	$79.4	35.3%
Cost of goods sold	256.8	190.8	66.0	34.6%
Gross profit	47.4	34.0	13.4	39.4%
Operating expenses	30.9	28.8	2.1	7.3%
Operating income (loss)	16.5	5.2	11.3	217.3%
Interest expense	8.2	7.0	1.2	17.1%
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	8.3	(1.8)	10.1	561.1%

Income tax expense (benefit)	3.2	(0.7)	3.9	557.1%
Minority interest in loss of USPoly Company	(0.1)	(0.1)	—	0.0%
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	0.3	(0.3)	-100.0%

Net income (loss)	$5.0	$(0.9)	$5.9	655.6%

Net sales for the first six months of 2005 were $304.2 million, up $79.4 million, or 35.3% from $224.8 million in the same quarter last year. Approximately 38% of the increase in sales is due to the inclusion in 2005 of results from the UAC acquisition by USPoly on September 27, 2004. While overall volume of pounds sold is higher by 6.4% in 2005 from 2004, average selling prices have risen 27.2% in 2005 from 2004 due primarily to the increasing cost of resin.

Gross profit as a percent of net sales increased to 15.6% for the first six months of 2005 as compared to 15.1% in 2004, as selling prices increased slightly faster than raw material costs.

Operating expenses were $30.9 million for the first six months of 2005, an increase of $2.1 million, or 7.3% from $28.8 million in 2004. The increase in operating expenses is the result of increased costs of $3.9 million at USPoly, due primarily to the UAC acquisition, increased commission costs due to higher sales dollars, and higher freight costs due to higher volume and higher transportation rates. These increased costs were offset in part by USPoly recording a gain on the sale of its metals parts business of $1.3 million in the second quarter of 2005, a gain on the sale of land of $0.5 million in 2005, a loss of $0.4 million on the sale of two manufacturing facilities in 2004, and the fact that there are no restructuring costs in 2005 compared to $1.6 million in 2004.

Interest expense was $8.2 million for the first six months of 2005, compared to $7.0 million in 2004, or an increase of $1.2 million. 2005 interest expense included a $0.7 million non-cash charge for a fair value adjustment to our liability for outstanding stock warrants. The rest of the increase results from higher debt levels at USPoly in 2005 compared to 2004 (which were incurred to finance the UAC acquisition) which increased interest by $0.9 million, offset in part by the general reduction of interest rates in PW Eagle following the refinance that was completed in October of 2004. The refinance essentially lowered outstanding subordinated debt, which was replaced with lower interest cost revolving debt.

The income tax provisions (benefit) for the six months ending June 30, 2005 and 2004 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.3% for both periods presented.

During the first six months of 2004, USPoly recorded $0.3 million as equity in undistributed earnings of W.L. Plastics, as this investment was being accounted for on the equity method. Effective December 1, 2004, USPoly changed to the cost method of accounting for this investment, as further explained in the 2004 Form 10-K. Using the cost method in 2005, USPoly does not record any income or expense related to this investment.

Results of Operations by Segment – Comparison Between Six Months Ended June 30, 2005 and 2004

(in millions)

	Six months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Net sales:
PVC products	$263.4	$216.6	$46.8	21.6%
PE products	40.8	8.2	32.6	397.6%

Consolidated net sales	$304.2	$224.8	$79.4	35.3%

Operating income (loss):

PVC products	$14.3	$5.0	$9.3	186.0%
% of sales	5.4%	2.3%
PE products	2.2	0.2	2.0	1000%
% of sales	5.4%	2.4%

Consolidated operating income	16.5	5.2	11.3	217.3%
% of sales	5.4%	2.3%

Interest expense	8.2	7.0	1.2	17.1%

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$8.3	$(1.8)	$10.1	561.1%

PVC Products

PVC sales increased 21.6% from $216.6 million in the first six months of 2004 to $263.4 million in 2005. While volumes shipped declined by 4% (2004 first quarter shipments were very strong), this was more than offset by rising selling prices. In addition, the spread of selling prices over raw material costs continued to increase in the first six months of 2005, resulting in better gross margins. Operating expenses declined slightly in dollar amount in 2005 compared to 2004. Increasing freight, sales commissions and other expenses were off set by not incurring any restructuring charges in 2005, by a gain on sale of land of $0.5 million in 2005, and 2004 included a loss on sale of facilities of $0.4 million. The result was an increase in operating income of $9.3 million, from $5.0 million in 2004 to $14.3 million in 2005, or 5.4% of sales.

PE Products

PE sales increased $32.6 million, or 397.6%, from $8.2 million in the first six months of 2004 to $40.8 million in 2005. Of this increase, the UAC business acquired in September 2004 accounted for $30.3 million, with the additional increase coming from the previous PE business. Operating expenses increased by $3.9 million due to the UAC acquisition and higher freight costs, offset by USPoly recording a gain on the sale of its metals parts business of $1.3 million in the second quarter of 2005. The result was an increase in operating income of $2.0 million, from $0.2 million in 2004 to $2.2 million in 2005, or 5.4% of sales.

Changes in Financial Condition and Liquidity

Total assets of $223.8 million at June 30, 2005 represented a $13.0 million increase from the $210.8 million at December 31, 2004. This increase was primarily from current assets, with the increase in accounts receivable and inventory amounting to $21.3 million, offset by decreases in property and equipment of $(5.1) million and decreases in deferred income taxes of $(3.4) million. Total capitalization at June 30, 2005 was $146.6 million, consisting of $128.8 million of debt and $17.8 million of equity, with equity increasing by $5.2 million from December 31, 2004. The increase in current assets is due to increased sales volume in the first six months of 2005 compared to the fourth quarter of 2004, as well as higher selling prices and a higher cost of resin. The decrease in property and equipment is primarily due to depreciation in excess of capital expenditures, along with a small land sale, and the USPoly sale of its metals line of business. The decrease in deferred tax assets is primarily a result of the income tax provisions for the current year.

We had negative working capital of $(4.4) million at June 30, 2005, which is an improvement of $13.1 million from the negative working capital of $(17.5) million at December 31, 2004. This improvement is the result of our return to profitability in the first six months of 2005, and the positive cash flow from operations of $16.3 million for the six months ending June 30, 2005. The portion of our revolving credit facility collateralized by fixed assets was $19.5 million at June 30, 2005. Had this portion of current debt been converted to long-term loans consistent with the long-term collateral, our working capital would be positive by $15.0 million at June 30, 2005.

On March 10, 2005, USPoly amended its Senior Credit Facility. As a result of this amendment, the maximum borrowing under the revolving portion of the credit facility was increased to $15 million from $10 million, and interest rates were generally increased by

0.5%. On June 30, 2005 USPoly received the net proceeds from the sale of its metals parts business amounting to $2.5 million. This was immediately applied to pay down both revolving debt and senior term loans under the Senior Credit Facility, further improving USPoly’s financial position.

In addition to the improvement in working capital, we had additional availability on our revolving credit facilities of over $37 million at June 30, 2005. Management believes that, for the foreseeable future, the Company can fund requirements for working capital, capital expenditures and other obligations from cash generated from operations and borrowing from existing credit facilities.

The senior credit facilities of PW Eagle and USPoly each contain certain covenants. The most restrictive covenant for PW Eagle requires us to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), including adjustments as defined in the debt agreement, of $15 million on a rolling 12 month period ending each calendar quarter. The most restrictive covenant for USPoly requires them to maintain a minimum cumulative EBT (earnings before taxes) for the current calendar year, which varies by month. The subordinated debt for each company, and some of the capital lease obligations, also contain covenants that either mirror, or are less restrictive than, the senior debt covenants. At June 30, 2005, both PW Eagle and USPoly were in full compliance with these covenants.

Cash provided by operating activities was $16.3 million in the first six months of 2005, compared to $(10.5) million of cash used in operating activities for the first six months of 2004. This net change of $26.8 million is primarily a result of a net change in net income of $5.9 million, and a net change in operating assets and liabilities of $19.0 million.

Cash provided from investing activities provided $1.8 million in the first six months of both 2005 and 2004. In the first quarter of 2005, we sold an excess parcel of land adjacent to our Perris facility for $0.9 million and in the second quarter we sold the metals division of USPoly for $2.5 million. Investing activities in the first six months of 2004 included the receipt of $4.2 million in proceeds relating to the sale of facilities, and an additional $1.6 million investment in WL Plastics. Purchases of property and equipment were $1.6 million in the first six months of 2005 and $0.8 million in the first six months of 2004.

Financing activities used $(17.8) million in the first six months of 2005, primarily for a net reduction of our revolving credit facilities and repayment of long-term debt. In the first six months of 2004, financing activities provided $10.3 million, primarily from our revolving credit facilities and a sale-leaseback transaction, net of repayment of long-term debt.

Issuance of Additional USPoly Stock

In January 2004, the Company’s Board of Directors approved USPoly entering into an agreement to issue additional common shares to new investors, directors, officers and employees thereby resulting in PW Eagle, Inc. no longer owning 100% of USPoly. At December 31, 2004, PW Eagle owned approximately 75% of USPoly.

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

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of August 5, 2005 and are based on information known to us, and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is estimated to have grown at an annual rate of 3.4% in the second quarter of 2005, as compared to 3.8% in both the fourth quarter of 2004 and the first quarter of 2005. Although GDP growth decreased in the second quarter of 2005, it remains at a moderate level. We believe GDP growth will remain at similar levels for the third quarter of 2005, resulting in stable demand for PVC and PE resin and pipe.

We believe that inventory levels at resin producers, pipe producers and distributors were at moderate levels at the end of the second quarter of 2005, making it likely that demand and supply of PVC and PE pipe and resin will remain in balance during the third quarter of 2005, providing moderate economic growth continues.

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

PVC resin producers implemented increases of $0.02 per pound in January and $0.01 per pound in March 2005. PVC resin prices decreased $0.01 per pound in June in response to weaker demand and lower raw material costs. After increasing earlier in the year, pipe prices decreased in the latter part of the second quarter of 2005. Accordingly, we expect that our margins in the third quarter of 2005 will decrease from the level of the first and second quarter of 2005.

Prices for PE resin were relatively flat in the first quarter of 2005 and then decreased gradually in the second quarter of 2005 in response to lower demand and lower raw material costs. Prices for PE pipe increased during the first quarter of 2005 and remained relatively unchanged in the second quarter of 2005. This improved the margins and operating results of our PE business in the second quarter of 2005 as compared to the first quarter of 2005. In the third quarter, we expect PE pipe prices will increase in response to increasing resin costs. Accordingly, we expect our third quarter margins to be similar to the second quarter of 2005.

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

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. During 2004, PVC resin producers implemented resin price increases totaling $0.15 per pound. These increases were driven by raw material and energy cost increases, combined with strong demand for PVC resin. PVC resin producers implemented a $0.02 per pound price increase for January 2005 and a $0.01 per pound increase for March 2005. PVC resin prices decreased $0.01 per pound in June in response to weaker demand and lower raw material costs.

Our gross margin decreases when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has announced intentions to re-start a portion of its capacity in 2005. In December 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and vinyl chloride monomer (VCM), with completion expected by the end of 2006 for the first phase and by the end of 2007 for the second phase. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between $.25 and $.51 per pound. Currently resin prices are near historic highs.

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

At June 30, 2005, PW Eagle had approximately $67.9 million in outstanding debt on a consolidated basis under the PW Eagle and USPoly revolving credit facilities. Of this amount, approximately $61.0 million was outstanding under the PW Eagle revolving credit facility, which bears interest at rates between 5.25% and 6.50%, and approximately $6.9 million was outstanding under the USPoly Senior Credit Facility, which bears interest at a rate of 7.25%.

At June 30, 2005, PW Eagle also had approximately 53.2 million in other long-term debt obligations on a consolidated basis. PW Eagle’s total current annual consolidated debt service obligation is approximately $12.2 million.

At December 31, 2004, PW Eagle was in full compliance with all debt covenants. PW Eagle completed a refinancing in the fourth quarter of 2004 and has new senior and subordinated debt facilities in place. At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the Senior Credit Facility was increased to $15 million. At June 30, 2005, both PW Eagle and USPoly were in compliance with all debt covenants.

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

We are exposed to certain market risks on $61.6 million of outstanding variable interest-rate debt obligations at June 30, 2005. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase to PW Eagle of approximately $0.6 million. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

A significant portion of our business and the demand for our products is seasonal in nature and any adverse weather conditions that result in a slowdown in the construction industry may adversely affect demand for our products.

Our products are used in new residential and commercial construction. Because of this, the demand for these products tends to be seasonal to correspond with increased construction activity in the late spring, summer, and early fall. Any significant or prolonged adverse weather conditions that negatively affect the construction industry or slow the growth of new construction activity may negatively affect our operating results.

Our operating results are dependent on the price of resin and any competitive pressure in the resin industry that increases supply or decreases the price of resin may negatively affect our profitability.

The primary raw material used in most of our products is PVC resin. Generally, in periods of strong demand and limited supply of PVC resin, prices of resin tend to increase. Conversely, PVC resin prices tend to decrease when demand is weak and there is excess supply. Historically, in response to increasing resin prices, we have been able to increase the price of our products at a greater rate, resulting in better margins. During periods of decreasing resin prices, our selling prices have tended to decrease faster than our raw material costs, resulting in lower margins. In the event of a significant increase in PVC resin capacity or a significant decrease in the demand for PVC resin, resulting in a period where there is an excess supply of PVC resin, our margins and profitability could be negatively impacted.

A loss or limitation of prior utilization of net operating loss carryforwards could have a material adverse impact on our financial position and results of operations.

The Company’s cumulative deferred tax asset recorded in prior years totaling approximately $13.5 million associated with net operating loss carryforwards has been fully utilized. We have evaluated tax-reporting compliance relating to the past and fiscal 2000 utilization of the net operating loss carryforwards, and believe we have complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on our financial position and results of operations in future periods.

Our inability to utilize current net operating loss carryforwards could have a material adverse impact on our financial position and results of operations.

We have not provided any valuation allowance associated with deferred tax assets of approximately $11.0 million at June 30, 2005. Although the Company’s industry and operating profits are highly cyclical, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in future financing costs. The Company’s cyclical nature and corresponding operating results are significantly influenced by the overall US future economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2005, to ensure the conclusions reached in 2004 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in a significant reduction of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

The deferred tax assets are primarily the result of net operating loss carryforwards for federal and state tax purposes. These net operating losses, which expire at various dates through 2024, amounted to approximately $34.1 million and $25.7 million for federal and state tax purposes, respectively, at December 31, 2004. To fully utilize the deferred tax assets, the Company is required to earn these amounts of taxable income over the next 20 years. For the six months ending June 30, 2005, our income before income taxes and minority interest amounted to $8.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $61.6 million at June 30, 2005. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates and would result in an annual interest expense increase of approximately $0.6 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility. The total notional amount of the swap contracts decreases in proportion to the reduction in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. At June 30, 2005, these contracts had a notional amount of $10.5 million and a fair value of $0.0 million.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our chief executive officer and chief financial officer with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting was held on May 25, 2005.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the

Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

(i)	The shareholders set the number of directors at five with the following votes:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,980,169	113,231	11,367	0

(ii)	The following persons were elected to serve as Class I Directors on our Board until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Withheld
Denver Kauffman	6,875,732	229,035
Richard W. Perkins	6,861,132	243,635

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2005

PW EAGLE, INC.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934. A signed original of this written statement required by Section 906 has been provided to PW Eagle, Inc. and will be retained by PW Eagle, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated:	August 15, 2005