Form 10-Q
period 2005-09-30
PW EAGLE INC
filed 2005-11-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 28, 2005 was:

Common Stock	9,199,841
Class B Common Stock	595,508

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Nine-Months Ended September 30, 2005 and 2004 (Unaudited)

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$176,156	$117,941	$480,422	$342,710
Cost of goods sold	147,695	100,336	404,517	291,133

Gross profit	28,461	17,605	75,905	51,577

Operating expenses:
Freight expense	10,471	7,490	28,005	22,469
Selling expenses	4,418	3,576	12,744	10,415
General and administrative expenses	3,682	2,690	10,553	7,690
Restructuring and related costs	—	—	—	1,608
Other (income) expense, net	(74)	25	(1,838)	372

	18,497	13,781	49,464	42,554

Operating income	9,964	3,824	26,441	9,023

Interest expense	4,909	4,655	13,063	11,697

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	5,055	(831)	13,378	(2,674)

Income tax expense (benefit)	2,179	(317)	5,365	(1,022)
Minority interest in (income) loss of USPoly Company	36	85	(121)	26
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	189	—	456

Net income (loss)	$2,912	$(240)	$7,892	$(1,170)

Net income (loss) per share:
Basic	$0.31	$(0.03)	$$0.93	$(0.17)
Diluted	$0.30	$(0.03)	$$0.81	$(0.17)

Weighted average number of common shares outstanding:
Basic	9,247	7,250	8,516	7,027
Diluted	9,855	7,250	9,794	7,027

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – September 30, 2005 and December 31, 2004 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$986
Accounts receivable, net	77,379	48,660
Inventories	51,443	63,680
Deferred income taxes	2,435	1,833
Other current assets	1,312	1,306

Total current assets	133,851	116,465

Property and equipment, net	56,827	63,370
Goodwill	3,651	3,651
Deferred tax asset	7,103	12,526
Intangible assets	4,259	4,975
Other assets	9,727	9,789

Total assets	$215,418	$210,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$46,552	$82,017
Current maturities of long-term debt and capital leases	1,692	1,692
Accounts payable	66,794	31,514
Book overdraft	825	1,877
Accrued liabilities	14,535	16,845

Total current liabilities	130,398	133,945
Long-term debt, less current maturities	4,471	7,255
Capital lease obligations, less current maturities	19,543	19,670
Senior subordinated debt	29,356	27,788
Other long-term liabilities	10,704	9,505

Total liabilities	194,472	198,163

Commitments and contingencies

Stockholders’ equity:
Stock warrants	1,069	6,956
Common stock & class B common stock	94	75
Additional paid-in capital	39,358	33,271
Unearned compensation	(380)	(544)
Notes receivable from officers on common stock purchases	—	(78)
Accumulated other comprehensive income	425	445
Accumulated deficit	(19,620)	(27,512)

Total stockholders’ equity	20,946	12,613

Total liabilities and stockholders’ equity	$215,418	$210,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2005 and 2004 (Unaudited)

(in thousands)	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$7,892	$(1,170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	(502)	423
(Gain) on sale of metals parts business	(1,256)	—
Depreciation and amortization	9,562	8,172
Royalty accretion	426	493
Warrant fair value adjustment	2,094	880
Amortization of debt issue costs, discounts and premiums	812	2,060
Receivable provisions	225	1,957
Equity in undistributed earnings of an affiliate	—	(739)
Deferred income taxes	4,521	(159)
Issuance of subordinated debt for interest payment	1,357	774
Non-cash minority interest	221	26
Non-cash restructuring charge	—	1,430
Non-cash compensation	258	68
Other	92	30
Changes in operating assets and liabilities	13,561	(23,744)

Net cash provided by (used in) operating activities	39,263	(9,499)

Cash flows from investing activities:
Purchases of property and equipment	(2,835)	(1,306)
Purchase of Uponor Aldyl Company	—	(14,309)
Purchase of additional equity interest in an unconsolidated affiliate	—	(1,550)
Proceeds from property and equipment disposals	—	4,222
Proceeds from sale of metals parts business	2,534	—
Proceeds from disposal of long-lived assets	873	—

Net cash provided by (used in) investing activities	572	(12,943)

Cash flows from financing activities:
Change in book overdraft	(1,053)	(4,616)
Net borrowings (payments) under revolving credit facilities	(35,465)	23,422
Proceeds from sale-leaseback transactions	—	3,620
Payments on capital lease obligation	(144)	(237)
Proceeds from long-term debt	—	11,875
Repayment of long-term debt	(2,784)	(8,289)
Issuance of common stock	—	166
Common stock repurchase	—	(30)
Proceeds from stock option exercise	8	—
Payment of debt issuance/financing costs	(101)	(996)
Proceeds from stock subscription for USPoly	—	1,665

Net cash provided by (used in) financing activities	(39,539)	26,580

Net change in cash and cash equivalents	296	4,138
Cash and cash equivalents, beginning of period	986	431

Cash and cash equivalents, end of period	$1,282	$4,569

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at September 30, 2005 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications were made to the prior period financial statements to conform to the September 30, 2005 presentation. Such reclassifications have no effect on net income or stockholders’ equity as previously reported.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$16,064	$13,910
Finished goods	35,379	49,770

	$51,443	$63,680

The following provides supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	September 30, 2005	September 30, 2004
Issuance of warrant related to sale-leaseback transaction	$—	$62
Cancellation of restricted stock	—	396
Notes receivable settled in exchange for stock	78	—

3. Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly, a subsidiary of the Company, acquired the business of Uponor Aldyl Company, Inc. (UAC) from Uponor Corporation, a Finnish company (the “UAC Acquisition”). UAC was a leading extruder of polyethylene (PE) piping systems for natural gas with annual sales of $41 million in 2003. The business has facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization, re-named USPoly Company (USPoly) on September 27, 2004, is operated from UAC’s former headquarters in Shawnee, Oklahoma.

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

On June 30, 2005, USPoly sold the assets of its metals parts business for $2.5 million, resulting in a gain on the sale of $1.2 million. The metals parts business had net sales of approximately $6 million in 2004.

Pro forma information has not been included due to the non-material impact of the UAC Acquisition and metals parts business sale in relation to the consolidated results of operations of PW Eagle.

4. Financing Arrangements

Current and long-term obligations at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Borrowings under revolving credit facilities
PW Eagle	$41,484	$76,323
USPoly	5,068	5,694

Total borrowings under revolving credit facilities	$46,552	$82,017

Long-term debt

PW Eagle subordinated notes	$24,625	$23,116
PW Eagle capital lease obligations	16,389	16,492
USPoly seller’s note	2,125	2,125
USPoly senior term notes	3,838	6,622
USPoly senior subordinated note	4,730	4,672
USPoly capital lease obligations	3,355	3,378

Total current and long-term obligations	55,062	56,405
Less current maturities	(1,692)	(1,692)

Total long-term obligations	$53,370	$54,713

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

At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that USPoly was in compliance with the covenants at March 31, 2005. In addition, the maximum borrowing under the USPoly Senior Credit Facility was increased from $10 million to $15 million, and interest rates on the revolving credit facility and term notes were generally increased by 0.5%. At September 30, 2005, both PW Eagle and USPoly were in compliance with all debt covenants.

5. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss) applicable to common stock, as reported	$2,912	$(240)	$7,892	$(1,170)
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	60	—	122	20
Unrealized gain (loss) on securities from non-qualified deferred compensation plans	38	5	(141)	34

Total comprehensive income (loss)	$3,010	$(235)	$7,873	$(1,116)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2005	December 31, 2004
Fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$64	$(58)
Unrealized gain on available for sale securities from non-qualified deferred compensation plans, net of taxes	361	503

Total accumulated other comprehensive income	$425	$445

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income applicable to common stock, as reported	$2,912	$(240)	$7,892	$(1,170)
Add: Stock-based employee compensation expense included in reported net income, net of tax	33	60	98	119
Less: Total stock-based employee compensation expense under the fair value-based method, net of tax	(40)	(86)	(119)	(171)

Pro forma net income applicable to common stock	$2,905	$(266)	$7,871	$(1,222)

Basic earnings (loss) per share
As reported	$0.31	$(0.03)	$0.93	(0.17)
Pro forma	$0.30	$(0.03)	$0.81	(0.16)
Diluted earnings per share
As reported	$0.30	$(0.04)	$0.92	(0.17)
Pro forma	$0.29	$(0.04)	$0.80	(0.17)

7. Earnings per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$2,912	$(240)	$7,892	$(1,170)

Weighted average shares – basic	9,247	7,250	8,516	7,027
Effect of stock warrants	126	—	860	—
Effect of other dilutive securities	482	—	418	—

Weighted average shares – diluted	9,855	7,250	9,794	7,027

Net income (loss) per share – basic	$0.31	$(0.03)	$0.93	$(0.17)
Net income (loss) per share – diluted	$0.30	$(0.03)	$0.81	$(0.17)

The following table summarizes outstanding securities, which are excluded from the computation of diluted EPS because inclusion of these shares would be anti-dilutive.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Stock options	198	703	291	488
Stock warrants	350	350	350	350
Unvested restricted stock	—	238	—	256

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

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Accrual for product warranties – beginning of period	$305	$225	$325	$225
Warranty liabilities assumed from acquisition of UAC	—	64	—	64
Accruals for warranties issued during the period	67	(57)	206	(17)
Settlements made during the period	(67)	(30)	(226)	(70)

Accrual for product warranties – end of period	$305	$202	$305	$202

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.6 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.6 million. No amounts were drawn on these letters of credit as of September 30, 2005.

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

A summary of the Company’s business activities reported by its two business segments follows:

Business Segments (in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Sales:
PVC products	$155.1	$112.8	$418.5	$329.4
PE products	21.1	5.1	61.9	13.3

Total net sales	$176.2	$117.9	$480.4	$342.7

Operating income
PVC products	$8.9	$3.6	$23.3	$8.6
PE products	1.1	0.2	3.2	0.4

Total operating income	10.0	3.8	26.5	9.0

Interest Expense	4.9	4.6	13.1	11.7

Income (loss) before income taxes and minority interest	$5.1	$(0.8)	$13.4	$(2.7)

			September 30, 2005	September 30, 2004
Total Assets:
PVC products			$170.1	$168.0
PE products			35.8	34.9
Corporate			9.5	11.8

Total Assets			$215.4	$214.7

At September 30, 2005 and December 31, 2004, the Company had $3.7 million of goodwill, which is associated with the PVC business.

11. Stockholders’ Equity Transactions

At December 31, 2004, the Company had warrants outstanding which allowed the holders to purchase 1,940,542 shares of common stock or Class B common stock at $0.01 per share. On January 28, 2005, certain warrant holders elected to make a cashless exercise of their warrants to purchase 597,090 shares of Class B common stock in exchange for 595,508 shares of Class B common stock. The share differential represents the effect of the cashless exercise in which, in lieu of paying the current exercise price in cash, the holder forfeits the right to receive a certain number of warrant shares having a fair market value equal to the warrant exercise price. The Class B common stock issued to the warrant holders is convertible, at the holders’ option, into shares of the Company’s common stock at a 1:1 ratio.

On May 17, 2005, the holder of a warrant to purchase 1,343,452 shares of common stock at $0.01 per share made a cashless exercise of the warrant and received 1,340,657 shares of common stock. The warrant holder also exercised its right to require the Company to file a Registration Statement on Form S-3, to register these shares. The Registration Statement became effective August 12, 2005. As of October 4, 2005, all shares registered with this Registration Statement had been sold.

In the first quarter of 2005, USPoly issued $0.3 million in additional stock at a price of $1.10 per share. At December 31, 2004, PW Eagle owned approximately 75% of USPoly. Upon the completion of this transaction, the Company adjusted its investment interest in USPoly by $0.2 million to appropriately align the Company’s investment with its underlying 73% interest in USPoly. This adjustment was recorded as an increase to the Company’s additional paid-in capital with a corresponding increase to the Company’s investment in USPoly account. In the third quarter of 2005, an additional stock sale of 90,909 USPoly shares resulted in a minor adjustment to the Company’s ownership in USPoly.

On August 5, 2005, the holder of stock options to purchase 4,000 shares of common stock at $3.20 per share exercised and received 2,400 shares of common stock for $7,656. The remaining 1,600 options had expired unexercised.

Effective September 30, 2005, PW Eagle granted 12,000 warrants to a consultant at the price of $0.01 per share with an expiration date of August 1, 2015. The difference between the exercise price and the market price was charged to expense.

12. Subsequent Events

Acquisition of Minority Interest in USPoly

On October 17, 2005, PW Eagle completed a transaction whereby it acquired all of the shares of USPoly that it did not previously own. USPoly Company was merged into a wholly-owned subsidiary of PW Eagle and the new company is known as USPoly Company, LLC. PW Eagle paid a total of $3.2 million cash and issued 351,904 shares of common stock to the holders of the minority shares in USPoly in consideration for their shares.

In connection with the merger, USPoly agreed with its subordinated lender that also held warrants to purchase shares in USPoly, to exchange the lender’s rights under those warrants for a $1.9 million note payable to the lender. The note bears interest at 12% and matures September 2009. The warrants had a put feature and were reflected as a liability on USPoly’s financial statements. As of September 30, 2005, USPoly revised its estimate of the fair value of the warrant to $1.9 million, with a non-cash charge of $0.6 million, representing the amount of the increase, reflected in interest expense for third quarter of 2005. In addition, former USPoly holders of 599,392 common stock options were issued 113,096 PW Eagle common stock options. This was based on a ratio of 0.1889 shares of PW Eagle for each option to purchase one share of USPoly common stock.

Sale of Interest in W. L. Plastics

On November 1, 2005, USPoly sold its approximately 23% interest in W.L. Plastics. USPoly received $23.5 million cash and an additional $1.2 million will be held in escrow for a period of 18 months and is subject to customary post-closing contingencies. The purchase price is subject to a working capital adjustment which is expected to be resolved by the first quarter of 2006. A substantial portion of the cash will be used to pay down debt obligations of USPoly and PW Eagle. An after-tax gain, estimated to be approximately $13 million, will be recorded in the fourth quarter of 2005 related to this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended September 30, 2005 and 2004

(in millions)

	Three months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Net sales	$176.2	$117.9	$58.3	49.4
Cost of goods sold	147.7	100.3	47.4	47.3

Gross profit	28.5	17.6	10.9	61.9
Operating expenses	18.5	13.8	4.7	34.1
Operating income	10.0	3.8	6.2	163.2
Interest expense	4.9	4.6	.3	6.5
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	5.1	(.8)	5.9	737.5

Income tax (benefit) expense	2.2	(.3)	2.5	833.3
Minority interest in loss of USPoly Company	—	.1	(.1)	-100.0
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	.2	(.2)	-100.0

Net income (loss)	$2.9	(.2)	3.1	1,550.0

Net sales for the third quarter of 2005 were $176.2 million, up $58.3 million, or 49.4% from $117.9 million in the same quarter last year. Approximately 26% of the increase in sales is due to the inclusion in 2005 of results from the UAC acquisition by USPoly on September 27, 2004. Overall volume of pounds sold increased by 26.7% in 2005 from 2004, and average selling prices have risen 17.9% due to the increasing cost of resin.

Gross profit as a percent of net sales was 16.2% in the third quarter of 2005 as compared to 14.9% in 2004. The third quarter 2005 gross profit is also higher than either of the first two quarters of 2005, reflecting a continued improvement in our spreads of average selling prices over raw material costs.

Operating expenses were $18.5 million in the third quarter of 2005, an increase of $4.7 million, or 34.1% from $13.8 million in 2004. The increase in operating expenses is the result of increased costs of $2.0 million at USPoly, due primarily to the UAC acquisition, increased commission costs due to higher sales dollars, and higher freight costs due to higher volume and higher transportation rates. In addition, profit based expense accruals in the third quarter of 2005 increased $0.4 million over the same period in 2004.

Interest expense was $4.9 million in the third quarter of 2005, compared to $4.6 million in 2004, or an increase of $0.3 million. This increase results from higher debt levels at USPoly in 2005 compared to 2004 (which were incurred to finance the UAC acquisition), and lower debt and interest rates at PW Eagle, as we have been paying down our debt levels. In addition, the third quarter of 2005 included a $1.4 million non-cash charge for fair value adjustments to our liabilities for outstanding warrants, compared to a $0.9 million charge in 2004.

The income tax provisions (benefit) for the quarters ending September 30, 2005 and 2004 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 40.1% for 2005, and 38.3% for 2004. The income tax provision for the third quarter of 2005 includes an adjustment to the estimated annualized tax rate of 40.1% for 2005.

Results of Operations by Segment – Comparison Between Three Months Ended September 30, 2005 and 2004

(in millions)

	Three months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Net sales:
PVC products	$155.1	$112.8	$42.3	37.5
PE products	21.1	5.1	16.0	313.7

Consolidated net sales	$176.2	$117.9	$58.3	49.4

Operating income:

PVC products	$8.9	$3.6	$5.3	147.2
% of sales	5.7%	3.2%
PE products	1.1	.2	0.9	450.0
% of sales	5.2%	3.9%

Consolidated operating income	10.0	3.8	6.2	163.2
% of sales	5.7%	3.2%

Interest expense	4.9	4.6	.3	6.5

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$5.1	$(.8)	$5.9	737.5

PVC Products

PVC sales increased 37.5% from $112.8 million in the third quarter of 2004 to $155.1 million in 2005. While volumes shipped increased by 24.4%, selling prices rose 10.5% from 2004. The spread of selling prices over raw material costs increased in the third quarter of 2005, which resulted in higher gross margins in 2005 than in the third quarter of 2004 of $7.9 million. Operating expenses increased by $2.7 million in the third quarter of 2005 compared to 2004, due primarily to increasing freight and sales commissions. In addition, profit based expense accruals in the third quarter of 2005 increased $0.4 million over the same period in 2004. The result was an increase in operating income of $5.3 million, from $3.6 million in 2004 to $8.9 million in 2005, or 5.7% of sales.

PE Products

PE sales increased $16.0 million, or 313.7%, from $5.1 million in the third quarter of 2004 to $21.1 million in 2005. Of this increase, the UAC business acquired in September 2004 accounted for $15.1 million, with the additional increase coming from the previous PE business. The much higher sales volume resulted in an increase in gross margins of $2.9 million in 2005. Operating expenses increased by $2.0 million due to the UAC acquisition and higher freight costs. The result was an increase in operating income of $0.9 million, from $0.2 million in 2004 to $1.1 million in 2005, or 5.2% of sales.

Consolidated Results of Operations – Comparison Between Nine Months Ended September 30, 2005 and 2004

(in millions)

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Net sales	$80.4	$342.7	$137.7	40.2
Cost of goods sold	404.5	291.1	113.4	39.0
Gross profit	75.9	51.6	24.3	47.1
Operating expenses	49.4	42.6	6.8	16.0
Operating income	26.5	9.0	17.5	194.4
Interest expense	13.1	11.7	1.4	12.0
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	13.4	(2.7)	16.1	596.3
Income tax expense (benefit)	5.4	(1.0)	6.4	640.0
Minority interest in loss of USPoly Company	(.1)	—	(.1)	—
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	.5	(.5)	-100.0

Net income (loss)	$7.9	$(1.2)	$9.1	758.3

Net sales for the first nine months of 2005 were $480.4 million, up $137.7 million, or 40.2% from $342.7 million in the same period last year. Approximately 33% of the increase in sales is due to the inclusion in 2005 of results from the UAC acquisition by USPoly on September 27, 2004. While overall volume of pounds sold is higher by 13% in 2005 from 2004, average selling prices have risen 24% in 2005 from 2004 due primarily to the increasing cost of resin.

Gross profit as a percent of net sales increased to 15.8% for the first nine months of 2005 as compared to 15.0% in 2004, as selling prices increased slightly faster than raw material costs.

Operating expenses were $49.4 million for the first nine months of 2005, an increase of $6.8 million, or 16.0% from $42.6 million in 2004. The increase in operating expenses is the result of increased costs of $4.6 million at USPoly, due primarily to the UAC acquisition, increased commission costs due to higher sales dollars, and higher freight costs due to higher volume and higher transportation rates. In addition, profit-based expense accruals in 2005 increased $0.9 million over the same period in 2004. These increased costs were offset in part by USPoly recording a gain on the sale of its metals parts business of $1.2 million in the second quarter of 2005, a gain on the sale of land of $0.5 million in 2005, a loss of $0.4 million on the sale of two manufacturing facilities in 2004, and the fact that there are no restructuring costs in 2005 compared to $1.6 million in 2004.

Interest expense was $13.1 million for the first nine months of 2005, compared to $11.7 million in 2004, or an increase of $1.4 million. This increase results from higher debt levels at USPoly in 2005 compared to 2004 (which were incurred to finance the UAC acquisition) which increased interest by $1.1 million, offset in part by the general reduction of interest rates in PW Eagle following the refinance that was completed in October of 2004, and lower debt levels at PW Eagle as we have been paying down debt in 2005. In addition, 2005 interest expense includes $2.1 million non-cash charges for fair value adjustments to our liabilities for outstanding stock warrants, compared to $0.9 million in 2004.

The income tax provision (benefit) for the nine months ending September 30, 2005 and 2004 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 40.1% for 2005, and 38.3% for 2004.

During the first nine months of 2004, USPoly recorded $0.5 million, net of tax, as equity in undistributed earnings of W.L. Plastics, as this investment was being accounted for on the equity method. Effective December 1, 2004 this was discontinued and USPoly changed to the cost method of accounting for this investment, as further explained in PW Eagle’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Using the cost method in 2005, USPoly does not record any income or expense related to this investment.

Results of Operations by Segment – Comparison Between Nine Months Ended September 30, 2005 and 2004

(in millions)

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Net sales:
PVC products	$418.5	$329.4	$89.1	27.0
PE products	61.9	13.3	48.6	365.4

Consolidated net sales	$480.4	$342.7	$137.7	40.2

Operating income:

PVC products	$23.3	$8.6	$14.7	170.9
% of sales	5.6%	2.6%
PE products	3.2	.4	2.8	700.0
% of sales	5.2%	3.0%

Consolidated operating income	26.5	9.0	17.5	194.4
% of sales	5.6%	2.6%

Interest expense	13.1	11.7	1.4	12.0

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$13.4	$(2.7)	$16.1	596.3

PVC Products

PVC sales increased 27.0% from $329.4 million in the first nine months of 2004 to $418.5 million in 2005. While volume shipped increased by 5%, average selling prices rose by over 20% from 2004. In addition, the spread of selling prices over raw material costs continued to increase in the first nine months of 2005, resulting in better gross margins. Operating expenses increased by $2.3 million in 2005 compared to 2004. Increasing freight, sales commissions and other expenses were offset by not incurring any restructuring charges in 2005, by a gain on sale of land of $0.5 million in 2005, and 2004 included a loss on sale of facilities of $0.4 million. In addition, profit based expense accruals in 2005 increased $0.9 million over the same period in 2004. The result was an increase in operating income of $14.7 million, from $8.6 million in 2004 to $23.3 million in 2005, or 5.6% of sales.

PE Products

PE sales increased $48.6 million, or 365.4%, from $13.3 million in the first nine months of 2004 to $61.9 million in 2005. Of this increase, the UAC business acquired in September 2004 accounted for $45.4 million, with the additional increase coming from the previous PE business. The much higher sales volume resulted in an increase in gross margins of $7.5 million in 2005. Operating expenses increased by $4.6 million due to the UAC acquisition and higher freight and commission costs, and USPoly recorded a gain on the sale of its metals parts business of $1.2 million in the second quarter of 2005. The result was an increase in operating income of $2.8 million, from $0.4 million in 2004 to $3.2 million in 2005, or 5.2% of sales.

Changes in Financial Condition and Liquidity

Total assets of $215.4 million at September 30, 2005 represented a $4.6 million increase from the $210.8 million at December 31, 2004. This increase was from current assets, with the net increase in accounts receivable and inventory amounting to $16.5 million, offset by decreases in property and equipment of $(6.5) million and decreases in deferred income taxes of $(4.8) million. Total capitalization at September 30, 2005 was $128.2 million, consisting of $107.2 million of debt and $21.0 million of equity, with debt decreasing by $37.9 million and equity increasing by $8.3 million from December 31, 2004. The increase in current assets is due to increased sales volume in 2005 compared to the fourth quarter of 2004, as well as higher selling prices and a higher cost of resin. The decrease in property and equipment is primarily due to depreciation in excess of capital expenditures, along with a small land sale, and the USPoly sale of its metals line of business. The decrease in deferred tax assets is primarily a result of the income tax provisions for the current year.

We had working capital of $3.4 million at September 30, 2005, which is an improvement of $20.9 million from the negative working capital of $(17.5) million at December 31, 2004. This improvement is the result of our return to profitability in the 2005, and the resulting positive cash flow from operations of $39.2 million for the nine months ending September 30, 2005. The portion of our revolving credit facility collateralized by fixed assets was $18.6 million at September 30, 2005. Had this portion of current debt been converted to long-term loans consistent with the long-term collateral, our working capital would be positive by $22.0 million at September 30, 2005.

In addition to the improvement in working capital, we had additional availability on our revolving credit facilities of over $60 million at September 30, 2005. Management believes that, for the foreseeable future, the Company can fund requirements for working capital, capital expenditures and other obligations with cash generated from operations and borrowing from existing credit facilities.

The senior credit facilities of PW Eagle and USPoly each contain certain covenants. The most restrictive covenant for PW Eagle requires us to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), including adjustments as defined in the debt agreement, of $15 million on a rolling 12 month period ending each calendar quarter. The most restrictive covenant for USPoly requires them to maintain a minimum cumulative EBT (earnings before taxes) for the current calendar year, which varies by month. The subordinated debt for each company, and some of the capital lease obligations, also contain covenants that either mirror, or are less restrictive than, the senior debt covenants. At September 30, 2005, both PW Eagle and USPoly were in full compliance with these covenants.

Cash provided by operating activities was $39.2 million in the first nine months of 2005, compared to $(9.5) million of cash used in operating activities for the first nine months of 2004. This net change of $48.7 million is primarily a result of a net change in net income of $9.1 million, and a net change in operating assets and liabilities of $49.7 million.

Cash provided from investing activities provided $0.6 million in the first nine months of both 2005, compared to $(12.9) million net cash used by investing activities in 2004. In the first quarter of 2005, we sold an excess parcel of land adjacent to our Perris facility for $0.9 million and in the second quarter we sold the metals division of USPoly for $2.5 million. Investing activities in the first nine months of 2004 included the receipt of $4.2 million in proceeds relating to the sale of facilities, and an additional $1.6 million investment in WL Plastics. Purchases of property and equipment were $2.8 million in the first nine months of 2005 and $1.3 million in the first nine months of 2004.

Financing activities used $(39.5) million in the first nine months of 2005, primarily for a net reduction of our revolving credit facilities and repayment of long-term debt. In the first nine months of 2004, financing activities provided $26.6 million, primarily from our revolving credit facilities and a sale-leaseback transaction, plus net additional long-term debt obtained to finance the UAC acquisition.

As reported in Note 12, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, on November 1, 2005, USPoly sold its approximately 23% interest in W.L. Plastics. USPoly received $23.5 million cash proceeds from this transaction and expects to record an after-tax gain of approximately $13 million. The net proceeds will primarily be used to repay USPoly’s outstanding debt obligations, and thus reduce the ongoing interest expense amounts related to the debt.

Issuance of Additional USPoly Stock

In January 2004, the Company’s Board of Directors approved USPoly entering into an agreement to issue additional common shares to new investors, directors, officers and employees thereby resulting in PW Eagle, Inc. no longer owning 100% of USPoly. At December 31, 2004, PW Eagle owned approximately 75% of USPoly.

In the first nine months of 2005, USPoly issued $0.4 million in additional stock at a price of $1.10 per share. Upon the completion of this transaction, the Company adjusted its investment interest in USPoly by $0.3 million to appropriately align the Company’s investment with its underlying 73% interest in USPoly. This adjustment was recorded as an increase to the Company’s additional paid-in capital with a corresponding increase to the Company’s investment in USPoly account. As previously discussed, the Company now owns 100% of USPoly.

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

A discussion of the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements is included in the Annual Report on Form 10-K.

Future Outlook and Risks to Our Business

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical and the statements set forth in this Outlook section are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of November 4, 2005 and are based on information known to us, and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below along with risk factors that impact our business and industry.

Forward-Looking Statements

We believe the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is estimated to have grown at an annual rate of 3.8% in the third quarter of 2005, as compared to 3.8% in the first quarter of 2005 and 3.3% in the second quarter of 2005. We believe GDP growth will remain at similar levels for the fourth quarter of 2005.

PVC and PE resin manufacturers were significantly impacted by Hurricanes Katrina and Rita during the third quarter of 2005. Manufacturing plants in both Louisiana and Texas experienced outages during the storms as well as continued curtailments due to lack of utilities and/or raw material supply. The subsequent difficulties the rail systems experienced made the situation worse. Also, one manufacturer experienced production disruptions as a result of an accident and fire at one of its facilities. All major suppliers declared force majeure and for a period of time supplied customers on some form of allocation. As a result, there have been significant price increases in both PE and PVC resin.

In light of the potential supply disruptions, PVC and PE pipe buyers accelerated their purchasing patterns, resulting in a very strong demand surge in September and early October. Faced with this strong demand, limited raw material supply and rising costs, pipe manufacturers implemented multiple price increases.

As the supply and demand changes discussed previously took place, our margins increased near the end of the third quarter of 2005. We expect that as long as demand for PVC and PE pipe remains greater than supply, we will continue to experience increased margins. However, when supply and demand return to a more balanced situation, we expect our margins will decrease from their current levels.

After increasing early in the year, PVC resin prices decreased $0.01 per pound in both June and July in response to weaker demand and lower raw material costs. Prior to the impact of Hurricanes Katrina and Rita, PVC resin producers announced an increase of $0.02 per pound for September. In the aftermath of these storms, the September increase was fully implemented and followed by an increase of $0.12 per pound for October. PVC resin is currently at record high prices. In response to strong demand and PVC resin cost increases, prices for PVC pipe increased rapidly in September and October and, like PVC resin, are at record high prices. As long as demand for resin remains greater than supply, we expect to continue to experience strong margins.

Similar to PVC, the price of PE resin increased and then decreased during the period from January through May 2005. PE prices increased $0.06 per pound in each of June and August, followed by an increase of $0.07 per pound in October. Additional increases totaling $0.13 per pound have been announced for mid-October and November. PE pipe manufacturers have implemented multiple price increases in response to these cost increases. PE resin and pipe are also currently at record high prices.

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

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. PVC resin prices increased $0.03 per pound during the first quarter of 2005, then decreased $0.01 per pound in both June and July. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases of $0.02 per pound in September 2005 and $0.12 per pound in October 2005.

Our gross margins decrease when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has restarted a portion of its capacity in 2005. In December 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and vinyl chloride monomer (VCM), with completion expected by 2007 for the first phase and by 2008 for the second phase. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last 10 years published PVC resin prices have fluctuated between approximately $0.25 and $.61 per pound. Currently resin prices are at historic highs.

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

In September and October of 2005, all five PVC resin suppliers and all four PE resin suppliers declared force majeure due to the effects of Hurricanes Katrina and Rita, and due to an accident at one resin manufacturing facility. While we have been able to secure sufficient amounts of raw material to maintain our operations at reasonable levels, any further supply disruptions could further challenge our ability to utilize our manufacturing capacity.

We have a significant amount of outstanding debt and must continue to operate our business to meet our outstanding obligations.

At September 30, 2005, PW Eagle had approximately $46.6 million in outstanding debt on a consolidated basis under the PW Eagle and USPoly revolving credit facilities. Of this amount, approximately $ 41.5 million was outstanding under the PW Eagle revolving credit facility, which bears interest at rates between 5.75% and 6.75%, and approximately $5.1 million was outstanding under the USPoly Senior Credit Facility, which bears interest at a rate of 7.75%.

At September 30, 2005, PW Eagle also had approximately $56.7 million in other long-term debt obligations on a consolidated basis. PW Eagle’s total current annual consolidated debt service obligation is approximately $11.3 million.

At December 31, 2004, PW Eagle was in full compliance with all debt covenants. PW Eagle completed a refinancing in the fourth quarter of 2004 and has new senior and subordinated debt facilities in place. At December 31, 2004, USPoly was not in compliance with certain financial covenants of its Senior Credit Facility and Subordinated Debt Agreement. On March 10, 2005, the lenders waived all covenant violations and amended their Agreements such that we believe USPoly will be in compliance with the covenants in the future. In addition, the maximum borrowing under the Senior Credit Facility was increased to $15 million. At September 30, 2005, both PW Eagle and USPoly were in compliance with all debt covenants.

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

We are exposed to certain market risks on $40.3 million of outstanding variable interest-rate debt obligations at September 30, 2005. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase to PW Eagle of approximately $0.4 million. Accordingly, interest rate increases would further challenge our ability to pay the interest expense on our debt and fixed charges. In addition, an increase in interest rates could slow the growth of the economy and affect the demand for our products.

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

We have not provided any valuation allowance associated with deferred tax assets of approximately $9.5 million at September 30, 2005. Although the Company’s industry and operating profits are highly cyclical, management believes that the Company will be profitable over its operating cycle, based on historical results and other analysis. This belief is largely based on a combination of 1) the Company’s participation as one of the PVC pipe industry leaders, 2) distribution centered on populated growth markets, 3) professional management dedicated to the PVC pipe industry and 4) debt paydown and corresponding reduction in future financing costs. The Company’s cyclical nature and corresponding operating results are significantly influenced by the overall US future economic cycles, which, in addition to driving demand for the Company’s products, also influence the cost of the primary raw material, PVC resin. Generally, as PVC resin costs are rising during our operating cycles, our profitability associated with product shipments increases. These factors have been considered as part of the Company’s evaluation of the need for a valuation allowance associated with deferred tax assets. The Company will continue to monitor the need for a valuation allowance at each balance sheet date in 2005, to ensure the conclusions reached in 2004 are sustainable. Any change in this conclusion would result in a direct reduction of our reported results from operations, and could result in a significant reduction of our shareholders’ equity as of the date of the potential determination of the need for such a valuation allowance for financial reporting purposes.

The deferred tax assets are primarily the result of net operating loss carryforwards for federal and state tax purposes. These net operating losses, which expire at various dates through 2024, amounted to approximately $33.8 million and $25.8 million for federal and state tax purposes, respectively, at December 31, 2004. To fully utilize the deferred tax assets, the Company is required to earn these amounts of taxable income over the next 20 years. For the nine months ending September 30, 2005, our income before income taxes and minority interest amounted to $13.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $40.3 million at September 30, 2005. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates and would result in an annual interest expense increase of approximately $0.4 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility. The total notional amount of the swap contracts decreases in proportion to the reduction in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. At September 30, 2005, these contracts had a notional amount of $10.1 million and a fair value of $0.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 30, 2005, the Company issued a ten-year warrant to purchase 12,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share. The warrant was issued to a consulting firm in consideration for its services provided to the Company. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2005

PW EAGLE, INC.

Number	Description

2.1	Merger Agreement, dated September 30, 2005, among the Company, Poly Merger, LLC and USPoly Company (Incorporated by reference to the Company’s Form 8-K filed October 6, 2005).

10.1*	Warrant issued to Adizes USA, dated September 30, 2005.

10.2*	Second amendment to Fourth Amended and Restated Loan and Security Agreement and First Amendment to Subordinated Agreement, dated September 30, 2005, among the Company, Bank of America, N.A. and Churchill Capital Partners IV, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: November 11, 2005