Form 10-K
period 2005-12-31
PW EAGLE INC
filed 2006-03-29
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates as of June 30, 2005 was approximately $40,997,423 (based on the closing sale price of $5.97 per share as reported on the Nasdaq Global Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2006 was 11,573,141.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

PART I

ITEM 1. BUSINESS

General

PW Eagle, Inc., a Minnesota corporation, (also referred to as we, us, our, the Company or PW Eagle) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products throughout the entire United States, with a minimal amount of shipments to selected foreign countries. Our wholly-owned subsidiary, USPoly Company LLC, (USPoly) manufactures and distributes polyethylene (PE) pipe products and accessories.

Our executive offices and operating headquarters are located in Eugene, Oregon. We have production facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Shawnee and Tulsa, Oklahoma; Eugene, Oregon; Conroe, Texas; Buckhannon, West Virginia; Tacoma and Sunnyside, Washington; and West Jordan, Utah.

Our web address is www.pweagleinc.com. USPoly’s web address is www.uspolycompany.com. Investors can access our news releases and the periodic reports we file with the Securities and Exchange Commission free of charge on our web site.

Our PVC Pipe Business

We manufacture and distribute PVC pipe and fittings under the name PW Eagle. Our pressure and non-pressure PVC products consist of  1/2-inch to 36-inch PVC pipe for applications in the building, municipal water distribution, municipal sewage collection, turf and agriculture irrigation, fiber optic, power distribution and telecommunications industries. We look for new markets and, when appropriate, produce specialized products for our customers. Below are descriptions of our primary PVC pipe products and their applications.

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

American Society for Testing and Materials (ASTM) PVC Pressure Pipe. Manufactured in diameters of  1/2” to 24” in a series of pressure ratings from 63 pounds to 315 pounds, this product delivers the water to grow crops and beautify parks, golf courses and homes.

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

ASTM Drain, Waste and Vent (DWV) Pipe. This PVC DWV pipe is used inside the home to drain wastewater and vent the plumbing system. We manufacture this product in sizes up to 6” in diameter from either a solid wall construction, or a construction that layers solid walls around a cellular core. This ASTM coex cellular core pipe is very tough while having a lighter weight.

Underwriters Laboratories (UL) Electrical Conduit. We manufacture a complete line of PVC heavy wall electrical conduit in diameters of  1/2” through 6” and fabricated fittings. The entire product line carries the UL mark and conforms to National Electrical Manufacturers Association Standards. This pipe carries electrical wiring below and above ground.

ASTM Utility Duct. Our PVC utility duct is used to carry power lines underground and house fiber optic and telephone communication lines.

Our PE Pipe Business

In February 2003, we created a separate subsidiary, PWPoly, and in September 2003 we transferred certain assets and liabilities of our PE pipe business to PWPoly. In September 2004, we acquired substantially all of the assets of Uponor Aldyl Company Inc.’s (UAC) PE pipe business. These combined businesses are now operated under the name USPoly Company, LLC, from its headquarters in Shawnee, Oklahoma.

USPoly focuses on extruding PE pipe in sizes up to 20 inches in diameter. USPoly’s pressure and non-pressure PE pipe products consist of  1/2 inch to 20 inch PE pipe and tubing for applications in the natural gas distribution, municipal water distribution, irrigation, fiber optic, power distribution and telecommunications industries. Below are descriptions of our primary PE pipe products and their applications.

Natural Gas Distribution Pipe. We sell PE pipe for natural gas distribution in diameters from  1/2 inch to 12 inches, in either straight sticks or coils depending on customer requirements and diameter. We use Plastics Pipe Institute (PPI)-approved PE 2406, PE 3408 and PE 100 resins to manufacture gas distribution pipe.

Oil and Gas Gathering Pipe. We offer a full range of pipes through 20 inches for this application. Oil and gas gathering pipes are made with PE 3408 resin in coils or sticks.

Irrigation and Agricultural Pipe. These pipes are usually smaller in diameter and are made from PE 2406, PE 3408 or linear low-density PE resin, as required by customers.

Water Distribution Pipe. Water distribution pipes are often produced and sold in larger diameters, up to 20 inches. We use PE 3408 resin for this application and manufacture these products to meet NSF and AWWA requirements.

ASTM PE Pipes for Special Applications. PE’s unique properties produce valuable products for applications in fiber optic communications, mining, chemical transport and closed-loop ground coupled heat pump systems. We offer these products in various diameters and use different resins depending on customer requirements.

Fittings. We offer a full line of fittings to complete our PE piping systems. Our product line includes butt and socket PE fittings, electrofusion PE fittings and our patented MetFit™ fittings system. MetFit™ is a steel-insert reinforced, nylon body plastic fitting that can make high quality connections under any conditions.

Marketing and Customers

We market our products through a combination of independent sales representatives, company salespersons and inside sales/customer service representatives. All sales representatives are primarily assigned to product lines and geographic territories. Our primary geographic market is the United States with a minimal amount of shipments to selected foreign countries.

Our marketing strategy focuses on providing high quality products and responsive customer service. We believe our products enjoy wide acceptance and recognition.

Generally, our products are warranteed for one year. We maintain product liability insurance to cover such warranty claims and, to date, warranty reserves have been sufficient to cover warranty claims.

We have a broad and diverse group of customers consisting primarily of wholesalers and distributors. No customer accounted for more than 10% of our net sales in 2005 or 2004.

Competition in the PVC and PE Pipe Industry

The plastic pipe industry is highly fragmented and competitive, due to the large number of producers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope and the principal methods of competition are a combination of price, service, warranty and product performance. We compete not only against other PVC and PE plastic pipe manufacturers, but also against ductile iron, steel, concrete and clay pipe producers. Although we believe we have lessened the commodity nature of our business through our brand name and proprietary pipe products, pricing pressure has affected our operating margins and will continue to do so in the future.

Manufacturing and Supply Sources

Our executive offices and operating headquarters are located in Eugene, Oregon. We have PVC pipe manufacturing facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; West Jordan, Utah; Buckhannon, West Virginia; and Tacoma and Sunnyside, Washington. PVC electrical fittings are fabricated in Tacoma, Washington; and Cameron Park and Perris, California. PE pipe is manufactured in Hastings, Nebraska and Tulsa, Oklahoma. A PE fittings manufacturing facility is located in Shawnee, Oklahoma. In February 2006, we announced our intention to relocate PE fittings manufacturing from Shawnee, Oklahoma to the Tulsa, Oklahoma facility. We currently anticipate this will be completed during 2006 and expect to offer the Shawnee facility for sale upon completion of the relocation.

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

We acquire our PVC and PE resin in bulk, mainly by rail car, from primarily three sources. During the years ended December 31, 2005, 2004 and 2003, purchases of raw materials from three vendors totaled 90%, 87% and 85% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. However, the loss of a key supplier could have a significant impact on our business.

Business Seasonality

Due to general weather constraints in the geographic markets in which our customers operate, the demand for our products tends to be seasonal. As a result, we experience fluctuations in sales, accounts receivable and inventory levels during the year. Generally our sales are weaker during the winter months, when residential and commercial construction activity is slower, and improve during the second and third quarters, when such construction activity is stronger.

Backlog

Our goal is to keep delivery lead times to a minimum in order to meet customer requirements, thus minimizing backlog. Our backlog on March 1, 2006, was approximately $42.0 million compared to $35.1 million on March 15, 2005.

Employees

The table below summarizes the approximate number of our employees in February 2006:

	PVC	PE	Total
Administration	41	12	53
Sales and marketing	62	7	69
Manufacturing	797	168	965

Total	900	187	1,087

Except for our production and maintenance employees at the Buckhannon, West Virginia facility, none of our employees are represented by a labor union, and we have never experienced any work stoppages.

ITEM 1A. RISK FACTORS

The pipe industry and our business are heavily dependent on the price and trend of resin, our main raw material.

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. PVC resin prices increased $0.03 per pound during the first quarter of 2005, then decreased $0.01 per pound in both June and July. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases of $0.02 per pound in September 2005 and $0.12 per pound in October 2005. In December 2005, PVC resin prices decreased $0.02 per pound. In January 2006, PVC resin prices were unchanged, then decreased $0.015 per pound in February, 2006.

Our gross margins decrease when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has re-started a portion of its capacity in 2005. In December 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and vinyl chloride monomer (VCM), with completion expected by 2007 for the first phase and by 2008 for the second phase. During 2005, two other PVC producers announced smaller expansions of existing facilities which are expected to be completed in 2007. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin and negatively impact our gross margins. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable resin prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last ten years published PVC resin prices have fluctuated between approximately $0.25 and $0.70 per pound. Since peaking in October 2005, PVC resin prices have decreased $0.035 per pound.

We believe the main drivers of industry performance are U.S. gross domestic product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in the first nine months of 2005 compared to 2004 and 2003, demand for PVC resin for use in pipe was strong, and our margins increased. And although GDP growth slowed somewhat in the fourth quarter of 2005, the effect of hurricanes Katrina and Rita contributed to a continuing increase in demand and selling prices. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

In September and October of 2005, all five PVC resin suppliers and all four PE resin suppliers declared force majeure due to the effects of Hurricanes Katrina and Rita, and due to an accident at one resin manufacturing facility. While we have been able to secure sufficient amounts of raw material to maintain our operations at reasonable levels, any further supply disruptions could further challenge our ability to utilize our manufacturing capacity. During late fourth quarter of 2005 and early first quarter of 2006, resin suppliers have been able to increase production to levels such that there are no longer supply limitations. If similar disruptions in our raw material supply occur in the future, we may be unable to effectively utilize our manufacturing capacity.

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

USPoly has manufacturing facilities in Hastings, Nebraska, and Shawnee and Tulsa, Oklahoma. The Tulsa and Hastings facilities are leased pursuant to long-term lease agreements.

On December 31, 2003, we sold our idled manufacturing facility in Phoenix, Arizona for $2.3 million. Proceeds from the sale, as required under our loan agreement, were used to pay down long-term debt.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The manufacturing facilities, as currently equipped, were operating at approximately 89% of capacity in the first quarter of 2006.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq National Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2005 and 2004:

	High	Low
Year ended December 31, 2005:
First Quarter	$4.39	$2.95
Second Quarter	7.25	3.28
Third Quarter	8.53	5.15
Fourth Quarter	25.00	7.68
Year ended December 31, 2004:
First Quarter	$4.40	$4.00
Second Quarter	4.30	3.18
Third Quarter	3.66	2.55
Fourth Quarter	4.05	2.98

On March 1, 2006, there were 11,573,141 shares of common stock outstanding held by approximately 1,254 shareholders of record and approximately 1,827 shareholders in street name.

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $0.075 per share, payable in January 2006.

During the past three years, the Registrant sold the securities listed below pursuant to exemptions from registration under the Securities Act, which were not otherwise reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

On December 22, 2005, PW Eagle entered into a Common Stock and Warrant Purchase Agreement with a single investor for the private placement of 18,667 shares of the Company’s common stock at a price of $18.75 and warrants to purchase an additional 4,667 shares of common stock. Such securities were offered and issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA

(in thousand, except for per share amounts)

Years ended December 31,	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Net sales	$694,244	$474,954	$331,787	$251,275	$246,130
Gross profit	159,389	70,136	36,749	45,479	26,471
Operating expenses	70,608	58,858	45,837	33,534	34,881
Operating income (loss)	88,781	11,278	(9,088)	11,945	(8,410)
Gain on sale of investee	18,363	—	—	—	—
Interest expense	(27,051)	(20,668)	(11,828)	(11,001)	(11,775)
Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	80,093	(9,390)	(20,916)	944	(20,185)
Income (loss) from continuing operations (net of tax)	46,950	(5,540)	(12,912)	571	(12,856)
Income from discontinued operations (net of tax)	—	—	194	—	—
Net income (loss)	46,950	(5,540)	(12,718)	571	(12,856)

PER SHARE DATA
Income (loss) from continuing operations per share:
Basic	$5.28	$(0.78)	$(1.89)	$0.09	$(1.80)
Diluted	$4.65	$(0.78)	$(1.89)	$0.06	$(1.80)
Income from discontinued operations per share:
Basic	$—	$—	$0.03	$—	$—
Diluted	$—	$—	$0.03	$—	$—
Net income (loss) per share:
Basic	$5.28	$(0.78)	$(1.86)	$0.09	$(1.80)
Diluted	$4.65	$(0.78)	$(1.86)	$0.06	$(1.80)
Cash dividends declared per common share	$0.075	$—	$—	$—	$—
Weighted average number of common shares outstanding:
Basic	8,888	7,096	6,852	6,717	7,139
Diluted	10,094	7,096	6,852	9,376	7,139

FINANCIAL POSITION
Working capital	$38,267	$(17,480)	$(3,610)	$13,620	$(1,431)
Total assets	234,456	216,726	165,178	133,402	137,410
Long-term and subordinated debt and financing lease obligation, net of current portion	19,525	54,713	59,827	58,725	53,724
Stock warrants (included under liabilities)	—	2,627	—	—	—
Stockholders’ equity	86,039	12,613	15,235	25,919	24,259

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A, and the “Future Outlook” comments below, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Summary

We had a very successful year in 2005 on multiple fronts. Throughout 2005 and 2004, our operating performance has continued to improve. Both our volumes and margins increased in both years compared to the previous year, and our resulting cash flow from operations in 2005 was significantly higher than the prior year. In addition to our PVC business continuing to grow, in September 2004, USPoly acquired the Uponor Aldyl business, making our PE business a much bigger and more competitive business.

During the third quarter of 2005, we announced our plan to sell USPoly’s interest in W.L. Plastics Corporation. This transaction closed during the fourth quarter of 2005. And, during the fourth quarter of 2005, we also completed the private placement of 1,018,667 shares of our common stock.

This combined improvement in cash from operations, and the proceeds from the sale of W.L. Plastics and the sale of common stock, allowed us to pay all of our outstanding senior term debt and subordinated debt in the fourth quarter, as well as significantly reduce the amount of our outstanding revolving debt. As a result, our financial position at December 31, 2005 is very strong, and our debt obligations and interest expense going forward will be much lower than recent years.

We believe the main drivers of industry performance are U.S. gross domestic product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in the first nine months of 2005 compared to 2004 and 2003, demand for PVC resin for use in pipe was strong, and our margins increased. And although GDP slowed somewhat in the fourth quarter of 2005, the effect of hurricanes Katrina and Rita contributed to a continuing increase in demand and selling prices.

As the PVC resin industry has recovered from the hurricane related disruptions during the fourth quarter of 2005 and the first quarter of 2006, supply and demand of PVC pipe have moved to a more balanced situation. During the first quarter of 2006 our margins have decreased from the record-high levels of the fourth quarter of 2005 but remain above historical levels. If PVC resin and pipe supplies remain at levels to adequately service demand, our margins could contract further during the balance of 2006.

We monitor several non-financial indicators in evaluating our business operations and future prospects, including:

•	Price of PVC and PE resin

•	GDP

•	Interest rates

•	Demand for PVC and PE pipe products, and

•	Dollars per pound of pipe sold.

We provide a more detailed discussion of PVC and PE resin prices, GDP, interest rates and demand for PVC and PE pipe products under the Future Outlook section of this discussion below, and under Item 1A. Risk Factors. We will comment in more detail on our Consolidated Results of Operations, Results of Operations by Segment, and Liquidity and Capital Resources in each of those respective sections below.

Consolidated Results of Operations

(in thousand, except for per share amounts)				Percent Change
Years ended December 31,	2005	2004	2003	05 vs 04	04 vs 03
Net sales	$694,244	$474,954	$331,787	46.2%	43.2%
Cost of goods sold	534,855	404,818	295,038	32.1%	37.2%

Gross profit	159,389	70,136	36,749	127.3%	90.9%

Gross profit margin	23.0%	14.8%	11.1%

Operating expenses:
Freight expenses	38,687	30,950	20,895	25.0%	48.1%
Selling expenses	17,719	14,778	11,954	19.9%	23.6%
General and administrative expenses	15,973	11,114	12,182	43.7%	-8.8%
Restructuring expenses	—	1,608	1,276	*	*
Other expense (income)	(1,771)	408	(470)	*	*

Total operating expenses	70,608	58,858	45,837	20.0%	28.4%

Operating income (loss)	88,781	11,278	(9,088)	687.2%	224.1%
Gain on sale of investee	18,363	—	—	—	—

Interest expense	(27,051)	(20,668)	(11,828)	30.9%	74.7%

Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	80,093	(9,390)	(20,916)	953.0%	55.1%

Income tax (expense) benefit	(32,915)	3,059	8,004	*	*
Effective tax rate	41.1%	32.6%	38.3%
Minority interest	(228)	173	—	*	*
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	618	—	*	*
Income (loss) from continuing operations	46,950	(5,540)	(12,912)	947.5%	57.1%
Income from discontinued operations, net of tax	—	—	194	—	—

Net income (loss)	$46,950	$(5,540)	$(12,718)	947.5%	56.4%

*	Percentage not applicable or meaningful.

Net Sales:

Net sales increased by $219.3 million in 2005 compared to 2004. Of this increase, $166.4 million was due to higher volume and pricing in our PVC products, $46.8 million was due to the UAC acquisition in our PE business in late 2004, and the balance of $6.1 was due to volume and pricing in our other PE products. The PVC increase was due in large part to pricing increases. The average selling prices were above 2004 averages for all of the year, but were particularly higher during the fourth quarter of 2005. This increase in prices resulted from the PVC resin manufacturing and supply disruptions, caused by hurricanes Katrina and Rita which led to a situation where demand for PVC pipe exceeded supply. During early 2006, both demand for and prices of PVC pipe have decreased from the levels seen at the end of 2005.

Net sales increased by $143.2 million in 2004 compared to 2003. Of this increase, $126.8 million was due to higher volume and pricing in our PVC products, $14.8 million was due to the UAC acquisition in our PE business in late 2004, and the balance of $1.6 was due to volume and pricing in our other PE products.

Gross Profit:

The gross profit increases as a percentage of sales, from 2003 to 2004 and 2004 to 2005, are primarily due to the increasing spread of selling prices over the cost of raw materials in our PVC business. In fiscal year 2003, we experienced poor demand and declining prices. Our pricing spread has been steadily improving since then, particularly during the fourth quarter of 2005, which has increased our gross profits.

Operating Expenses:

Operating expenses increased by $11.7 million in 2005 compared to 2004. Freight and selling costs increased by $10.7 million due to the overall volume increases and higher selling prices, and higher costs for freight both in rates per pound and special handling charges when the industry experienced shortages of available trucks.

General and administrative costs increased by $4.9 million, including a $2.2 million increase in our PE products business, due largely to the UAC acquisition. The remaining increase in administrative costs was due to several items including higher overall compensation costs based on the improvement in profitability and higher professional service fees, among others. These increases were partially offset by a $0.5 million gain on the sale of land and the absence of any restructuring costs in 2005, and also because 2004 included a loss on the sale of facilities of $0.4 million. In addition, our PE business realized a gain on the sale of its metals parts business of $1.2 million in the second quarter of 2005.

Comparing 2004 to 2003, operating expenses increased by $13.0 million. Freight and selling costs accounted for $12.9 million of this increase, due to higher sales volumes and selling prices, and higher freight rates on a per pound basis. Other expenses increased by $0.1 million net, with the reduction in general and administrative expenses as a result of the restructuring activities begun in 2003 and ongoing cost control measures.

Gain on Sale of Investee:

On November 1, 2005, USPoly sold its approximately 23% interest in W.L. Plastics. USPoly received $23.5 million cash and an additional $1.2 million will be held in escrow for a period of 18 months and is subject to customary post-closing contingencies. The purchase price is subject to a working capital adjustment which is expected to be resolved in 2006. A substantial portion of the cash was used to pay down debt obligations of USPoly and PW Eagle. A gain of $18.4 million was recorded in the fourth quarter of 2005 related to this transaction.

Interest Expense:

Interest expense increased $6.4 million in 2005 compared to 2004. Included in 2005 were $4.8 million of prepayment penalties associated with our payment of all subordinated debt and term loans, and non-cash charges of $2.8 million for the related write-off of unamortized debt discounts and deferred finance costs. In addition, there was an additional $5.1 million of non-cash charges for the fair value adjustments for warrants issued in connection with the subordinated debt.

Interest expense increased by $8.8 million in 2004 from 2003 due to higher interest rates and higher debt levels. At the time of our refinancing in October 2004, we incurred $5.3 million in interest charges from prepayment penalties, debt discount amortization and write-off of related deferred finance costs. Interest expense also includes a $1.0 million non-cash charge to adjust to fair value the warrants issued with the subordinated debt.

See Note 5: Financing Arrangements in the Notes to the Consolidated Financial Statements under ITEM 8 for further discussion of related debt transactions.

Income Taxes:

The income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was calculated based on management’s estimates of the annual effective tax rate for each year. The annual differences in 2005 and 2004 from our usual tax rate of approximately 38-39% are primarily due to permanent differences from charges related to the stock warrants.

Results of Operations by Segment

(in thousand, except for per share amounts)				Percent Change
Years ended December 31,	2005	2004	2003	05 vs 04	04 vs 03
Net sales:
PVC products	$612,258	$445,880	$319,092	37.3%	39.7%
PE products	81,986	29,074	12,695	182.0%	129.0%

Consolidated net sales	694,244	474,954	331,787	46.2%	43.2%

Operating income (loss):
PVC products	84,387	11,140	(9,454)	657.5%	217.8%
% of sales	13.8%	2.5%	-3.0%
PE products	4,394	138	366	3,084.1%	-62.3%
% of sales	5.4%	0.5%	2.9%

Consolidated operating income (loss):	88,781	11,278	(9,088)	687.2%	224.1%
% of sales	12.8%	2.4%	-2.7%

Gain on sale of investee	18,363	—	—	—	—
Interest expense	(27,051)	(20,668)	(11,828)	30.9%	74.7%
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$80,093	$(9,390)	$(20,916)	953.0%	55.1%

PVC Segment

PVC sales increased $166.4 million in 2005 over 2004, due to an overall volume increase of 3.4%, accounting for $15.1 million of the sales increase, and average pricing increases accounting for $151.3 million. Most of our plants have been operating at near capacity levels for much of 2005. The average selling prices were above 2004 averages for all of the year, but were particularly higher during the fourth quarter of 2005. This recent increase in prices resulted from the PVC resin manufacturing and supply disruptions, caused by the hurricanes Katrina and Rita, which led to a situation where demand for PVC pipe exceeded supply. During early 2006, both demand for and prices of PVC pipe have decreased from the levels seen at the end of 2005.

The spread of selling prices over the cost of raw materials has increased throughout 2005, particularly in the fourth quarter, resulting in better gross margins. Operating expenses increased by $7.0 million in 2005 compared to 2004. Freight and selling costs increased by $6.7 million due to the higher sales and higher freight rates during the year, and general and administrative expenses increased $2.7 million. General and administrative costs increased due to several items including higher overall compensation costs based on the improvement in profitability, and higher professional service fees, among others. These increases were partially offset by a $0.5 million gain on the sale of land and the absence of any restructuring costs in 2005, and also because 2004 included a loss on the sale of facilities of $0.4 million. The result was an increase in operating income of $73.2 million from 2004 to 2005.

The PVC sales increase of $126.8 million in 2004 over 2003 resulted from an overall volume increase of 22.1%, accounting for $70.4 million of the sales increase, and pricing increases accounting for $56.4 million. Also contributing to the sales increase was the ETI acquisition in March 2003.

Gross margins improved in 2004 compared to 2003 due to increasing spreads of selling prices over the cost of raw materials as demand improved from 2003 when prices were declining and demand was weaker than normal, especially in the second and third quarters. In addition, 2004 included a full year of the Ultra products from the ETI acquisition, which have higher margins. Operating expenses increased $10.1 million in 2004 compared to 2003. Freight and selling costs increased due to the higher sales volumes, increasing freight rates during the year, and the higher freight costs associated with the Ultra products. General and administrative costs declined due to the restructuring activities begun in 2003 and ongoing cost control measures, and there was a loss on sale of facilities of $0.4 million. The net result was an increase in operating income of $20.6 million from 2003 to 2004.

PE Segment

PE sales increased $52.9 million from 2004 to 2005. Sales from the UAC acquisition late in the third quarter of 2004 contributed $46.8 million of the increase, along with increases in the other PE products of $6.1 million. Overall volume of pounds sold increased 166%, and average selling prices increased over 6%. Gross margins improved due to the volume increase overall, while the gross margins as a percentage of net sales stayed about the same. Operating expenses increased by $4.9 million in 2005 compared to 2004. This is primarily due to inclusion for the year of the costs associated with business acquired from UAC, as well as higher freight and commission costs for the higher sales volume. These cost increases were partially offset by the gain on the sale of the metals parts business of $1.2 million in the second quarter of 2005. The result was an increase in operating income of $4.3 million from 2004 to 2005.

PE sales increased $16.4 million from 2003 to 2004. Sales from the UAC acquisition contributed $14.8 million of the increase, with increases in the other products of $1.6 million. Gross margin improved due to the higher sales, and operating expenses were higher as well, due to the UAC costs, with a resulting decrease in operating income of $(0.2) million from 2003 to 2004.

Liquidity and Capital Resources

Total assets of $234.5 million at December 31, 2005 represented a $17.8 million increase from the $216.7 million at December 31, 2004. This increase was from current assets, with the net increase in accounts receivable and inventories amounting to $33.0 million, offset by decreases in property and equipment of $7.1 million and decreases in deferred income taxes of $11.7 million. Goodwill increased $2.8 million as a result of our purchase of the minority interest in USPoly in the fourth quarter. Total capitalization at December 31, 2005 was $119.1 million, consisting of $33.1 million of debt and $86.0 million of equity, with debt decreasing by $112.0 million and equity increasing by $73.4 million from December 31, 2004 amounts.

The increase in current assets is due to higher selling prices and a higher cost of resin in the fourth quarter 2005 compared to the fourth quarter of 2004, which resulted in higher accounts receivable and inventory amounts. The decrease in property and equipment is primarily due to depreciation in excess of capital expenditures, along with a small land sale, and the USPoly sale of its metals line of business as discussed in Note 2 in the Consolidated Financial Statements under ITEM 8 as of December 31, 2005. The decrease in deferred tax assets is a result of the income tax provisions for the current year, with net operating loss carryovers expected to be fully utilized when the final 2005 tax returns are filed.

We had working capital of $38.3 million at December 31, 2005, which is an increase of $55.8 million from the negative working capital of $(17.5) million at December 31, 2004. This improvement is the result of our return to profitability in 2005, and the resulting positive cash flow from operations of $85.3 million for the year ended December 31, 2005. In addition to the improvement in working capital, we had additional availability on our revolving credit facilities of over $80 million at December 31, 2005.

The $85.3 million positive cash flow from operations, as well as the proceeds of approximately $17.9 million from the sale of common stock (as described in Note 13 in the Notes to the Consolidated Financial Statements under ITEM 8), and the $25.0 million in proceeds from the sale of the investment in W.L. Plastics (see Note 2 in the Notes to the Consolidated Financial Statements under ITEM 8), allowed us to not only pay off all outstanding senior term debt and subordinated debt during the fourth quarter, but also reduce the revolving debt by $74.8 million to only $7.2 million outstanding at December 31, 2005, as compared to $82.0 million outstanding at December 31, 2004. This overall debt reduction, which has significantly strengthened our balance sheet, will also reduce our interest expense going forward.

Capital spending for property and equipment was $4.7 million in 2005, primarily for equipment maintenance and upgrades, and a new Ultra product manufacturing line. The capital spending plan for 2006 is expected to be in the range of $6 to $10 million for continued expansion of the Ultra product line in the Western region of the United States, improvements in facilties and capacity increases.

Management believes that, for the foreseeable future, the Company can fund requirements for working capital, capital expenditures and other obligations with cash generated from operations and borrowing from existing credit facilities.

Cash provided by operating activities was $85.3 million in 2005, compared to $9.8 million of cash used in operating activities in 2004. This net change of $95.1 million is primarily a result of a net change in net income of $52.5 million, and a net change in operating assets and liabilities of $48.6 million.

Investing activities provided $20.5 million in 2005 compared to $15.1 million used in 2004. In addition to capital expenditures, 2005 included the purchase of the minority interest in USPoly of $3.2 million, offset by proceeds from sale of the metals business of $2.5 million and proceeds from the sale of W.L. Plastics of $25.0 million. The UAC Acquisition in 2004 used $13.9 million in cash, and capital expenditures for 2004 were $2.0 million. In 2004, we also sold our Hastings and Baker City facilities for $1.9 million in a sale-leaseback transaction, acquired an additional interest in W.L. Plastics for $1.6 million, and received proceeds from the sale of miscellaneous equipment of $0.3 million.

Financing activities used $101.1 million in 2005. This includes a net reduction of our revolving credit facilities and repayment of long-term senior and subordinated debt, amounting to $114.8 million. Financing activities also included proceeds from a sale of stock of $17.9 million. Financing activities provided $25.5 million during 2004. The primary sources of cash were net borrowings under the Senior Credit Facilities of PW Eagle and USPoly. Debt issuance and financing costs of $3.8 million were incurred primarily in connection with the PW Eagle refinancing and UAC Acquisition financing.

Credit Facilities

A summary of amounts outstanding under each of our credit facilities at December 31, 2005 and December 31, 2004 follows (in thousands):

	December 31, 2005	December 31, 2004
Borrowings under revolving credit facilities
PW Eagle	$7,184	$76,323
USPoly	—	5,694

Total amounts outstanding under revolving credit facilities	$7,184	$82,017

Long-term debt, net of discounts
PW Eagle Subordinated Notes	$—	$23,116
PW Eagle Capital Lease Obligation	16,353	16,492
USPoly Seller Note	—	2,125
USPoly Senior Term Notes	—	6,622
USPoly Senior Subordinated Note	—	4,672
USPoly Capital Lease Obligations	3,354	3,378

Total amounts outstanding under long-term credit facilities	19,707	56,405

Total amounts outstanding	$26,891	$138,422

PW Eagle and USPoly each had separate financing arrangements with each entity responsible for its own obligations without any guarantees or cross-defaults. During the fourth quarter of 2005, all of USPoly’s financing arrangements, other than capital lease obligations, were paid and all of PW Eagle’s subordinated notes were paid. Further information on the Company’s financing arrangements can be found in Note 5 Financing Arrangements in the Notes to the Consolidated Financial Statements under ITEM 8.

The Company’s obligations at December 31, 2005 under its financing arrangements are summarized in the table below:

Scheduled Contractual Obligations	Total	2006	2007	2008	2009	2010	After 5 Years
Capital lease obligations	$39,510	$2,375	$2,375	$2,375	$2,375	$2,360	$27,650
Operating leases	4,029	1,189	918	743	718	461	—
Estimated interest on revolving credit facilities	1,756	458	458	458	382	—	—

	$45,295	$4,022	$3,751	$3,576	$3,475	$2,821	$27,650

The estimated interest on revolving credit facilities is based on the current outstanding debt amount of $7.2 million at December 31, 2005. The interest rate assumed is the current asset collateral revolving debt rate paid by PW Eagle of 6.375%. The estimated annual interest amount is included through the termination dates of the revolving credit facility, which is October 25, 2009 for PW Eagle. We had commitments for capital expenditures of $0.9 million at December 31, 2005, which we intend to fund from our revolving credit facilities, or cash flow from operations.

At December 31, 2005, the Company had a contingent liability for standby letters of credit totaling $3.6 million that are issued and outstanding. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities. No amounts were drawn on these letters of credit as of December 31, 2005.

Under current financing agreements, PW Eagle is required to comply with certain restrictive financial ratios and covenants. The most restrictive covenant for PW Eagle requires us to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), including adjustments as defined in the debt agreement, of $15 million on a rolling 12 month period ending each calendar quarter. Some of the capital lease obligations also contain covenants that either mirror, or are less restrictive than, the senior debt covenants. At December 31, 2005, PW Eagle was in compliance with all debt covenants and USPoly had no applicable debt covenants remaining.

Restructuring Activities

In response to difficult economic conditions and poor operating results, the Company decided to consolidate the PWPipe and ETI business units under common management control in October 2003. The former ETI headquarters office in Denver, Colorado was closed and all administrative and accounting functions were transferred to the Eugene, Oregon office. In addition, effective January 2004, the corporate office in Minneapolis, Minnesota was closed and all corporate office functions were transferred to the Eugene, Oregon office. As a result of the consolidation, approximately 30 positions were eliminated. In addition, certain officers and directors resigned their positions and cancelled consulting agreements. In connection with the officer resignations, the Board of Directors modified certain outstanding restricted stock and stock option awards effective January 2, 2004. The modifications allow for continued vesting of the stock awards, which would have been forfeited upon the officers’ resignation under the original terms, resulting in a charge of $0.5 million. During 2004, the Board of Directors approved the payment of management bonuses of $1.0 million for the successful restructuring of the Company. The recipients of the management bonus elected to receive $0.8 million in PW Eagle common stock and $0.2 million in cash.

In connection with these activities, we incurred restructuring charges of $1.6 million in 2004 and $1.3 million in 2003. At December 31, 2004, we had $0.1 million of severance payments remaining from the restructuring, which were paid in 2005.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 1A, 3, 7 and 7A of this Report on Form 10-K and the President’s letter to shareholders in connection with our 2006 Annual Meeting of Shareholders regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 15, 2006 and are based on information known to us, and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, statements regarding our expectations may prove to be inaccurate and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below.

Forward Looking Statements

PVC and PE resin manufacturers were significantly impacted by Hurricanes Katrina and Rita during the third quarter of 2005. Manufacturing plants in both Louisiana and Texas ceased operating during the storms and curtailed production thereafter due to lack of utilities and/or raw material supply. The subsequent difficulties with the rail service made the situation worse. Also, one manufacturer experienced production disruptions as a result of an accident and fire at one of its facilities. All major suppliers declared force majeure and for a period of time supplied customers on some form of allocation. These interruptions in supply resulted in significant price increases in both PE and PVC resin.

In light of the potential supply disruptions, PVC and PE pipe buyers accelerated their purchasing patterns, resulting in a very strong demand surge in September and continuing into the fourth quarter. Faced with this strong demand, limited raw material supply and rising costs, we and many other pipe manufacturers implemented multiple price increases. Because we were able to increase prices at a rate ahead of increasing resin costs, we improved gross margins as well, resulting in strong sales volumes and high gross margins in the fourth quarter of 2005.

Most of the disruption in supply of PVC and PE resin caused by Hurricanes Katrina and Rita was resolved by the end of 2005, resulting in increased availability of, and decreasing prices for, resin. In December 2005, PVC resin prices decreased $0.02 per pound, remained flat in January 2006 and decreased $0.015 in February 2006. Prices for PVC pipe have moderated somewhat in the first part of 2006 as resin prices have decreased. If resin supplies remain at levels to adequately service demand, resin prices could decrease further during the balance of 2006. During periods of decreasing resin prices, pipe selling prices have tended to decrease faster than raw material cost, resulting in lower margins. This pattern may repeat itself if resin prices continue to decrease, resulting in lower margins in 2006 as compared to the fourth quarter of 2005. We also expect sales volumes in the first quarter of 2006 to decline from the level in the fourth quarter of 2005 as PVC and PE pipe buyers gain increased confidence in the availability of adequate supplies.

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is estimated to have grown at an annual rate of 4.42% in 2004 and 3.5% in 2005. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2006. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

Critical Accounting Estimates

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements include:

Allowance for Doubtful Accounts and Sales Discounts

We maintain an allowance for doubtful accounts necessary to maintain the allowance at a level estimated to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience, prior years’ write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates resulting in an increase to the allowance for doubtful accounts and bad debt expense. We wrote-off $0.1 million of uncollectible accounts during 2005, $0.2 million during 2004, and $0.1 million during 2003, while our charges to bad debt expenses amounted to $0.5 million in 2005 and $0.1 million in 2004, and 2003. Our allowance for doubtful accounts was $1.0 million at December 31, 2005 and $0.6 million at December 31, 2004. Had our actual write-offs been significantly higher, or had the aging deteriorated, we may have required a larger allowance at December 31, 2005.

We also maintain an allowance for sales discounts. This allowance is based on our historical experience of discounts given, and current terms of sale. The total discounts are deducted from gross sales. The dollar amount of such discounts is directly related to total gross sales, and the related terms of sale of such transactions. The allowance amount for sales discounts was $1.0 million at December 31, 2005 and $0.7 million at December 31, 2004.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded a lower of cost or market adjustment in the fourth quarter of 2003, reducing pipe inventory values by $0.7 million. No such adjustment was required at either December 31, 2005 or 2004. A change in this management estimate would impact cost of goods sold and the inventory carrying value.

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

The deferred tax assets at December 31, 2004 are primarily the result of net operating loss carryforwards for federal and state tax purposes. These net operating losses, which expire at various dates through 2024, amounted to approximately $34.1 million and $25.7 million for federal and state tax purposes, respectively, at December 31, 2004. Based upon the 2005 income before taxes of $80.1 million, the Company expects to utilize substantially all remaining net operating losses when filing its final 2005 tax returns.

Insurance Liability

We self-insure a significant portion of our employees for health and dental related claims and record a claims liability based on claims history. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the insurance liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results. A summary of self-insured medical/dental insurance activity follows:

(In thousands)	2005	2004	2003
Net liability for medical/dental insurance – beginning of year	$991	$528	$802
Accruals for medical/dental insurance during the year	6,396	4,238	2,734
Net medical/dental insurance payments	(6,209)	(3,775)	(3,008)

Net liability for medical/dental insurance – end of year	$1,178	$991	$528

Worker’s Compensation Liability

We maintain an insurance liability, which is deducted from our premium deposits, for incurred and not paid and incurred but not reported employee related injuries. The liability is based on analysis of our historical claim activity and reporting trends. While management believes that the worker’s compensation liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results. A summary of our insured worker’s compensation activity follows:

(In thousands)	2005	2004	2003
Net liability (deposit) for worker’s compensation – beginning of year	$(300)	$251	$84
Accruals for worker’s compensation during the year	978	482	996
Net payments for insurance premiums and claims	(408)	(1,033)	(829)

Net liability (deposit) for worker’s compensation – end of year	$270	$(300)	$251

Warranty Liability

The provision for expenses related to product warranty is reviewed regularly. Warranty liabilities are estimated using historical information on the frequency and average cost of warranty claims. Management studies trends of warranty claims to improve pipe quality, pipe installation techniques and minimize future claims. While management believes that the warranty liability is adequate at year-end, results could be materially different if historical trends do not reflect actual results. A summary of warranty related activity follows:

(In thousands)	2005	2004	2003
Accrual for product warranties – beginning of year	$325	$450	$200
Warranty liabilities assumed from acquisition of ETI	—	—	252
Accruals for warranties issued during the year	305	328	206
Settlements made during the year	(305)	(453)	(208)

Accrual for product warranties – end of year	$325	$325	$450

Stock-based compensation

The Company has various stock-based compensation plans. In 2005, the Company continued to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Generally, under APB Opinion No. 25, stock-based compensation expense is recognized only for stock awards granted with an exercise price below fair market value on the date of grant.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principles in a future period that must be accounted for through a restatement of previous financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The effective date for this pronouncement is for the next fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123(R) effective January 1, 2006.

The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, effective for fiscal years beginning after June 15, 2005. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

Related Party Transactions

Certain members of the Company’s Board of Directors are members of Spell Capital Partners, LLC (SCP). In 2003, two members of SCP served as officers and employees of the Company. Under an arrangement with SCP, PW Eagle paid SCP a monthly fee of $17,750 in 2003, for office space and administrative support for these employees. In connection with the restructuring activities (See Note 14 in the Notes to the Consolidated Financial Statements under ITEM 8), the officers resigned and this arrangement was replaced with an agreement under which PW Eagle pays SCP a monthly management fee of $52,000. USPoly paid SCP management fees of $63,000 for the period January 1, 2004 through September 30, 2004, and in October 2004 began paying a quarterly management fee of $37,500 for supervisory and monitoring services as well as advice and assistance with acquisitions, divestitures and financing activities. Costs incurred under these arrangements of $0.8 million, $0.7 million and $0.2 million in 2005, 2004 and 2003, respectively, are included in General and Administrative expenses in the consolidated statement of operations. In the fourth quarter of 2005, the Board of Directors approved a bonus payment to SCP of $0.7 million, which is also included in General and Administrative expenses.

During 2004 and 2003, PW Eagle paid certain operating expenses for USPoly. Transactions with USPoly included the rental of certain operating facilities and expenses related to certain services provided to and delivered by PW Eagle. At December 31, 2004 and December 31, 2003, the inter-company balance was approximately $0.1 million and $1.4 million, respectively. All inter-company transactions are eliminated in the consolidated financial statements.

In connection with the UAC Acquisition, USPoly paid SCP a fee of $0.5 million which is included in transaction costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on $7.2 million of outstanding variable interest-rate debt obligations at December 31, 2005. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percent increase in interest rates, which would result in an annual interest expense increase of approximately $0.1 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our credit facility. In March 2003, under covenants of the new Credit Facility for ETI, the Company entered into an agreement to receive fixed and pay variable interest, with a notional amount of $2.5 million, to hedge 50% of the outstanding Term Note for three years with a LIBOR rate of 2.49%. The Senior Term Note was paid in full in connection with the new PW Eagle Senior Credit Facility of October 24, 2004. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility amounting to $11 million. This total notional amount was comprised of the remaining ETI swap contract amounting to $1.7 million, and a new PW Eagle swap contract amount of $9.3 million. The total notional amount decreased in proportion to reductions in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November 2007. During the fourth quarter of 2005, this fixed asset collateral portion of the credit facility was entirely paid, and the related swap contracts were terminated. At December 31, 2005 the Company had no outstanding swap contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of PW Eagle, Inc.:

We have audited the accompanying consolidated balance sheet of PW Eagle, Inc. and its subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PW Eagle, Inc. and its subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at Item 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ GRANT THORNTON LLP

Portland, Oregon

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PW Eagle, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the consolidated financial position of PW Eagle, Inc. and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota

March 25, 2005

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except for per share amounts)

Years ended December 31,	2005	2004	2003
Net sales	$694,244	$474,954	$331,787
Cost of goods sold	534,855	404,818	295,038

Gross profit	159,389	70,136	36,749

Operating expenses:
Freight expense	38,687	30,950	20,895
Selling expense	17,719	14,778	11,954
General and administrative expense	15,973	11,114	12,182
Restructuring and related costs	—	1,608	1,276
Other (income) expense, net	(1,771)	408	(470)

	70,608	58,858	45,837

Operating income (loss)	88,781	11,278	(9,088)

Gain on sale of investee	18,363	—	—
Interest expense	(27,051)	(20,668)	(11,828)

Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	80,093	(9,390)	(20,916)
Income tax (expense) benefit	(32,915)	3,059	8,004
Minority interest in USPoly Company	(228)	173	—
Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	618	—

Income (loss) from continuing operations	46,950	(5,540)	(12,912)
Income from discontinued operations, net of income tax	—	—	194

Net income (loss)	$46,950	$(5,540)	$(12,718)

Income (loss) from continuing operations per share:
Basic	$5.28	$(0.78)	$(1.89)
Diluted	$4.65	$(0.78)	$(1.89)
Income from discontinued operations per share:
Basic	$—	$—	$0.03
Diluted	$—	$—	$0.03
Net income (loss) per share:
Basic	$5.28	$(0.78)	$(1.86)
Diluted	$4.65	$(0.78)	$(1.86)
Weighted average number of common shares outstanding:
Basic	8,888	7,096	6,852
Diluted	10,094	7,096	6,852

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED BALANCE SHEET (in thousands, except for share data)

At December 31,	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,671	$986
Accounts receivable, net	87,062	54,610
Inventories	64,239	63,680
Deferred income taxes	2,382	1,833
Other current assets	2,861	1,306

Total current assets	162,215	122,415

Property and equipment, net	56,301	63,370
Goodwill	6,441	3,651
Deferred tax asset	325	12,526
Intangible assets	4,020	4,975
Other assets	5,154	9,789

Total assets	$234,456	$216,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$7,184	$82,017
Current maturities of long-term debt and capital leases	182	1,692
Accounts payable	68,483	31,514
Book overdraft	192	1,877
Accrued liabilities	47,907	22,795

Total current liabilities	123,948	139,895

Long-term debt, less current maturities	—	7,255
Capital lease obligations, less current maturities	19,525	19,670
Senior subordinated debt	—	27,788
Other long-term liabilities	4,944	9,505

Total liabilities	148,417	204,113

Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Undesignated stock, par value $0.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—
Stock warrants	5,844	6,956
Common stock, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding 11,210,418 and 7,517,009 shares, respectively	112	75
Class B common stock, par value $0.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—
Additional paid-in capital	61,439	33,271
Unearned compensation	(326)	(544)
Notes receivable from officers on common stock purchases	—	(78)
Accumulated other comprehensive income	372	445
Accumulated earnings (deficit)	18,598	(27,512)

Total stockholders’ equity	86,039	12,613

Total liabilities and stockholders’ equity	$234,456	$216,726

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

Years ended December 31, 2005, 2004 and 2003	Stock Warrants	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total
Balance at December 31, 2002	$6,296	7,003	$70	$30,488	$(920)	$(835)	$74	$(9,254)	$25,919

Comprehensive income (loss):
Net Income	—		—	—	—	—	—	(12,718)	(12,718)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	(21)	—	(21)
Unrealized gain on securities from non-qualified deferred compensation plans	—		—	—	—	—	318	—	318

Other comprehensive income									297

Comprehensive loss									(12,421)
Stock warrants issued (Note 9)	640		—	—	—	—	—	—	640
Common stock issued:
Options exercised	—	115	1	236	—	—	—	—	237
Company sponsored programs	—	141	2	536	(538)	—	—	—	—
Non-qualified stock options tax benefit	—		—	21	—	—	—	—	21
Stock compensation expense	—		—	—	354	—	—	—	354
Other	—		—	—	—	485	—	—	485

Balance at December 31, 2003	6,936	7,259	73	31,281	(1,104)	(350)	371	(21,972)	15,235

Comprehensive loss:
Net loss	—		—	—	—	—	—	(5,540)	(5,540)
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	(37)	—	(37)
Unrealized gain on securities from non-qualified deferred compensation plans	—		—	—	—	—	111	—	111

Other comprehensive income									74

Comprehensive loss									(5,466)
Stock warrants issued (Note 9)	82		—	—	—	—	—	—	82
Exercised	(62)	15	—	62	—	—	—	—	—
Common stock issued:
Options exercised	—	110	1	165	—	—	—	—	166
Company sponsored programs	—	133	1	900	310	—	—	—	1,211
Non-qualified stock options tax benefit	—		—	8	—	—	—	—	8
Payments received on notes	—		—	—	—	95	—	—	95
Stock compensation expense	—		—	—	250	—	—	—	250
Other	—		—	855	—	177	—	—	1,032

Balance at December 31, 2004	6,956	7,517	75	33,271	(544)	(78)	445	(27,512)	12,613

Comprehensive income (loss):
Net income	—		—	—	—	—	—	46,950	46,950
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—		—	—	—	—	58	—	58
Unrealized gain (loss) on securities from non-qualified deferred compensation plans, net of taxes	—		—	—	—	—	(131)	—	(131)

Other comprehensive income (loss)									(73)

Comprehensive income									46,877
Stock warrants issued	4,775		—	92	—	—	—	—	4,867
Exercised	(5,887)	2,302	23	11,658	—	—	—	—	5,794
Common stock issued:
Options exercised	—	32	1	327	—	—	—	—	328
Company sponsored programs	—	340	3	3,052	—	—	—	—	3,055
Private placement	—	1,019	10	13,119	—	—	—	—	13,129
Non-qualified stock options tax benefit	—	—	—	—	—	—	—	—	—
Payments received on notes receivable	—	—	—	(80)	—	78	—	—	(2)
Stock compensation expense	—	—	—	—	218	—	—	—	218
Dividends declared	—	—	—	—	—	—	—	(840)	(840)

Balance at December 31, 2005	$5,844	11,210	$112	$61,439	$(326)	$—	$372	$18,598	$86,039

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

Years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$46,950	$(5,540)	$(12,718)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of fixed assets	(500)	483	(128)
Gain on sale of metals parts business	(1,256)	—	—
Gain on sale of investee	(18,363)	—	—
Equity in earnings of unconsolidated affiliate, pretax	—	(1,002)	—
Depreciation and amortization	12,618	11,497	12,167
Royalty accretion	1,631	772	592
Warrant fair value adjustment	5,067	984	—
Amortization of debt issue costs, discounts and premiums	3,840	7,248	2,029
Receivable provisions	781	2,733	82
Inventory writedown to estimated market value	—	—	685
Deferred income taxes	11,652	(3,195)	(8,024)
Issuance of subordinated debt for interest payment	—	1,094	875
Loan forgiveness	—	—	485
Non-cash minority interest	228	(173)	—
Non-cash compensation	331	1,669	671
Other	92	—	—
Change in assets and liabilities, net of acquisitions
Accounts receivable	(33,233)	(13,055)	(2,910)
Income taxes payable	21,716	—	—
Inventories	(1,365)	(10,849)	4,642
Other current assets	(1,794)	2,879	(781)
Accounts payable	36,969	683	2,293
Accrued liabilities	4,302	(4,933)	3,400
Other, primarily royalty payments	(4,398)	(1,143)	(1,711)

Net cash provided by (used in) operating activities	85,268	(9,848)	1,649

Cash flows from investing activities:
Purchases of property and equipment	(4,672)	(1,986)	(2,233)
Purchase of Uponor Aldyl Company	—	(13,907)	—
Purchase of Extrusion Technologies, Inc.	—	—	(19,081)
Purchase of additional equity interest in affiliate	(3,169)	(1,550)	—
Proceeds from sale of Mid-States Plastics	—	—	4,400
Proceeds from sale of metals parts business	2,534	—	—
Proceeds from property and equipment disposals	874	2,210	136
Proceeds from sale of affiliate – W.L. Plastics	24,958	—	—
Payments on notes receivable	—	95	—

Net cash provided by (used in) investing activities	20,525	(15,138)	(16,778)

Cash flows from financing activities:
Change in cash overdraft	(1,685)	(4,291)	(4,142)
Borrowings under revolving credit facility	735,787	596,834	373,971
Payments under revolving credit facility	(810,620)	(549,448)	(354,376)
Payment of notes payable	(4,461)	—	—
Proceeds from sale-leaseback transactions	—	3,555	—
Payments on capital lease obligation	(186)	(222)	(86)
Proceeds from long-term debt	—	35,875	6,100
Repayment of long-term debt	(38,073)	(55,093)	(5,355)
Payment of debt issuance costs/financing costs	(101)	(3,807)	(1,126)
Issuance of common stock upon exercise of stock options	327	166	237
Cash received for USPoly stock	—	2,002	—
Common stock repurchases	—	(30)	—
Proceeds from private sale of stock	17,904	—	—

Net cash provided by (used in) financing activities	(101,108)	25,541	15,223

Net change in cash and cash equivalents	4,685	555	94
Cash and cash equivalents, beginning of year	986	431	337

Cash and cash equivalents, end of year	$5,671	$986	$431

The	accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

PW Eagle, Inc., a Minnesota corporation, (the Company or PW Eagle) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The Company distributes its products throughout the United States, including Hawaii and Alaska, and a minimal amount of shipments to selected foreign countries. The Company’s wholly-owned subsidiary, USPoly Company, LLC, (USPoly) manufactures and distributes polyethylene (PE) pipe and tubing products and accessories.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and amounts have been eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience, prior years’ write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates resulting in an increase to the allowance for doubtful accounts and bad debt expense.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. The Company’s principal raw material used in production is resin, which is subject to significant market price fluctuations.

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

The estimated fair value of the reporting unit is determined using discounted cash flow analysis. The Company completed its annual goodwill impairment test in the third quarter of 2005, with no changes in the carrying value of goodwill.

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

Comprehensive Income (Loss)—Components of comprehensive income (loss) for the Company include net income, changes in fair market value of the financial instrument designated as a hedge of interest rate exposure and changes in the fair market value of securities in the non-qualified deferred compensation plan. These amounts are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

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

Stock-based compensation—The Company has various stock-based compensation plans. In 2005, the Company continued to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Generally, under APB Opinion No. 25, stock-based compensation expense is recognized only for stock awards granted with an exercise price below fair market value on the date of grant.

Had the Company used the fair value-based method of accounting to measure compensation expense for its stock-based compensation plans and charged compensation expense against income over the vesting periods, net income (loss) and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

	2005	2004	2003
Net income (loss) applicable to common stock, as reported	$46,950	$(5,540)	$(12,718)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	128	250	218
Less: Stock-based employee compensation expense under fair value-based method, net of tax	(743)	(665)	(557)

Proforma net income (loss) applicable to common stock	$46,335	$(5,955)	$(13,057)

Basic earnings (loss) per common share
As reported	$5.28	$(0.78)	$(1.86)
Pro forma	5.21	(0.84)	(1.91)
Diluted earnings (loss) per common share
As reported	$4.65	$(0.78)	$(1.86)
Pro forma	4.59	(0.84)	(1.91)

The Company did grant stock options during 2005. No stock options were granted by the Company in 2004. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2003:

	2005	2003
Dividend yield	—	—
Expected volatility	71% - 80%	64%
Expected life of option	84 months	84 months
Risk free interest rate	3.8% - 4.5%	5.15%

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (FAS 154) which changes the accounting for the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principles in a future period that must be accounted for through a restatement of previous financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The effective date for this pronouncement is for the next fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123(R) effective January 1, 2006.

The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, effective for fiscal years beginning after June 15, 2005. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

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

Sale of Interest in W.L. Plastics

On November 1, 2005, USPoly sold its interest in W.L. Plastics. USPoly received $23.5 million cash and an additional $1.2 million will be held in escrow for a period of 18 months and is subject to customary post-closing contingencies. The gain realized was $18.4 million. The purchase price is subject to a working capital adjustment which is expected to be resolved in 2006. A substantial portion of the cash was used to pay down debt obligations of USPoly and PW Eagle.

Acquisition of ETI and Sale of Mid-States Plastics

On March 14, 2003, PW Eagle, Inc. acquired all of the outstanding stock of Uponor ETI Company (the ETI Acquisition), a subsidiary of Uponor Corporation, a Finnish company. In connection with the ETI Acquisition, Uponor ETI Company was merged with and into Extrusion Technologies, Inc. (ETI) a wholly owned subsidiary of PW Eagle formed specifically to acquire Uponor ETI Company.

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

$27.3

Acquired intangible assets consist of customer relationships, manufacturing technology, patents and trademarks. Assets held for sale relate to the net assets of Mid-States Plastics (MSP), including goodwill of $1.1 million.

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

For the year ended December 31, 2002, ETI had net sales of $89.0 million. Approximately 9% of the net sales of ETI were from sales of its wholly-owned subsidiary, MSP, and the balance was from PVC pipe products. On September 30, 2003, the Company sold MSP for a purchase price of $4.4 million. The Company incurred $0.3 million of transaction costs in connection with the sale, including $0.1 million of severance. No gain or loss was recorded on the sale. The results of operations of MSP from the date of acquisition through the date of sale (March 14, 2003 through September 30, 2003) are shown as discontinued operations in the Consolidated Statement of Operations.

The unaudited pro forma combined results of operations as if the ETI Acquisition and the sale of MSP occurred on the first day of 2003 are as follows (in thousands except per share amounts):

Net sales	$352,477
Income (loss) from continuing operations	(12,658)
Income (loss) from continuing operations per share:
Basic	(1.82)
Diluted	(1.82)

The unaudited pro forma results include amortization of the acquired intangibles described above, depreciation of acquired property, plant and equipment and interest expense on debt assumed to finance the ETI Acquisition. The unaudited pro forma results also include the impact of a $1.59 million fair value inventory adjustment recorded in connection with the purchase accounting. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed on January 1, 2003, nor are they necessarily indicative of future consolidated results.

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

Acquisition of Minority Interest in USPoly

On October 18, 2005, PW Eagle completed a transaction whereby it acquired all of the shares of USPoly that it did not previously own. USPoly Company was merged into a wholly-owned subsidiary of PW Eagle and the new company is known as USPoly Company, LLC. PW Eagle paid a total of $3.2 million cash and issued 351,904 shares of common stock to the holders of the minority shares in USPoly in consideration for their shares.

In connection with the merger, USPoly agreed with its subordinated lender that also held warrants to purchase shares in USPoly, to exchange the lender’s rights under those warrants for a $1.9 million note payable to the lender. The note bears interest at 12% and matures September 2009. The warrants had a put feature and were reflected as a liability on USPoly’s financial statements. This note was fully paid in 2005. In addition, former USPoly holders of 599,392 common stock options were issued 111,810 PW Eagle common stock options. This was based on a ratio of 0.1889 shares of PW Eagle for each option to purchase one share of USPoly common stock.

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2005	2004
Accounts receivable
Trade receivables	$89,123	$55,889
Sales discounts and allowances	(2,061)	(1,279)

	$87,062	$54,610

Inventories
Raw materials	$14,083	$13,910
Finished goods	50,156	49,770

	$64,239	$63,680

At December 31, 2003, a writedown of $0.7 was recorded to reduce inventories to estimated market value. No such provision was required at December 31, 2004 or 2005.

	2005	2004
Property and equipment
Land	$8,225	$8,434
Buildings and leasehold improvements	20,889	19,185
Machinery and equipment	112,999	114,177
Furniture and fixtures	3,240	3,766
Equipment components	5,312	4,869
Construction-in-progress	2,574	321

	153,239	150,752
Accumulated depreciation/amortization	(96,938)	(87,382)

	$56,301	$63,370

Included in land, buildings and leasehold improvements above are land and buildings currently held under a capital lease with a cost of $23.0 million and accumulated amortization of $5.1 million and $4.4 million at December 31, 2005 and 2004, respectively.

Other assets
Deferred financing costs, net of accumulated amortization of $543 and $8,724, respectively	$2,032	$4,208
Assets held for sale	1,447	1,447
Investment in affiliate	—	2,852
Other	1,675	1,282

	$5,154	$9,789

Accrued liabilities
Income taxes payable	$21,988	$272
Accrued customer incentives	7,985	5,950
Accrued payroll and benefits	12,702	7,354
Accrued interest	86	412
Accrued royalty	2,954	2,141
Self insurance accruals	1,118	1,229
Dividends payable	840	—
Restructuring	—	70
Other	234	5,367

	$47,907	$22,795

The components of accumulated other comprehensive income (loss) are as follows:

	2005	2004	2003
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$—	$(58)	$(21)
Unrealized gain on securities from non-qualified deferred compensation plans	372	503	392

Total accumulated other comprehensive income (loss)	$372	$445	$371

The following provide supplemental disclosures of cash flow activity (in thousands):

	2005	2004	2003
Interest paid	$17,301	$13,977	$7,237
Income taxes paid, net	1,346	21	68
Significant non-cash operating, investing and financing activities:
Issuance of warrants	—	1,724	640
Cancellation of restricted stock	—	(397)	(485)
Receivable related to the sale of the Phoenix facility	—	—	(2,321)
Issuance of restricted stock	—	—	538
USPoly capital lease transaction	—	1,500	—
Issuance of a note to Uponor Corporation	—	2,125	—
Issuance of shares for warrants exercise	11,681
Issuance of shares to USPoly shareholders	2,855	—	—

4. GOODWILL AND INTANGIBLE ASSETS

The Company completed its most recent annual test for impairment of goodwill and intangible assets in the third quarter of fiscal 2005, with no change in the carrying value of goodwill recorded. As of December 31, 2005, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

As described in Note 2, the Company acquired intangible assets in the UAC and ETI Acquisitions consisting of customer relationships, manufacturing technology, patents and trademarks. Intangible assets have an initial weighted average life of eight years. The following table sets forth information relating to the amortization of these intangible assets (in thousands):

	2005	2004
Intangible Assets
Customer relationships	$1,331	$1,331
Patents and trademarks	526	550
Manufacturing technologies	4,448	4,424

	6,305	6,305
Accumulated amortization	(2,285)	(1,330)

	$4,020	$4,975

Annual amortization expense	$955	$659

Estimated annual amortization expense
2006	$956	$955
2007	567	955
2008	382	566
2009	360	381
2010	360	359
Thereafter	1,395	1,759

	$4,020	$4,975

5. FINANCING ARRANGEMENTS

Current and long-term obligations at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
Borrowings under revolving credit facilities
PW Eagle	$7,184	$76,323
USPoly	—	5,694

Total borrowings under revolving credit facilities	$7,184	$82,017

Long-term debt, net of discounts
PW Eagle Subordinated Notes	$—	$23,116
PW Eagle Capital Lease Obligation	16,353	16,492
USPoly Seller Note	—	2,125
USPoly Senior Term Notes	—	6,622
USPoly Senior Subordinated Note	—	4,672
USPoly Capital Lease Obligations	3,354	3,378

Total current and long-term obligations	19,707	56,405
Less current maturities	(182)	(1,692)

Total long-term obligations	$19,525	$54,713

PW Eagle and USPoly each have separate financing arrangements with each entity responsible for its own obligations without any guarantees or cross-defaults. These arrangements are described separately below.

PW Eagle

On October 25, 2004, PW Eagle completed a refinancing of its debt. In connection with the refinancing, PW Eagle entered into a new $100 million Revolving Credit Facility with Bank of America (formerly Fleet Capital Corporation), the CIT Group/Business Credit, Inc. and Wells Fargo Business Credit, Inc. (the “Agreement”). PW Eagle’s borrowing capacity under the Agreement is limited to the sum of a Current Asset Collateral Component (CACC) based on percentages of accounts receivable and inventories and a Fixed Asset Collateral Component (FACC) of $22 million. The FACC is reduced by $0.8 million quarterly beginning March 31, 2005. Borrowings under the FACC bear interest at LIBOR plus 2.25% and borrowings under the CACC bear interest at LIBOR plus 2.0%. PW Eagle is required to pay a fee equal to 0.5% per annum of the unused portion of the Revolving Credit Facility. At December 31, 2005, the LIBOR rate was 4.375%.

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

A debt discount of $1.2 million was recorded upon the issuance of the Subordinated Notes based on the collective estimated fair value of the Subordinated Notes and warrants on the date issued. The discount is being amortized as a yield adjustment over the term of the Subordinated Notes using the effective interest method. The warrants contain provisions granting the warrant holder rights to require the Company to repurchase the warrants at the earlier of repayment or maturity of the Subordinated Notes or an event of default under the Subordinated Notes. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants have been recorded as a liability on the Company’s balance sheet for $1.5 million at December 31, 2004. During 2005 and 2004, the Company’s value for the warrants increased due to an increase in the Company’s stock price. Accordingly, the warrant liability was increased to fair value, resulting in a $4.3 million and a $0.2 million non-cash charge to interest expense in 2005 and 2004, respectively.

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

In December 2005, PW Eagle repaid all amounts outstanding under the Senior Subordinated Notes and Junior Subordinated Notes. At the date these obligations were repaid, PW Eagle had unamortized deferred financing costs of $1.0 million and unamortized debt discount of $1.0 million on the Subordinated Notes. The terms of the Subordinated Notes also required a prepayment penalty of $4.4 million. A charge of $6.4 million related to these items was recorded in the fourth quarter of 2005 as a component of interest expense.

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

On January 16, 2004, USPoly entered into a Subordinated Debt Agreement with Medallion Capital, Inc. (Medallion) for $1.3 million. Interest of 12% on the Subordinated Debt is due monthly and the note matures on January 15, 2009. In connection with the Subordinated Debt Agreement, warrants were issued to purchase up to 7.5% of USPoly’s then outstanding common stock on a fully diluted basis for $10 per issuance (fixed warrants). In addition, warrants were issued for the purchase of the lesser of 14% of USPoly’s then outstanding common stock on a fully diluted basis or for an amount sufficient to incrementally provide Medallion an overall 24.5% internal rate of return on the subordinated debt (performance warrants). The fixed warrants are exercisable at any time after January 15, 2004 through the fifth anniversary of the date when all outstanding principal and accrued interest on the subordinated debt has been paid in full. The performance warrants are exercisable immediately through the later of the maturity of the subordinated debt or at which time the subordinated debt and interest are paid in full. The warrants also contain a clause whereby after the occurrence of a put date, defined as the earlier of the maturity of the subordinated debt or an occurrence of a default under the debt agreement until the expiration date, the lender shall have the right to sell to USPoly all or a portion of the warrants or the warrant based shares. Under the clause, USPoly would be obligated to purchase such warrant or warrant based shares at USPoly’s fair value. The warrants are therefore recorded as a liability, $1.2 million at December 31, 2004 which will be periodically adjusted to fair value. A debt discount totaling $0.4 million, representing the initial value of the warrants, has been recorded in connection with the issuance of the warrants and is being amortized using the effective interest method as a yield adjustment over the term of the debt. During 2005 and 2004, the Company increased its estimate of the value of USPoly, based on its operating performance, the UAC Acquisition (see Note 2), and the sale of W.L. Plastics (see Note 2). Accordingly, the warrant liability was adjusted to fair value, resulting in a $0.7 million and a $0.8 million non-cash charge to interest expense in 2005 and 2004, respectively.

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

During the fourth quarter of 2005, USPoly repaid all amounts outstanding under the Senior Credit Facility and the Subordinated Debt Agreement. At the date these obligations were repaid, USPoly had unamortized deferred financing costs of $0.5 million and unamortized debt discount of $0.2 million. The terms of the loan agreements also required prepayment penalties of $0.4 million. A charge of $1.1 million related to these items was recorded in the fourth quarter of 2005 as a component of interest expense.

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

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2005, under terms of the capital lease obligations are (in thousands):

Capital Lease Obligations
2006	$2,375
2007	2,375
2008	2,375
2009	2,375
2010	2,360
Thereafter	27,650

Total scheduled cash payments	39,510
Less amounts representing interest	19,803

Total amounts classified as debt obligations at December 31, 2005	$19,707

Management estimates that the fair value of borrowing under its debt agreements approximates the carrying value at December 31, 2005, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, PW Eagle is required to comply with certain restrictive financial ratios and covenants. At December 31, 2005, PW Eagle was in compliance with all debt covenants.

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

(In thousands)	2005	2004
Accrual for product warranties – beginning of year	$325	$450
Accruals for warranties issued during the year	305	328
Settlements made during the year	(305)	(453)

Accrual for product warranties – end of year	$325	$325

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.6 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.6 million. No amounts were drawn on these letters of credit as of December 31, 2005.

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

Effective April 1, 2003, the Company entered into a fixed rate swap agreement for 50% of its ETI Senior Term Note. This Senior Term Note was paid in connection with the new PW Eagle Senior Credit Facility of October 25, 2004. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility amounting to $11 million. This total notional amount was comprised of the remaining ETI swap contract amounting to $1.7 million, and a new PW Eagle swap contract amount of $9.3 million. The total notional amount decreases in proportion to reductions in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. During the fourth quarter of 2005, this fixed asset collateral portion of the credit facility was entirely paid, and the related swap contracts were terminated. At December 31, 2005 the Company had no outstanding swap contracts.

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

Operating Leases

The Company has non-cancelable operating leases for certain operating facilities that expire in 2010.

Future minimum lease payments at December 31, 2005, are (in thousands):

2006	$1,189
2007	918
2008	743
2009	718
2010	461

$4,029

Rent expense under all operating leases was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9. COMMON STOCK PURCHASE WARRANTS

In connection with various financing arrangements, the Company has issued warrants to purchase common stock and Class B common stock as described below.

In December 2005, as part of the private placement transaction described in Note 13, warrants were granted to investors to purchase 304,667 shares of common stock at $27.00 per share expiring in December 2010. These warrants were valued at $13.74 per share on the date of issuance. The total value of the warrants, $4,682,076 was recorded as equity in warrants on the balance sheet.

On September 30, 2005, PW Eagle granted 12,000 warrants to a consultant at the price of $0.01 per share with an expiration date of August 1, 2015. The difference between the exercise price and the fair value, amounting to $0.1 million, was charged to expense.

In 2004, holders of the Senior Subordinated Note received warrants to purchase a total of 366,651 shares of the Company’s common stock at $0.01 per share that expire October 25, 2010. These warrants contained a put feature that required the Company to repurchase the shares at the fair market value of the stock on the date the warrants could be put to the Company. These warrants were included in other long-term liabilities due to their put feature. The initial valuation of the warrants was for $1.2 million and was recorded as a discount on the subordinated debt. This valuation was increased by $0.3 million to $1.5 million with an offsetting entry to interest expense due to the increase in value of the Company’s stock from October 25, 2004 to December 31, 2004. The valuation of these warrants was increased by $4.3 million to $5.8 million with an offsetting entry to interest expense due to the increase in value of the Company’s stock from January 1, 2005 to November 16, 2005. On November 16, 2005, the warrant holder elected to make a cashless exercise of their warrants to purchase 366,302 shares of common stock. The share differential represents the effect of the cashless exercise in which the holder forfeits the right to receive a certain number of warrant shares in lieu of paying the current exercise price in cash.

During 2004, the Company issued additional warrants to purchase 20,818 shares of the Company’s stock in connection with certain lease agreements. These warrants were valued at $0.1 million and were recorded as an increase to stockholder’s equity and a discount on the capital lease obligation.

The former holders of the Senior Subordinated Notes held warrants to purchase a total of 1,940,542 shares of the Company’s common stock or Class B common stock at $0.01 per share which expire September 20, 2009. The number of shares issuable upon exercise and the warrant exercise price were adjustable in the event the Company paid a dividend in common stock, subdivided or combined its common stock, or sold capital stock or options to purchase capital stock at a price less than the market price of its capital stock on the date of issuance or completed a capital reorganization or reclassification of its capital stock. The Company granted the warrant holders a right of first refusal. The Company cannot sell or issue any of its common stock, options or convertible securities unless it has first offered to sell to each warrant holder its proportionate share. Certain affiliates of the Company granted the warrant holders tagalong rights that gave the warrant holders the right to join any affiliate in the sale of any of their shares. On January 28, 2005, some warrant holders elected to make a cashless exercise of their warrants to purchase 597,090 shares of Class B common stock in exchange for 595,508 shares of Class B common stock. The share differential represented the effect of the cashless exercise in which, in lieu of paying the current exercise price in cash, the holder forfeited the right to receive a certain number of warrant shares having a fair market value equal to the warrant exercise price. The Class B common stock issued to the warrant holders was convertible, at the holders’ option, into shares of the Company’s common stock at a 1:1 ratio. On December 20, 2005, the 595,508 shares of Class B common stock were converted to regular common stock under the 1:1 ratio.

On May 17, 2005, the holder of a warrant to purchase 1,343,452 shares of common stock at $0.01 per share made a cashless exercise of the warrant and received 1,340,657 shares of common stock. The warrant holder also exercised its right to require the Company to file a Registration Statement on the Form S-3, to register these shares. The Registration Statement became effective August 12, 2005. As of October 4, 2005, all shares registered with this Registration Statement had been sold.

In connection with the amendment of its subordinated debt agreement in the first quarter of 2003 to acknowledge and reflect the purchase of Uponor ETI Company, the Company issued a warrant to purchase an aggregate of 350,000 shares of PW Eagle common stock for $9.50 per share. The warrants became exercisable on October 1, 2004, and expire March 14, 2013 unless earlier terminated. The warrants were valued at $640,000 and were recorded as an increase to stockholder’s equity and a discount on the subordinated debt. As described in Note 20, these warrants were exercised in January 2006.

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

At December 31, 2005, the Company had a net deferred tax asset of approximately $2.7 million (approximately $14.4 million at December 31, 2004). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

Deferred taxes as of December 31, 2005 and 2004, are summarized as follows (in thousands):

	2005	2004
Current deferred taxes:
Inventory valuation allowance	$64	$100
Warranty reserves	117	135
Allowance for doubtful accounts	365	222
Accrued liabilities	1,435	976
Inventory cost capitalization	397	396
Other	4	4

	$2,382	$1,833

Long-term deferred taxes:
Excess tax over book depreciation	$(2,462)	$(2,963)
Non-compete agreement	86	105
Federal and state net operating loss carryforwards	65	13,463
State tax credit carryforwards	110	273
AMT credit carryforwards	—	116
Restricted stock options	328	227
Royalty agreement	2,355	2,519
Intangibles	(707)	(1,168)
Investment earnings in non-qualified plan	550	367
Equity in undistributed earnings of unconsolidated affiliate	—	(384)
Other	—	(29)

	$325	$12,526

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2005	2004	2003
Current	$21,263	$136	$20
Deferred	11,652	(3,195)	(8,024)

Income tax expense (benefit) from operations	32,915	(3,059)	(8,004)
Income tax expense for equity in earnings of unconsolidated affiliate	—	384	—

Total income tax expense (benefit)	$32,915	$(2,675)	$(8,004)

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2005	2004	2003
Expected federal expense (benefit)	$28,032	$(2,852)	$(7,314)
State taxes, net of federal benefit and credits	3,444	(361)	(690)
Permanent difference for interest charges related to stock warrants	1,992	584	—
Deduction for domestic production activities	(720)	—	—
Other	167	(46)	—

Income tax expense (benefit)	$32,915	$(2,675)	$(8,004)

11. EARNINGS PER COMMON SHARE

The following tables reflect the calculation of basic and diluted earnings per share:

(in thousands, except for per share amounts)	2005	2004	2003
Income (loss) from continuing operations	$46,950	$(5,540)	$(12,912)
Income from discontinued operations	—	—	194

Net income (loss)	$46,950	$(5,540)	$(12,718)

Weighted average shares – basic	8,888	7,096	6,852
Effect of stock warrants	528	—	—
Effect of other dilutive securities	678	—	—

Weighted average shares – diluted	10,094	7,096	6,852

Income (loss) from continuing operations per share – basic	$5.28	$(0.78)	$(1.89)
Income from discontinued operations per share – basic	—	—	0.03
Net income (loss) per share – basic	$5.28	$(0.78)	$(1.86)

Income (loss) from continuing operations per share – diluted	$4.65	$(0.78)	$(1.89)
Income from discontinued operations per share – diluted	—	—	0.03
Net income (loss) per share – diluted	$4.65	$(0.78)	$(1.86)

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	2005	2004	2003
Stock options	184	807	1,107
Stock warrants	305	2,783	2,411
Unvested restricted stock	—	209	369

12. EMPLOYEE BENEFIT PLANS

Benefit Plan

PW Eagle’s and USPoly’s 401(k) plan covers all eligible employees. Eligible employees may elect to defer up to 25% of their eligible compensation. The plan provides for Company-paid matching contributions of 50% of participant contributions up to 6% of compensation. The match was temporarily suspended January 1, 2004 and reinstated July 1, 2004.

PW Eagle’s board of directors determines each year if an additional contribution will be made based on PW Eagle’s performance. An additional contribution of 3% was approved for 2005. No additional contribution was approved for 2004 or 2003. Total amounts charged to operations were $1.9 million, $0.3 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

USPoly participated in PW Eagle’s retirement savings plan from August 22, 2003 to December 14, 2003. USPoly matching contributions to the Plan were $8,000 for that period.

On December 15, 2003, a separate plan with terms similar to PW Eagle’s plan, USPoly Employees’ Savings Plan, was created for employees of USPoly and Company matching contributions to the plan were $133,000, $43,000 and $1,000 for the years ended December 31, 2005, 2004 and the period from December 15, 2003 to December 31, 2003, respectively. No discretionary profit sharing contributions were made in 2005, 2004 or 2003.

All active hourly union employees in the Company’s Buckhannon, West Virginia plant are covered by a defined contribution plan. The Company’s sole responsibility is to make contributions, in accordance with the union contract, of $85, $80 and $75 per month per employee in 2005, 2004 and 2003, respectively. The Company does not have access to plan information. Contributions by the Company in 2005, 2004 and 2003 totaled $67,000, $66,000 and $41,000, respectively.

Restricted Stock Grants

In 2003, the Company awarded restricted stock grants of 140,900 to certain officers, directors and employees. The Company did not award any restricted stock grants in 2005 or 2004. Restricted stock is issued at the low trading price on the date of grant. This ranged from $3.77 to $4.20 for 2003. These shares carry dividend and voting rights. Sales or transfers of these shares are restricted prior to the date of vesting. With the exception of 20,000 shares issued in 2003, the shares will vest 20% after three years, 30% after four years, and the remaining 50% after five years from the date of grant. The remaining 20,000 shares of restricted stock issued in 2003 vested 100% on January 1, 2005. Restricted stock is subject to forfeiture in the event of termination of employment prior to the vesting date for reasons other than death or disability. During 2005, 2004 and 2003, 38,300, 63,800 and 42,200 shares of restricted stock vested, respectively. A total of 79,300 shares of restricted stock were cancelled in 2004, due to the departure of certain officers and employees. As of December 31, 2005, 330,600 shares of restricted stock were outstanding, of which 172,100 are unvested.

Unearned compensation was charged for the fair value of the restricted shares at the time of award. The unearned compensation is shown as a reduction of stockholders’ equity in the balance sheet and is being amortized ratably as compensation expense over the related vesting period. Total amounts charged to operations were $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation Plans

The Company’s 1991 and 1997 stock option plans (the Plans) provide for the granting of 3.2 million of incentive or non-qualified stock options to key employees and directors. Generally, options outstanding under the Company’s Plans: (i) are granted at prices equal to the closing market price of the stock on the date of grant, (ii) vest ratably over a five year vesting period, and (iii) expire not greater than ten years from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003, and changes during the year ended on those dates is presented below (shares in thousands):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	807	$4.64	1,107	$4.30	1,052	$3.30
Granted	371	15.04	—	—	174	4.71
Exercised	(33)	10.06	(161)	2.13	(115)	2.06
Canceled	(9)	9.53	(139)	4.84	(4)	3.09

Outstanding at end of year	1,136	7.84	807	4.64	1,107	4.30

Options exercisable at year end	759	5.55	610	4.25	741	3.58

Options available for future grant	*441		303		170

Weighted average fair value of options granted		10.53		N/A		3.29

*	Amount includes an increase of 500,000 shares available for future grants approved by the Board of Directors on March 2, 2006 as disclosed in Note 20.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 to 2.75	227	2.65	$1.53	227	$1.53
3.09 to 4.51	270	4.97	3.55	232	3.47
5.15 to 7.50	313	7.30	6.11	172	6.42
8.15 to 16.00	142	6.97	9.66	82	10.77
$ 23.47	184	9.96	23.47	46	23.47

	1,136	6.20	$7.84	759	$5.55

13. STOCKHOLDERS’ EQUITY

In prior years, the Company established a program that provided loans to board members and various officers to purchase shares of the Company. This program was terminated in 2002. At December 31, 2004, one such loan, in the amount of $78,000, was outstanding, and it was fully paid in 2005.

Sale of Common Stock

On December 7, 2005, PW Eagle sold 1,018,667 shares of common stock at a price of $18.75 per share and 304,667 warrants to purchase common stock at a price of $27.00 per share. The net proceeds of $17.9 million were used to pay down revolving debt. The common stock purchase agreement also requires a payment of 1% of the gross proceeds per month ($191,000) should a Form S-1 to register the shares not be declared effective prior to April 4, 2006. The Form S-1 was declared effective on February 23, 2006.

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

In connection with these activities, the Company incurred restructuring charges of $1.6 million in 2004 and $1.3 million in 2003. At December 31, 2005, the Company has no payments remaining from the restructuring.

Following is a summary of the restructuring reserve activity (in thousands):

	Severance	Other	Total
Restructuring accrual at December 31, 2002	$63	$—	$63
Additions to reserve	1,253	23	1,276
Charges against reserve	(138)	(23)	(161)

Restructuring accrual at December 31, 2003	1,178	—	1,178
Additions to reserve	106	41	147
Charges against reserve	(1,214)	(41)	(1,255)

Restructuring accrual at December 31, 2004	70	—	70
Charges against reserve	(70)	—	(70)

Restructuring accrual at December 31, 2005	$—	$—	$—

15. SEGMENT INFORMATION

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

A summary of the Company’s business activities reported by its two business segments follows (in thousands):

	2005	2004	2003
Business Segments (in thousands)
Net sales:
PVC	$612,258	$445,880	$319,092
PE	81,986	29,074	12,695

	$694,244	$474,954	$331,787

Operating income:
PVC	$84,387	$11,140	$(9,454)
PE	4,394	138	366

Total operating income	88,781	11,278	(9,088)
Gain on sale of investee	(18,363)	—	—
Interest expense	27,051	20,668	11,828
Income (loss) before income taxes and minority interest	$80,093	$(9,390)	$(20,916)

Expenditures for property and equipment:
PVC	$3,145	$1,582	$2,144
PE	1,527	195	89

Total	$4,672	$1,777	$2,233

Depreciation and amortization expense:
PVC	$9,987	$10,381	$11,629
PE	2,631	1,116	538

Total	$12,618	$11,497	$12,167

Goodwill:
PVC	$3,651	$3,651	$3,651
PE	2,790	—	—

Total	$6,441	$3,651	$3,651

Total Assets:
PVC	$191,788	$159,675	$145,983
PE	39,961	36,742	7,512
Corporate	2,707	14,359	11,683

Total assets	$234,456	$210,776	$165,178

PE assets include investment in affiliate of $0, $2.9 and $0.3 million for the years ended December 31, 2005, 2004 and 2003.

16. SIGNIFICANT VENDOR CONCENTRATION

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2005, 2004 and 2003, purchases of primary raw materials from three vendors totaled 90%, 87% and 85%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

	March	June	September	December	Year Ended
Quarter ended:

2005
Net sales	$142,640	$161,626	$176,155	$213,823	$694,244
Gross profit	23,139	24,305	28,461	83,484	159,389
Operating income	7,986	8,491	9,965	62,339	88,781
Income from continuing operations before taxes	4,217	4,107	5,055	66,714	80,093
Income from continuing operations	2,696	2,283	2,913	39,058	46,950

Net income	2,696	2,283	2,913	39,058	46,950

Earnings from continuing operations
Basic	$0.35	$0.27	$0.31	$3.91	$5.28
Diluted	$0.27	$0.23	$0.30	$3.56	$4.65
Earnings per share
Basic	$0.35	$0.27	$0.31	$3.91	$5.28
Diluted	$0.27	$0.23	$0.30	$3.56	$4.65

2004
Net sales	$106,091	$118,678	$117,941	$132,244	$474,954
Gross profit	10,026	23,946	17,605	18,559	70,136
Operating income (loss)	(2,984)	8,530	3,849	2,291	11,686
Income (loss) from continuing operations before taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	(6,499)	4,655	(833)	(6,713)	(9,390)
Income (loss) from continuing operations	(3,875)	2,945	(240)	(4,370)	(5,540)
Net income (loss)	(3,875)	2,945	(240)	(4,370)	(5,540)
Earnings (loss) from continuing operations
Basic	(0.56)	0.43	(0.03)	(0.60)	(0.78)
Diluted	(0.56)	0.31	(0.03)	(0.60)	(0.78)
Earnings (loss) per share
Basic	(0.56)	0.43	(0.03)	(0.60)	(0.78)
Diluted	(0.56)	0.31	(0.03)	(0.60)	(0.78)

The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

18. RELATED PARTY TRANSACTIONS

Certain members of the Company’s Board of Directors are members of Spell Capital Partners, LLC (SCP). In 2003, two members of SCP served as officers and employees of the Company. Under an arrangement with SCP, PW Eagle paid SCP a monthly fee of $17,750 in 2003, for office space and administrative support for these employees. In connection with the restructuring activities (See Note 14), the officers resigned and this arrangement was replaced with an agreement under which PW Eagle pays SCP a monthly management fee of $52,000. USPoly paid SCP management fees of $63,000 for the period January 1, 2004 through September 30, 2004, and in October 2004 began paying a quarterly management fee of $37,500 for supervisory and monitoring services as well as advice and assistance with acquisitions, divestitures and financing activities. Costs incurred under these arrangements of $0.8 million, $0.7 million and $0.2 million in 2005, 2004 and 2003, respectively, are included in General and Administrative expenses in the consolidated statement of operations. In the fourth quarter of 2005, the Board of Directors approved a bonus payment to SCP of $0.7 million, which is also included in General and Administrative expenses.

During 2004 and 2003, PW Eagle paid certain operating expenses for USPoly. Transactions with USPoly included the rental of certain operating facilities and expenses related to certain services provided to and delivered by

PW Eagle. At December 31, 2004 and 2003, the inter-company balance was approximately $0.1 million and $1.4 million, respectively. All inter-company transactions are eliminated in the consolidated financial statements.

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

As explained in Note 2, on October 18, 2005, PW Eagle purchased the remaining shares of USPoly which it did not previously own.

During 2004, USPoly created a stock option plan under which 2,000,000 shares are authorized for issuance. As of December 31, 2004, USPoly had granted to various directors and employees, at fair value, 531,250 shares, of which 161,265 were exercisable and none were exercised. The 531,250 shares represented less than 4% of USPoly’s outstanding stock.

As explained in Note 2, USPoly option holders received PW Eagle options upon the acquisition of the remaining unowned shares of USPoly on October 18, 2005.

20. SUBSEQUENT EVENTS

Warrant Exercise

On January 5, 2006, Corporate Property Associates 14 Incorporated completed the cashless conversion of warrants to purchase 125,818 shares of common stock in exchange for 125,745 shares of common stock.

On January 5, 2006, JP Morgan Partners (23A SIBC), L.P. completed the cashless conversion of warrants to purchase 242,308 shares of the Company’s common stock in exchange for 135,681 shares of common stock.

Relocation

On February 2, 2006, the Company announced that its wholly-owned subsidiary, USPoly, was combining all of its Oklahoma-based operations into a single location. This will involve relocating all production equipment, warehousing and other support services from their current Shawnee, OK location into existing space at USPoly’s Tulsa location. The changes are expected to occur over the next several months. Shawnee-based employees will be offered positions in Tulsa along with assistance in relocation. USPoly expects to no longer have a presence in Shawnee when the move is complete and to offer the current facility for sale. PW Eagle does not anticipate the relocation plan to have a significant impact on its consolidated results of operations.

Stock option share reserve

On March 2, 2006, the Board of Directors approved an increase of 500,000 shares available for future granting under the 1997 Stock Option Plan. This increase will be subject to shareholder approval at the annual meeting to be held in May, 2006. There is no financial impact of this action.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to our directors is incorporated by reference to the sections labeled “Election of Directors” and “Code of Ethics”, and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which appear in our definitive proxy statement for our 2006 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Jerry A. Dukes	58	Chief Executive Officer and President
Scott Long	43	Executive Vice President and Chief Financial Officer
N. Michael Stickel	63	Executive Vice President—Sales and Marketing
John R. Cobb	54	Executive Vice President—Operations
Keith H. Steinbruck	56	Vice President—Technical Director
Neil R. Chinn	55	Vice President—Human Resources
Dobson West	59	Secretary

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

Scott Long was elected Executive Vice President and Chief Financial Officer of PW Eagle in March of 2005 and CFO of PW Eagle in October 2003. Previously, Mr. Long was Chairman of Uponor ETI since 2001. He served as president of Uponor ETI since 1998. Mr. Long joined ETI in 1991 as Corporate Controller. From 1994-1998, he held various financial, business development and general management positions within the Uponor organization in the United States and Europe. Prior to joining ETI, Mr. Long was a CPA in public practice. Mr. Long has a B.S. degree in Accounting and Business Administration from the University of Kansas and holds a Colorado CPA certificate (currently in inactive status).

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

Dobson West was elected Secretary in August 1998. Mr. West also served as Chief Administrative Officer and General Counsel from November 1999 through January 2004. In addition, Mr. West is Senior Managing Director of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the upper Midwest. Previously, Mr. West was in the private practice of law for over 20 years with Fredrikson & Byron, P.A. He has a B.A. degree from Williams College and a J.D. degree from the University of Minnesota.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” which appears in our definitive proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” which appears in our definitive proxy statement for our 2006 Annual Meeting of Shareholders.

The following table reflects certain information about our equity compensation plans as of December 31, 2005.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	1,136	$7.84	0
Warrants	792	14.58	—
Equity compensation plans not approved by security holders	—	—	—

Total	1,928	$10.61	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” which appears in our definitive proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled “Audit Fees” which appears in our definitive proxy statement for its 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: March 28, 2006	By:	/s/ JERRY A. DUKES
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

Signature	Title	Date

/s/ Jerry A. Dukes Jerry A. Dukes	Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/s/ Scott Long Scott Long	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2006

/s/ Denver Kaufman Denver Kaufman	Director	March 28, 2006

/s/ Richard W. Perkins Richard W. Perkins	Director	March 28, 2006

/s/ Bruce A. Richard Bruce A. Richard	Director	March 28, 2006

/s/ William H. Spell William H. Spell	Co-Chairman of the Board	March 28, 2006

/s/ Harry W. Spell Harry W. Spell	Co-Chairman of the Board	March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To	the Stockholders and the Board of Directors
of	PW Eagle, Inc.

Our audits of the consolidated financial statements as of December 31, 2004, and for each of the two fiscal years in the period ended December 31, 2004, referred to in our report dated March 25, 2005 appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 also included an audit, of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for each of the two fiscal years in the period ended December 31, 2004. In our opinion, this financial statement schedule presents fairly in all material respects, the information set forth therein as of December 31, 2004, and for each of the two fiscal years in the period ended December 31, 2004, when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Minneapolis, Minnesota March 25, 2005

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Beginning Year Balance	Additions	Assumed Allowance (2)	Deductions (1)	Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2005	$1,279	$11,029	$—	$10,247	$2,061
Fiscal year ended December 31, 2004	$952	$2,167	$211	$2,051	$1,279
Fiscal year ended December 31, 2003	$663	$1,021	$419	$1,151	$952

[1]	Primarily sales discounts and allowances.
[2]	Assumed allowances from the acquisition of ETI and UAC.

EXHIBIT INDEX

Number	Description**

2.1	Merger Agreement, dated September 30, 2005, among the Registrant, Poly Merger, LLC and USPoly Company. (Incorporated by reference to the Registrant’s Form 8-K filed October 6, 2005.)

3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.2	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.3	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.4	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.5	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1992.)*

10.6	Registrant’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1996.)*

10.7	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.8	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.9	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.10	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.11	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.12	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.13	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.14	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

Number	Description**

10.15	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and the Registrant, as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

10.16	Warrant Agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.17	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and the Registrant. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.18	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.19	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and the Registrant as tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.20	Management Service Agreement between Spell Capital Partners, LLC and the Registrant dated January 1, 2004. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.21	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant dated March 30, 2004. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.22	Lease Agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.23	Lease Agreement dated April 1, 2004 between Continental Properties, LLC and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.24	Contribution and Membership Interest Purchase Agreement dated September 1, 2004 among Uponor Aldyl Company, Inc., Uponor North American, Inc., Uponor Aldyl Holding Company, LLC and PW Poly Corp. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.25	Lease dated September 27, 2004 between Uponor Aldyl Company, Inc. as Landlord and PW Poly Corp. as Tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.26	Redacted Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between the Registrant and Fleet Capital Corporation. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.27	Post Closing Agreement—Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between the Registrant and Fleet Capital Corporation. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.28	Revolving Note dated October 25, 2004, between Fleet Capital Corporation and the Registrant. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.29	Management Fee Subordination Agreement dated October 25, 2004 between Spell Capital Partners LLC, Fleet Capital Corporation and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

Number	Description**

10.30	Revolving Note dated October 25, 2004 between The CIT Group/Business Credit, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.31	Revolving Note dated October 25, 2004 between Wells Fargo Business Credit, Inc., and the Registrant. (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.32	Third Amendment to Lease Agreement dated October 25, 2004 between PWE (MULTI) QRS 14-85 INC, and the Registrant. (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.33	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.34	First Amendment to Fourth Amended and Restated Loan and Security Agreement between the Registrant and Fleet Capital Corporation, dated March 15, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.35	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between the Registrant and Churchill Capital Partners IV, L.P., dated March 15, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.36	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.37	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.38	Warrant issued to Adizes USA, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

10.39	Second Amendment to Fourth Amended and Restated Loan and Security Agreement and First Amendment to Subordination Agreement, dated September 30, 2005, among the Company, Bank of America, N.A. and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

21	List of Subsidiaries of the Registrant: USPoly Company, LLC (State of Organziation: Minnesota).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.***

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Filed herewith