Form 10-K/A
period 2005-12-31
PW EAGLE INC
filed 2006-05-01
CIK 852426

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

The aggregate market value of our common stock held by non-affiliates as of June 30, 2005 was approximately $40,997,423 (based on the closing sale price of $ 5.97 per share as reported on the Nasdaq Global Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2006 was 11,573,141.

This Form 10-K/A-1 is being filed in order to include information required by Part III, Items 10-14, originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board currently consists of the five directors listed below:

Class I Directors whose terms of office will continue until the 2008 Annual Meeting of Shareholders:

Denver Kaufman (1)(2)(3)

Richard W. Perkins (1)(2)(3)

Class II Directors whose terms of office will continue until the 2007 Annual Meeting of Shareholders:

Bruce A. Richard (1)(2)(3)(4)(5)

William H. Spell (4)

Class III Director whose term of office will continue until the 2006 Annual Meeting of Shareholders:

Harry W. Spell(4)

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Governance/Nominating Committee
(4)	Member of Executive Committee
(5)	Audit Committee Financial Expert

The following is information concerning the principal occupations for at least the past five years of the directors:

Harry W. Spell, age 82, has served as a director of PW Eagle since 1992, has been Chairman of the Board from January 1992 until January 2004, and serves as Co-Chairman since January 2004. He also served as Chief Executive Officer of PW Eagle from January 1992 to January 1997. In addition, Mr. H. Spell is the Chairman of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. H. Spell has been involved in private equity investing since 1988. He was employed by Xcel Energy, a Fortune 500 company, until August 1988, where he served as Senior Vice President of Finance and Chief Financial Officer. Mr. H. Spell currently serves as a director of Appliance Recycling Centers of America, Inc., as well as several private organizations. Mr. H. Spell is the father of William H. Spell.

William H. Spell, age 48, has served as a director of PW Eagle since January 1992 and Chief Executive Officer from January 1997 to January 2004, and served as PW Eagle’s President from January 1992 to January 1997. Effective January 2, 2004, he resigned all operating positions and is currently Co-Chairman of the Board. In addition, Mr. W. Spell is the President of Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. W. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. W. Spell was Vice President and Director of Corporate Finance at a regional investment banking firm located in Minneapolis, Minnesota. Mr. W. Spell is the son of Harry W. Spell. Mr. W. Spell has a BS and an MBA degree from the University of Minnesota.

Bruce A. Richard, age 75, has been a director of PW Eagle since March 1992 and Vice Chairman since February 1996. In addition, Mr. Richard is affiliated with Spell Capital Partners, LLC, a private equity firm that focuses on leveraged acquisitions of established businesses in the Upper Midwest. Mr. Richard has been involved in private equity investing since 1988. He retired as President and Chief Operating Officer of Xcel Energy, a Fortune 500 company, in July of 1986. He is a former member of the Board of Regents of St. John’s University, and serves as a director of several private companies and is actively involved in other philanthropic organizations.

Denver Kaufman, age 76, has been a director of PW Eagle since April 2002. Since January 1998, Mr. Kaufman has been President of Partners for Assistance in Living, LLC, an organization providing housing for the elderly. From 1991 to 1997, he was President of Housing Alternatives Development Corporation, a nonprofit corporation engaged in providing housing for the frail and elderly, low and moderate income families and handicapped. From 1961 to 1990, he was in the private practice of law with the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. and was of counsel to such firm from 1990 to 1992.

Richard W. Perkins, age 75, has been a director of PW Eagle since January 1992. Mr. Perkins has been President of Perkins Capital Management, Inc., a registered investment adviser, since 1984 and has had over 45 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Inc. where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. Mr. Perkins is also affiliated with

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Messr. W. Spell reported one transaction of a stock award on a Form 4 that was not timely filed.

Code of Ethics and Code of Conduct

The Company has adopted the PW Eagle Code of Ethics for Financial Executives (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company has also adopted a Code of Ethics and Business Conduct that applies to the Company’s officers, directors and employees (“Code of Conduct”). The Code of Ethics and Code of Conduct are available at no charge through our website at www.pweagleinc.com or to any stockholder who sends a written request for a paper copy to: Investor Relations Manager, PW Eagle, Inc., 1550 Valley River Drive, Eugene, Oregon 97401. If any substantive amendments are made to the Code of Ethics or Code of Conduct or any waiver granted, including any implicit waiver from a provision of the Code of Ethics or Code of Conduct to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the Code of Ethics or Code of Conduct enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendments or waiver on the Company’s website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued during each of PW Eagle’s last three fiscal years to the Chief Executive Officer and to PW Eagle’s other four most highly compensated executive officers who received compensation in excess of $100,000 during fiscal 2005 (such individuals referred to as the “named executive officers”):

	Fiscal Year	Annual Compensation			Long-Term Compensation Awards		Payouts
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	Options SARs (#)	LTIP Payouts	All Other Compensation ($)
Jerry A. Dukes, CEO and President	2005 2004 2003	270,000 270,000 147,778	212,375 321,089 —	— — —	— — 209,100	40,000 — 61,500	— — —	12,592 17,723 26,933	(2)

Scott Long, CFO and Exec. VP	2005 2004 2003	229,941 222,000 145,643	154,860 260,386 —	— — —	— — 153,300	28,000 — 48,500	— — —	8,717 29,808 4,369	(3)

		Annual Compensation			Long-Term Compensation Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	Options SARs (#)	LTIP Payouts	All Other Compensation ($)
John R. Cobb, Exec. VP Operations	2005 2004 2003	243,406 235,000 211,279	129,706 129,955 —	— — —	— — —	28,000 — —	— — —	10,818 1,272 6,000	(4)

N. Michael Stickel, Exec. VP Sales & Marketing	2005 2004 2003	236,864 226,026 212,139	127,951 130,044 —	— — —	— — 33,600	28,000 — 4,000	— — —	10,348 2,544 6,624	(5)

Keith Steinbruck, VP, Technical Director	2005 2004 2003	163,772 157,767 148,428	65,330 56,508 —	— — —	— — —	— — —	— — —	5,368 2,217 1,867	(6)

(1)	Aggregate shares of restricted stock held by the named executive officers at December 31, 2005 and the value of such shares as of December 30, 2005 (based on a closing stock price of $20.50 per share) are as follows: Mr. Dukes held 49,500 shares valued at $1,014,750; Mr. Long held 35,500 shares valued at $727,750; Mr. Cobb held 33,500 shares valued at $686,750 and Mr. Stickel held 33,000 shares valued at $676,500. Mr. Steinbruck held no shares of restricted stock at December 31, 2005. Dividends, as declared by the Company, will be paid on the shares.
(2)	Amount includes Company contribution for the benefit of Mr. Dukes to the 401(k) plan of $7,422 and a contribution to the nonqualified pension plan of $5,170.
(3)	Amount includes Company contribution for the benefit of Mr. Long to the 401(k) plan of $5,791 and a contribution to the nonqualified pension plan of $2,925.
(4)	Amount includes Company contributions for the benefit of Mr. Cobb to the 401 (k) plan of $6,623 and a contribution to the nonqualified pension plan of $4,196.
(5)	Amount includes Company contributions for the benefit of Mr. Stickel to the 401(k) plan of $6,391 and a contribution to the nonqualified pension plan of $3,957.
(6)	Amount includes Company contribution for the benefit of Mr. Steinbruck to the 401(k) plan of $5,368.

Option/SAR Grants During 2005 Fiscal Year

	Options Granted		Percent of Options Granted to Employees	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5% ($)	10% ($)
Jerry A. Dukes	40,000	(1)	10.79%	23.47	12/13/2015	1,529,206	2,435,000
Scott Long	28,000	(1)	7.55%	23.47	12/13/2015	1,070,444	1,704,504
John R. Cobb	28,000	(1)	7.55%	23.47	12/13/2015	1,070,444	1,704,504
N. Michael Stickel	28,000	(1)	7.55%	23.47	12/13/2015	1,070,444	1,704,504
Keith Steinbruck	—		—	—	—	—	—

(1)	Options were granted 12/13/05 and vest at a rate of 25% per year starting December 13, 2005.

Aggregated Option/SAR Exercises in 2005 Fiscal Year and Fiscal Year End Option Values

The following table sets forth information as to individual exercises of options, number of options and value of options at December 31, 2005 with respect to the named executive officers:

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Securities Underlying Options/SARs at FY-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($)(1) Exercisable/ Unexercisable
Jerry A. Dukes	—	—	34,600 / 66,900	394,260 / 591,390
Scott Long	—	—	26,400 / 50,100	307,780 / 461,670
John R. Cobb	—	—	78,500 /21,000	1,219,199 / —
N. Michael Stickel	—	—	77,400 / 39,600	922,376 / 246,584
Keith Steinbruck	—	—	— / —	— /—

(1)	Based on the difference between the closing price of the Company’s Common Stock as reported by Nasdaq at December 30, 2005 and the option exercise price.

Employment Agreements

Jerry A. Dukes was elected Chief Executive Officer of PW Eagle in March 2005, and President of PW Eagle in October 2003. Mr. Dukes receives an annual base salary of not less than $270,000. Along with his base salary, he can receive an annual bonus under the Performance Bonus Plan, which varies annually, depending upon the amount of the target bonus. Mr. Dukes could receive up to 71.25% of his base salary if the Company meets certain operating profit levels. If Mr. Dukes’ employment is terminated for any reason other than for cause, his base salary would continue for a period of not less than 9 months.

Scott Long was elected Executive Vice President and Chief Financial Officer of PW Eagle in March of 2005, and CFO of PW Eagle in October 2003. Mr. Long receives an annual base salary of not less than $222,000. Along with his base salary, he can receive an annual bonus under the Performance Bonus Plan, which varies annually, depending upon the amount of the target bonus. Mr. Long could receive up to 60% of his base salary if the Company meets certain operating profit levels. If Mr. Long’s employment is terminated for any reason other than for cause, his base salary would continue for a period of not less than 9 months.

Compensation of Directors

In 2005, Mr. Richard, Vice Chairman of the Board, was compensated at the rate of $3,167 per month for his services in such capacities. Mr. Richard received director fees in the total amount of $38,000 for fiscal 2005. Messrs. R. Perkins and D. Kaufman were compensated at the rate of $1,947 per month for their roles as directors. Compensation to directors consisted of payments to Mr. Perkins and Mr. Kaufman in the amount of $23,364 each.

In the fourth quarter of 2005, the Board approved a bonus payment to Messrs. H. Spell, R. Perkins, D. Kaufman and B. Richard of $12,000 each. This was paid to the respective directors on January 9, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 14, 2006, concerning the beneficial ownership of the Company’s voting securities by persons who are known to own five percent or more of a class of voting stock of the Company, by each executive officer named in the Summary Compensation Table, by each director and nominee, and by all directors and executive officers (including the named individuals) of the Company as a group. Unless otherwise indicated, each person named or included in the group has sole voting and investment power with respect to the shares of Common Stock set forth opposite the shareholder’s name. Shares not outstanding but deemed beneficially owned by virtue of the individual’s right to acquire them as of March 14, 2006, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

	Common Stock
Name (and Address of 5% Owners) or Identity of Group	Shares		Percent of Class (1)
Pirate Capital LLC 200 Connecticut Avenue Norwalk, CT 06854	2,000,000	(2)	17.0%

Caxton International Limited C/O Prime Management Limited Mechanics Building 12 Church Street Hamilton HM11, Bermuda	669,000	(3)	5.7%

William H. Spell 222 S. Ninth Street Minneapolis, MN 55402	642,505	(4)(5)(6)	5.4%

Harry W. Spell 222 S. Ninth Street Minneapolis, MN 55402	352,774	(5)(6)(7)	3.0%

Richard W. Perkins 730 East Lake Street Wayzata, MN 55391	285,982	(6)(8)	2.4%

Bruce A. Richard 2458 Farrington Circle Roseville, MN 55113	198,582	(6)(9)	1.7%

Dobson West 222 S. Ninth Street Minneapolis, MN 55402	189,906	(10)	1.6%

John R. Cobb 1550 Valley River Drive Eugene, OR 97401	139,418	(12)	1.2%

N. Michael Stickel 1550 Valley River Drive Eugene, OR 97401	103,084	(11)	*

Jerry A. Dukes(16) 1550 Valley River Drive Eugene, OR 97401	99,570	(13)	*

Scott Long 1550 Valley River Drive Eugene, OR 97401	77,100	(14)	*

Keith Steinbruck 1550 Valley River Drive Eugene, OR 97401	24,000		*

Denver Kaufman 2960 Tonkaha Drive Wayzata, MN 55391	-0-		-0-

Martin White(16)	-0-		-0-
18808 Campbell Road Dallas, TX 75252

Thomas R. Hudson Jr. (2)(16)	2,000,000		17.0%
200 Connecticut Avenue Norwalk, CT 06854

Zachary R. George(16)(17)	-0-		-0-
200 Connecticut Avenue Norwalk, CT 06854

Todd Goodwin(16)	-0-		-0-
500 Captain’s Neck Lane Southampton, NY 11968

Lee D. Meyer(16) 208 Shawna Drive Kearney, MO 64060	-0-		-0-

Stephen M. Rathkopf(16) 2 Park Avenue New York, NY 10016	-0-		-0-

All current directors and officers as a Group (10 persons)	1,856,644	(15)	15.1%

*	Less than 1%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 14, 2006 or within 60 days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percentage owned by the group.
(2)	According to a Schedule 13D filed April 25, 2006, represents 2,000,000 shares beneficially owned by Pirate Capital LLC and held directly by Jolly Roger Fund LP, Jolly Roger Offshore Fund LTD and Jolly Roger Activist Portfolio Company LTD. Jolly Roger Fund LP is a limited partnership for which Pirate Capital LLC serves as general partner and Jolly Roger Offshore Fund LTD and Jolly Roger Activist Portfolio Company LTD are each an investment fund for which Pirate Capital LLC serves as investment advisor. Pirate Capital LLC thus has voting and dispositive power with respect to shares held by such entities. Thomas R. Hudson Jr., the sole Managing Member of Pirate Capital LLC, is deemed to be the indirect beneficial owner of the 2,000,000 shares and has shared voting power and shared dispositive power with respect to such shares.
(3)	Includes 669,000 shares beneficially owned by Caxton International. Caxton Associates is the trading advisor to Caxton International, and therefore may be deemed a beneficial owner of the shares according to a Schedule 13D filed on March 16, 2006. Caxton Associates also has shared voting and dispositive power with Caxton International. Mr. Bruce Kovner, the Chairman of Caxton Associates and the sole shareholder of Caxton Corporation, may also be deemed beneficial owner to the 669,000 shares.
(4)	Includes 165,938 shares that may be purchased by Mr. W. Spell upon exercise of currently exercisable options, 21,429 shares held by Mr. W. Spell’s wife, and 9,510 shares held in trusts for minor children.
(5)	Includes 66,071 shares held by the Spell Family Foundation; Messrs. H. Spell and W. Spell share voting and dispositive power over such shares.
(6)	Messrs. W. Spell, H. Spell, R. Perkins and B. Richard have individually acquired shares from the Company and in open market transactions.
(7)	Includes 11,175 shares that may be purchased by Mr. H. Spell upon exercise of currently exercisable options and 3,571 shares held by Mr. H. Spell’s wife.
(8)	Includes 2,000 shares that may be purchased by Mr. Perkins upon exercise of currently exercisable options, 6,429 shares held by a Profit Sharing Trust for Mr. Perkins’ benefit, 5,000 shares held by the Perkins Foundation, and 88,100 shares held by clients of Perkins Capital Management, Inc., as to which Mr. Perkins has sole investment power.
(9)	Includes 11,700 shares that may be purchased by Mr. Richard upon exercise of currently exercisable options.
(10)	Includes 90,455 shares that may be purchased by Mr. West upon the exercise of currently exercisable options.
(11)	Includes 65,200 shares that may be purchased by Mr. Stickel upon exercise of currently exercisable options.
(12)	Includes 78,500 shares that may be purchased by Mr. Cobb upon exercise of currently exercisable options.
(13)	Includes 39,400 shares that may be purchased by Mr. Dukes upon exercise of currently exercisable options.
(14)	Includes 31,600 shares that may be purchased by Mr. Long upon exercise of currently exercisable options.
(15)	Includes 495,968 shares that may be purchased by directors and officers upon exercise of currently exercisable options.
(16)	Director nominee
(17)	Mr. George is a Director and Senior Investment Analyst at Pirate Capital LLC, an entity that beneficially owns 2,000,000 shares of the Company’s common stock. Mr. George disclaims beneficial ownership over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements and Fees. PW Eagle paid a monthly management fee of $52,000 to Spell Capital Partners, LLC (“SCP”) for strategic planning services and assistance with financing and general business advice to PW Eagle. Two members of the Board, William H. Spell and Harry W. Spell, are members of SCP.

Starting May 2004, USPoly Company (“USPoly”), a PW Eagle wholly-owned subsidiary, paid an annual management fee of $125,000 to SCP for strategic planning services and assistance with financing and general business advice to USPoly. In October 2004, the fee increased to $150,000 per year. Costs incurred under these arrangements of $0.8 million, $0.7 million and $0.2 million in 2005 and 2004 and 2003, respectively, are included in General and Administrative expenses in the statement of operations.

In the fourth quarter of 2005, the Board approved a bonus payment to SCP of $0.7 million, which is also included in General and Administrative expenses.

Commencing in October 2003, USPoly, a PW Eagle subsidiary, provided management services to W.L. Plastics Corporation (“WL Plastics”) for an annual fee of $100,000. In 2004, USPoly transferred the management agreement to SCP. SCP provided management services to WL Plastics through October 2005. On November 1, 2005, USPoly sold its approximately 23% interest in WL Plastics and the management services agreement was terminated.

Effective March 30, 2006, both PW Eagle and USPoly terminated their respective management agreements with SCP, and paid termination fees to SCP of $1,248,000 and $112,500, respectively.

Office Sharing. During 2003, the Company had an office sharing arrangement with SCP pursuant to which the Company paid $17,750 per month for space and administrative support. In connection with the restructuring activities, the officers resigned and this arrangement was replaced with an agreement under which PW Eagle paid SCP a monthly management fee of $52,000 as described above.

USPoly Expenses. During 2005 and 2004, PW Eagle paid certain operating expenses for USPoly which were billed through the intercompany billing process. At December 31, 2005 and December 31, 2004 the intercompany balance was approximately $2.9 million and $0.1 million, respectively. All intercompany transactions are eliminated in the consolidated financial statements.

In October 2004 USPoly paid SCP a transaction fee of $0.5 million relating to services provided by SCP in connection with USPoly’s acquisition of Uponor Aldyl Company, Inc. (the “UAC Acquisition”), which is included in transaction costs.

Loans to Purchase Stock. In fiscal 1999 and 2001, the Company sold stock to its directors and executive officers and accepted full recourse promissory notes in payment of all or a portion of the consideration for such stock. The Company believes that each member of its management team should have a significant stake in the Company’s financial performance. By having a meaningful amount of equity at risk, management’s interests are closely aligned with those of the Company’s shareholders. These notes accrued interest at the rate the Company was paying to the senior secured lender on its revolving credit facility. Loans in excess of $60,000, with a balance at the beginning of the 2005 year, had been made to the following person:

Name and Title	Highest Amount Outstanding During Fiscal 2005	Amount Outstanding as of December 31, 2005
N. Michael Stickel, Executive Vice President—Sales & Marketing	78,094	-0-	(1)

(1)	Outstanding balance of the loan, including accrued interest, in the amount of $79,808 was satisfied in full by the tender of 12,129 shares of stock received in exchange for the promissory note which had been pledged as collateral for the loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were billed by Grant Thornton LLP for the fiscal year 2005 and by PricewaterhouseCoopers LLP for the fiscal year 2004:

	FY 2005	FY 2004
Audit Fees	$306,361	$647,013
Audit-Related Fees	35,388	120,694
Tax Fees	4,441	113,900
All Other Fees	—	—
TOTALS	$346,190	$881,607

Audit fees are for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings or services that are normally provided by the Independent Registered Public Accounting Firm in connection with regulatory filings with the Securities and Exchange Commission.

Audit-related fees are primarily for the assurance and related services performed by Grant Thornton LLP and PricewaterhouseCoopers LLP in 2004 and Grant Thornton in 2005 that are reasonably related to the performance of the audit or review of the Company’s financial statements. For 2004 and 2005, this consists primarily of employee benefit plan audits, acquisition/disposition transaction assistance and assistance related to the filing of a registration statement in 2005.

Tax fees are services provided in connection with tax compliance, tax advice and tax planning. For 2004, this consisted primarily of preparation of the Company’s federal and state tax returns and other compliance related matters by PricewaterhouseCoopers LLP. For 2005, the Company utilized Grant Thornton LLP for tax consultation on various federal and state tax matters.

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its Independent Registered Public Accounting Firm or any other auditing or accounting firm.

During fiscal year 2005, the Audit Committee approved all audit and non-audit services provided to the Company by the Company’s Independent Registered Public Accounting Firm prior to management engaging the Independent Registered Public Accounting Firm for that purpose. The Committee’s current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by the Independent Registered Public Accounting Firm. In making its recommendation to appoint Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm, the Audit Committee has considered whether the provision of the non-audit services rendered by Grant Thornton LLP is compatible with maintaining that firm’s independence and has determined that such services are compatible with maintaining Grant Thornton LLP’s independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

	3.	Exhibits

See Exhibit Index on page following signatures.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: April 28, 2006	By:	/s/ Jerry A. Dukes
Jerry A. Dukes, President

EXHIBIT INDEX

Number	Description**
2.1	Merger Agreement, dated September 30, 2005, among the Registrant, Poly Merger, LLC and USPoly Company. (Incorporated by reference to the Registrant’s Form 8-K filed October 6, 2005.)

3.1	Articles of Incorporation of the Registrant, as amended to date (Incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-4 – File No. 33-29511).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.2	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.3	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.4	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.5	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1992.)*

10.6	Registrant’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1996.)*

10.7	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.8	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.9	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.10	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.11	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.12	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.13	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.14	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.15	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and the Registrant, as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

Number	Description**
10.16	Warrant Agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.17	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and the Registrant. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.18	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.19	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and the Registrant as tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.20	Management Service Agreement between Spell Capital Partners, LLC and the Registrant dated January 1, 2004. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.21	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant dated March 30, 2004. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.22	Lease Agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.23	Lease Agreement dated April 1, 2004 between Continental Properties, LLC and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.24	Contribution and Membership Interest Purchase Agreement dated September 1, 2004 among Uponor Aldyl Company, Inc., Uponor North American, Inc., Uponor Aldyl Holding Company, LLC and PW Poly Corp. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.25	Lease dated September 27, 2004 between Uponor Aldyl Company, Inc. as Landlord and PW Poly Corp. as Tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.26	Redacted Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between the Registrant and Fleet Capital Corporation. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.27	Post Closing Agreement—Fourth Amended and Restated Loan and Security Agreement dated October 25, 2004 between the Registrant and Fleet Capital Corporation. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.28	Revolving Note dated October 25, 2004, between Fleet Capital Corporation and the Registrant. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.29	Management Fee Subordination Agreement dated October 25, 2004 between Spell Capital Partners LLC, Fleet Capital Corporation and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.30	Revolving Note dated October 25, 2004 between The CIT Group/Business Credit, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.31	Revolving Note dated October 25, 2004 between Wells Fargo Business Credit, Inc., and the Registrant. (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.32	Third Amendment to Lease Agreement dated October 25, 2004 between PWE (MULTI) QRS 14-85 INC, and the Registrant. (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.33	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.34	First Amendment to Fourth Amended and Restated Loan and Security Agreement between the Registrant and Fleet Capital Corporation, dated March 15, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.35	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between the Registrant and Churchill Capital Partners IV, L.P., dated March 15, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.36	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.37	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.38	Warrant issued to Adizes USA, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

10.39	Second Amendment to Fourth Amended and Restated Loan and Security Agreement and First Amendment to Subordination Agreement, dated September 30, 2005, among the Company, Bank of America, N.A. and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

21	List of Subsidiaries of the Registrant: USPoly Company, LLC (State of Organziation: Minnesota).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.***

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Previously filed with the Form 10-K on March 29, 2006
****	Filed herewith