Form 10-Q
period 2006-03-31
PW EAGLE INC
filed 2006-05-12
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 28, 2006 was:

Common Stock	11,883,453

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2006 and 2005 (Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2006	2005
Net sales	$181,936	$142,640
Cost of goods sold	127,972	119,501

Gross profit	53,964	23,139

Operating expenses:
Freight expense	8,506	8,190
Selling expenses	3,943	3,980
General and administrative expenses	5,517	3,538
Other (income) expense, net	469	(555)

	18,435	15,153

Operating income	35,529	7,986

Interest expense	1,140	3,769

Income before income taxes and minority interest	34,389	4,217

Income tax expense	13,343	1,615

Minority interest in loss of USPoly Company	—	94

Net income	$21,046	$2,696

Net Income per share:
Basic	$1.85	$0.35
Diluted	$1.73	$0.27
Cash dividends declared per common share	$0.075	—

Weighted average number of common shares outstanding:
Basic	11,395	7,725
Diluted	12,188	10,064

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – March 31, 2006 and December 31, 2005 (Unaudited)

(in thousands, except share and per share amounts)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,991	$5,671
Accounts receivable, net	89,448	87,062
Inventories	81,287	64,239
Deferred income taxes	1,972	2,382
Other current assets	2,084	2,861

Total current assets	179,782	162,215

Property and equipment, net	53,937	56,301
Goodwill	6,441	6,441
Deferred income taxes	891	325
Intangible assets	3,781	4,020
Other assets	5,287	5,154

Total assets	$250,119	$234,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$18,877	$7,184
Current maturities of long-term debt and capital leases	170	182
Accounts payable	68,048	68,483
Book overdraft	747	192
Accrued liabilities	28,646	47,907

Total current liabilities	116,488	123,948

Capital lease obligations, less current maturities	19,495	19,525
Other long-term liabilities	4,624	4,944

Total liabilities	140,607	148,417

Commitments and contingencies

Stockholders’ equity:
Stock warrants	4,775	5,844
Common stock & class B common stock	118	112
Additional paid-in capital	65,463	61,439
Unearned compensation	—	(326)
Accumulated other comprehensive income	398	372
Accumulated earnings	38,758	18,598

Total stockholders’ equity	109,512	86,039

Total liabilities and stockholders’ equity	$250,119	$234,456

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2006 and 2005 (Unaudited)

(in thousands)	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$21,046	$2,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	10	(557)
Depreciation and amortization and asset write-down	3,604	3,267
Royalty accretion	181	150
Warrant fair value adjustment	—	17
Amortization of debt issue costs, discounts and premiums	90	289
Receivable provisions	(138)	189
Deferred income taxes	(173)	1,637
Issuance of subordinated debt for interest payment	—	439
Non-cash minority interest	—	(94)
Stock-based compensation	549	51
Changes in operating assets and liabilities	(38,318)	(5,157)

Net cash provided (used) by operating activities	(13,149)	2,927

Cash flows from investing activities:
Purchases of property and equipment	(1,679)	(570)
Proceeds from disposal of long-lived assets	9	877

Net cash provided (used) by investing activities	(1,670)	307

Cash flows from financing activities:
Change in cash overdraft	555	(591)
Net borrowings (payments) under revolving credit facility	11,694	(618)
Dividends paid	(841)	—
Payments on capital lease obligation	(48)	(47)
Repayment of long-term debt	—	(373)
Proceeds from exercise of stock options	1,427	—
Incremental tax benefits from stock options exercised	1,352	—
Payment of debt issuance/financing costs	—	(98)

Net cash provided (used) by financing activities	14,139	(1,727)

Net change in cash and cash equivalents	(680)	1,507
Cash and cash equivalents, beginning of period	5,671	986

Cash and cash equivalents, end of period	$4,991	$2,493

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet information as of December 31, 2005 is derived from the Company’s December 31, 2005 audited financial statements and condensed. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2005.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$15,548	$14,083
Finished goods	65,739	50,156

	$81,287	$64,239

There were no significant non-cash investing and financing activities for the three months ended March 31, 2006 and 2005, respectively.

3. Financing Arrangements

Current and long-term obligations at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Borrowings under revolving credit facilities	$18,877	$7,184

Long-term debt
PW Eagle capital lease obligations	16,318	16,353
USPoly capital lease obligations	3,347	3,354

Total current and long-term obligations	19,665	19,707
Less current maturities	(170)	(182)

Total long-term obligations	$19,495	$19,525

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. At March 31, 2006, the Company was in full compliance with these covenants.

4. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$21,046	$2,696
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	101
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	26	(197)

Total comprehensive income	$21,072	$2,600

The components of accumulated other comprehensive income are as follows:

	March 31, 2006	December 31, 2005
Unrealized gain on available for sale securities from non-qualified deferred compensation plans, net of taxes	398	372

Total accumulated other comprehensive income	$398	$372

5. Share-Based Payments (amounts in thousands, except per share data)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS no. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees.

On January 1, 2006, we adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense for the three months ended March 31, 2006 of $454, and a related tax benefit of $174 for a net cost of $280. Both basic and diluted earnings per share were reduced by $0.02 per share as a result of recognizing the share-based compensation expense, net of tax, for the three months ended March 31, 2006. Prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended March 31, 2006, the adoption of FAS 123(R) resulted in an adjustment within the Condensed Consolidated Statement of Cash Flows depicting a reduction to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $1.4 million, related to incremental tax benefits from stock options exercised during the period.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).

Under FAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the stated vesting period. The Company continues to use the Black-Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any share-based awards during the three months ended March 31, 2006 or March 31, 2005, respectively. The following is a discussion of our methodology for developing each of the assumptions used in the valuation model when we do have share-based awards granted:

Term - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on historical volatility of PW Eagle’s shares and other factors, such as expected changes in volatility arising from planned changes in PW Eagle’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate – This is the U.S. Treasury rate for the date of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield – We did not make any dividend payments during the last five fiscal years. With stock based awards granted after January 1, 2006, we will incorporate a dividend yield. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. Based on historical forfeitures of stock based awards, the Company has estimated a 4% forfeiture rate.

Prior to adopting the provisions of FAS 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our share-based awards. The following table details the effect on net earnings and earnings per share had compensation expense for the employee-based awards been recorded in the three months ended March 31, 2005 based on the fair value method under SFAS No. 123.

Three Months ended March 31, 2005
Net Income, as reported	$2,696
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(41)

Pro-forma net income	$2,655

Earnings per share:
Basic – as reported	$0.35
Basic – pro forma	$0.34
Diluted – as reported	$0.27
Diluted – pro forma	$0.27

Share-based Compensation Plan

As of January 1, 2006, we have one active share-based compensation plan, described below.

The PW Eagle, Inc. 1997 Stock Option Plan (the “Plan”) permits the granting of nonqualified and incentive stock options to purchase shares of common stock up to a total of 2,200,000 shares. The exercise price of an incentive or nonqualified stock option may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. These options generally vest over a period set by the Board of Directors.

The term of an incentive stock option may not exceed ten years from the date of grant. All employees of the Company or any subsidiary are eligible to receive incentive stock options. All employees, directors and officers of, and consultants and advisors to, the Company or any subsidiary are eligible to receive nonqualified stock options. The Board of Directors may terminate or amend the Plan but may not amend the Plan to materially increase the benefits accruing to any individual or materially modify the requirements for eligibility to participate in the Plan without the approval of the Company’s shareholders. Currently the Board of Directors has approved an increase in the number of shares available for the granting of options under the Plan from 2,200,000 to 2,700,000. This is subject to shareholder approval at the Annual Meeting to be held May 26, 2006.

6. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of shares issuable under the Company’s share-based compensation plan and warrant issuances, if dilutive, using the treasury stock method and the weighted average number of common shares outstanding during the reporting period. Both basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The following tables reflect the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2006	March 31, 2005
Net income	$21,046	$2,696

Basic weighted average shares outstanding	11,395	7,725
Dilutive effect of stock options, warrants and restricted shares	793	2,339

Diluted weighted average shares outstanding	12,188	10,064

Net income per share – basic	$1.85	$0.35
Net income per share – diluted	$1.73	$0.27

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	Three months ended
	March 31, 2006	March 31, 2005
Stock options	184	365
Stock warrants	305	571

7. Guarantees

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

(in thousands)
	March 31, 2006	December 31, 2005
Accrual for product warranties – beginning of year	$325	$325
Accruals for warranties issued during the period	95	305
Settlements made during the period	(64)	(305)

Accrual for product warranties – end of period / year	$356	$325

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.6 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.3 million. No amounts were drawn on these letters of credit as of March 31, 2006.

8. Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

9. Segments of Business

The Company manufactures and distributes polyvinyl chloride (PVC) and polyethylene (PE) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, natural gas transmission, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. The PE segment operates under the name USPoly. We distribute our products throughout the United States, including Hawaii and Alaska, with a minimal amount of shipments to certain foreign countries. While there are similarities in technology and manufacturing processes utilized between the segments, differences exist in products and customer base, with the PVC segment focused on the water, irrigation and electrical products and customers, and the PE segment focused primarily on the natural gas distribution products and customers.

A summary of the Company’s business activities reported by its two business segments follows:

	3 Months Ended March 31,
	2006	2005
Business Segments (in millions)
Net Sales:
PVC products	$160.3	$123.7
PE products	21.6	18.9

Total net sales	$181.9	$142.6

Operating income
PVC products	$34.0	$8.0
PE products	1.5	—

Total operating income	35.5	$8.0

Interest expense	1.1	3.8

Income before income taxes and minority interest	$34.4	$4.2

Expenditures for property and equipment:
PVC	$1.6	$0.4
PE	0.1	0.2

Total	$1.7	$0.6

Depreciation and amortization expense:
PVC	$2.4	$2.6
PE	0.6	0.7

Total	$3.0	$3.3

	March 31, 2006	December 31, 2005
Goodwill:
PVC	$3.6	$3.6
PE	2.8	2.8

Total	$6.4	$6.4

Total Assets:
PVC products	$206.0	$191.8
PE products	41.2	39.9
Corporate	2.9	2.7

Total assets	$250.1	$234.4

10. Stockholders’ Equity Transactions

On January 5, 2006, Corporate Property Associates 14 Incorporated completed the cashless conversion of warrants to purchase 125,818 shares of the Company’s common stock in exchange for 125,745 shares of common stock.

On January 5, 2006, JP Morgan Partners (23A SIBC), L.P. completed the cashless conversion of warrants to purchase 242,308 shares of the Company’s common stock in exchange for 135,681 shares of common stock.

On February 8, 2006, Mass Mutual completed the cashless conversion of warrants to purchase 107,692 shares of the Company’s common stock in exchange for 59,322 shares of common stock.

For the three months ended March 31, 2006, 261,832 stock options were exercised, resulting in an increase to stockholders’ equity of $1.4 million.

Dividends

On March 2, 2006, the Company declared a quarterly dividend of $0.075 per share, payable April 7, 2006 to stockholders of record as of March 17, 2006.

11. Related Party Transactions

On March 30, 2006, the Company terminated its Management Services Agreement (the Agreement), dated January 1, 2004 with Spell Capital Partners, LLC (Spell Capital), pursuant to which Spell Capital provided the Company with supervisory and monitoring services, as well as advice and assistance with acquisitions, divestitures and financing activities. The Agreement was terminated based on a determination by the Company that the Company no longer required the services of Spell Capital. The terms of the Agreement permitted the Company to not renew the Agreement upon the conclusion of any quarterly term of the Agreement in exchange for a payment to Spell Capital equal to the monthly management fee currently due and owing to Spell Capital along with a payment equal to twenty-four (24) times the current monthly management fee. The amount of the termination payment paid by the Company to Spell Capital was $1,248,000. The Company’s wholly-owned subsidiary, USPoly Company, LLC, also terminated its Management Services Agreement with Spell Capital. The amount of the termination payment paid by USPoly to Spell Capital was $112,500.

12. Subsequent Events

On April 27, 2006, the Company entered into a $100 million Amended Restated Senior Credit Facility with its lenders, replacing the previous facility of the same amount. The new agreement, which includes PW Eagle and USPoly as co-borrowers, generally contains lower interest rates and unused line of credit fees. It also provides greater flexibility in covenant requirements, acquisitions and shareholder distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended March 31, 2006 and 2005

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2006	2005	$	%
Net sales	$181.9	$142.6	$39.3	27.6%
Cost of goods sold	128.0	119.5	8.5	7.1%
Gross profit	53.9	23.1	30.8	133.3%
Operating expenses	18.4	15.1	3.3	21.9%
Operating income	35.5	8.0	27.5	343.8%
Interest expense	1.1	3.8	(2.7)	-71.1%
Income before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	34.4	4.2	30.2	719.0%
Income tax expense	13.3	1.6	11.7	731.3%
Minority interest in loss of USPoly Company	—	0.1	(0.1)	100.0%

Net income	$21.1	$2.7	$18.4	681.5%

The significant increase in sales in the first quarter of 2006, compared to the first quarter of 2005, is due to higher selling prices which more than offset an 11% reduction in volumes shipped as distributors curtailed their normal seasonal inventory build due to the uncertainty regarding future pricing. While selling prices declined in the first quarter of 2006 compared to the fourth quarter of 2005, they remain well above the first quarter 2005, resulting in the overall increase in net sales of 27.6%. Similarly, resin prices also moderated in the first quarter of 2006 as compared to the fourth quarter 2005, but remain above the first quarter 2005. Selling prices have increased more than resin costs compared to the first quarter of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased in dollar amount in 2006 compared to 2005, due to a non-cash charge of $0.5 million for costs associated with expensing employee stock options as required by FAS 123(R), the termination fees paid to Spell Capital Partners of $1.4 million, and profit based expense accruals. Operating expenses also included a non-cash charge of $0.6 million related to the previously announced relocation of USPoly’s injection molding operations, which is expected to occur in the second quarter. But as a percentage of sales the operating expenses actually declined slightly. The result was an increase in operating income of $27.5 million in the first quarter of 2006 compared to the first quarter of 2005.

Interest expense was significantly reduced in 2006 compared to 2005, as a result of payment of all subordinated and term loans in the fourth quarter of 2005 and lower borrowings under our revolving line of credit in the first quarter of 2006 as compared to the first quarter of 2005.

The income tax provisions for the quarters ending March 31, 2006 and 2005 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.8% for 2006, and 38.3% for 2005.

Results of Operations by Segment – Comparison Between Three Months Ended March 31, 2006 and 2005

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2006	2005	$	%
Net sales:
PVC products	$160.3	$123.7	$36.6	29.6%
PE products	21.6	18.9	2.7	14.3%

Consolidated net sales	$181.9	$142.6	$39.3	27.6%

Operating income:

PVC products	$34.0	$8.0	$26.0	325.0%
% of sales	21.2%	6.5%
PE products	1.5	—	1.5
% of sales	6.9%	0.0%

Consolidated operating income	35.5	8.0	27.5	343.8%
% of sales	19.5%	5.6%

Interest expense	1.1	3.8	(2.7)	(71.1)%

Income before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$34.4	$4.2	$30.2	719.0%

PVC Products

The significant increase in sales in the first quarter of 2006, compared to the first quarter of 2005, is due to higher selling prices which more than offset an 12% reduction in volumes shipped as distributors curtailed their normal seasonal inventory build due to the uncertainty regarding future pricing. While selling prices declined in the first quarter of 2006 compared to the fourth quarter of 2005, they remain well above the first quarter 2005, resulting in the overall increase in net sales of 29.6%. Similarly, resin prices also moderated in the first quarter of 2006 as compared to the fourth quarter 2005, but remain above the first quarter 2005. Selling prices have increased more than resin costs compared to the first quarter of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased $3.0 million, or 24% in 2006 compared to 2005, due to FAS 123(R) costs, the termination fees paid to Spell Capital Partners, and profit based expense accruals, but as a percentage of sales the operating expenses actually declined slightly, from 10.1% to 9.7%. The result was an increase in operating income of $26.0 million in the first quarter of 2006 compared to the first quarter of 2005.

PE Products

PE sales also increased significantly in the first quarter of 2006 compared to the first quarter of 2005 for similar reasons as in the PVC business. Volumes declined by 7.5% but selling prices in 2006 were higher than the first quarter of 2005. While PE resin prices increased compared to the first quarter 2005, offsetting a portion of the sales increase, gross margins have improved.

Operating expenses increased $0.2 million, or 9.2% in 2006 compared to 2005. General and administrative costs declined from $0.9 million to $0.7 million or 24.7% over Q1 2005 due to the merger of PE and PVC businesses into one entity as was announced in November 2005. Operating expenses for the quarter also included a non-cash charge of $0.6 million related to the previously announced relocation of USPoly’s injection molding operations, which is expected to occur in the second quarter. The result was a first quarter 2006 operating income of $1.5 million, as compared to a break-even first quarter in 2005.

Liquidity and Capital Resources

Total assets of $250.1 million at March 31, 2006 represented a $15.6 million increase from $234.5 million at December 31, 2005. This increase was from current assets, with the net increase in accounts receivable and inventories amounting to $19.4 million, offset by decreases in property and equipment of $2.4 million. Total capitalization at March 31, 2006 was $153.6 million, consisting of $44.1 million of debt and $109.5 million of equity, with debt increasing by $11.0 million and equity increasing by $23.5 million from December 31, 2005 amounts.

The increase in current assets was primarily due to increasing inventories ahead of the construction season. The decrease in property and equipment was primarily due to depreciation in excess of capital expenditures.

We had working capital of $63.3 million at March 31, 2006, which is an improvement of $25.0 million from December 31, 2005. In addition to the improvement in working capital, we had additional availability on our $100 million revolving credit facility of $77.9 million at March 31, 2006.

Capital spending for property and equipment was $1.7 million in the first quarter of 2006, consistent with our capital spending plan for 2006, expected to be in the range of $6 to $10 million.

Management believes that, for the foreseeable future, the Company can fund cash requirements for working capital, capital expenditures and other obligations with cash generated from operations and borrowing from existing credit facilities.

Cash used by operating activities was $13.1 million in the first quarter of 2006, compared to $2.9 million provided by operating activities in the first quarter of 2005. This net change of $16.0 million is primarily a result of an increase in net income of $18.4 million, offset by a net change in operating assets and liabilities of $33.1 million. The primary changes in operating assets and liabilities are the increase in inventories and reduction in accrued liabilities due to a $22 million tax payment.

Investing activities used $1.7 million in the first quarter of 2006 compared to $0.3 million provided by investing activities in the first quarter of 2005. The 2006 amount used was for capital expenditures; and the cash provided in 2005 was from proceeds from asset disposals, partially offset by capital expenditures.

Financing activities provided $14.1 million in the first quarter of 2006. This included a net increase in our revolving credit facility of $11.7 million, and proceeds from excercises of stock options of $1.4 million. Financing activities used $1.7 million during 2005.

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

Future Outlook

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical, the statements set forth in this Outlook section and the statements made in Item 1A. Risk Factors are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of May 5, 2006 and are based on information known to us, and our assumptions as of that date. Forward-looking statements made in this Quarterly Report, which relate to our planned relocation of USPoly’s injection molding operations, our ability to fund cash requirements for the foreseeable future with cash from operations and from existing credit facilities, our expected sales volumes in the second quarter of 2006, the expected demand for our products and PVC and PE pipe in general, seasonality and cyclicality, our financial performance correlation to GDP growth, and the availability of raw materials involve known and unknown risks and uncertainties, including those described in Item 1A. Risk Factors of this Quarterly Report, some of which are beyond our control, that may cause the actual results to differ materially from those expected and stated in this Quarterly Report. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

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

Most of the disruption in supply of PVC and PE resin caused by Hurricanes Katrina and Rita was resolved by the end of 2005, resulting in increased availability of, and decreasing prices for, resin. In December 2005, PVC resin prices decreased $0.02 per pound, remained flat in January 2006 then decreased $0.015 per pound in February and $0.02 per pound in March 2006. Resin manufacturers have announced intentions to hold resin prices unchanged in April and increase them later in the second quarter. However, these are still subject to final settlement. Prices for PVC pipe have moderated somewhat in the first part of 2006 as resin prices have decreased. If resin supplies remain at levels to adequately service demand, resin prices could decrease further during the balance of 2006. During periods of decreasing resin prices, pipe selling prices have tended to decrease faster than raw material cost, resulting in lower margins. We experienced this during the first quarter and early second quarter of 2006. This pattern may continue if resin prices continue to decrease, resulting in lower margins in the balance of 2006 as compared to the first quarter of 2006. We expect sales volumes in the second quarter of 2006 to increase from the level in the first quarter of 2006 as the construction season begins.

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is estimated to have grown at an annual rate of 3.5% in 2005 and 4.8% in the first quarter of 2006. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2006. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable rate debt obligations totaling $18.9 million at March 31, 2006. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates and would result in an annual interest expense increase of approximately $0.2 million.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. At March 31, 2006, we had no outstanding derivatives.

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

ITEM 1 A. RISK FACTORS

The pipe industry and our business are heavily dependent on the price and trend of resin, our main raw material.

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases of $0.02 per pound in September 2005 and $0.12 per pound in October 2005. In December 2005, PVC resin prices decreased $0.02 per pound. In January 2006, PVC resin prices were unchanged, then decreased $0.015 per pound in February and $0.02 per pound in March, 2006. Resin manufacturers have announced intentions to hold resin prices unchanged in April and increase them later in the second quarter. However, these are still subject to final settlement.

Our gross margins decrease when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has re-started a portion of its capacity. In December 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and vinyl chloride monomer (VCM), with completion expected by 2007 for the first phase and by 2008 for the second phase. During 2005, two other PVC producers announced smaller expansions of existing facilities which are expected to be completed in 2007. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin and negatively impact our gross margins. In addition, we believe the production of PVC resin may be limited by the availability of chlorine, a major raw material component.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable resin prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last ten years published PVC resin prices have fluctuated between approximately $0.25 and $0.70 per pound. Since peaking in October 2005, PVC resin prices have decreased $0.055 per pound.

We believe the main drivers of industry performance are U.S. gross domestic product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in the first nine months of 2005 compared to 2004, demand for PVC resin for use in pipe was strong, and our margins increased. Although GDP growth slowed somewhat in the fourth quarter of 2005, the effect of hurricanes Katrina and Rita contributed to a continuing increase in demand and selling prices. GDP growth is estimated to have increased in the first quarter of 2006. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

In September and October of 2005, all five PVC resin suppliers and all four PE resin suppliers declared force majeure due to the effects of Hurricanes Katrina and Rita, and due to an accident at one resin manufacturing facility. While we were able to secure sufficient amounts of raw material to maintain our operations at reasonable levels, any further supply disruptions could further challenge our ability to utilize our manufacturing capacity. During late fourth quarter of 2005 and early first quarter of 2006, resin suppliers have been able to increase production to levels such that there are no longer supply limitations. If similar disruptions in our raw material supply occur in the future, we may be unable to effectively utilize our manufacturing capacity.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2006

PW EAGLE, INC.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: May 12, 2006