Form 10-Q
period 2006-06-30
PW EAGLE INC
filed 2006-08-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 31, 2006 was:

                    Common Stock                    12,369,066

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Six- Months Ended June 30, 2006 and 2005

(Unaudited)

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$205,241	$161,626	$387,178	$304,266
Cost of goods sold	157,001	137,321	284,973	256,822

Gross profit	48,240	24,305	102,205	47,444

Operating expenses:
Freight expense	10,805	9,345	19,312	17,534
Selling expenses	5,244	4,346	9,188	8,326
General and administrative expenses	4,026	3,333	9,543	6,871
Other (income) expense, net	50	(1,210)	518	(1,764)

	20,125	15,814	38,561	30,967

Operating income	28,115	8,491	63,644	16,477

Interest expense	1,476	4,384	2,617	8,154

Income before income taxes and minority interest	26,639	4,107	61,027	8,323

Income tax expense	9,970	1,571	23,312	3,186
Minority interest in (income) of USPoly Company	—	(253)	—	(157)

Net income	$16,669	$2,283	$37,715	$4,980

Net income per share:
Basic	$1.39	$0.27	$3.22	$0.61
Diluted	$1.35	$0.23	$3.08	$0.51

Cash dividends declared per common share	$0.075	—	$0.15	—

Weighted average number of common shares outstanding:
Basic	12,025	8,561	11,716	8,152
Diluted	12,324	9,800	12,261	9,762

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – June 30, 2006 and December 31, 2005 (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$8,370	$5,671
Accounts receivable, net	107,120	87,062
Inventories	62,104	64,239
Deferred income taxes	2,382	2,382
Other current assets	2,927	2,861

Total current assets	182,903	162,215

Property and equipment, net	52,060	56,301
Goodwill	6,441	6,441
Deferred tax asset	409	325
Intangible assets	3,542	4,020
Other assets	6,088	5,154

Total assets	$251,443	$234,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$—	$7,184
Current maturities of long-term debt and capital leases	175	182
Accounts payable	68,981	68,675
Accrued liabilities	22,990	47,907

Total current liabilities	92,146	123,948
Capital lease obligations, less current maturities	19,447	19,525
Other long-term liabilities	4,626	4,944

Total liabilities	116,219	148,417

Commitments and contingencies

Stockholders’ equity:
Stock warrants	4,259	5,844
Common stock & class B common stock	124	112
Additional paid-in capital	75,976	61,439
Unearned compensation	—	(326)
Accumulated other comprehensive income	364	372
Accumulated earnings	54,501	18,598

Total stockholders’ equity	135,224	86,039

Total liabilities and stockholders’ equity	$251,443	$234,456

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2006 and 2005 (Unaudited)

(in thousands)	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$37,715	$4,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	9	(500)
(Gain) on sale of metals parts business	—	(1,256)
Depreciation and amortization and asset write-down	6,789	6,529
Royalty accretion	643	292
Warrant fair value adjustment	—	715
Amortization of debt issue costs, discounts and premiums	181	551
Receivable provisions	164	167
Deferred income taxes	(176)	3,145
Issuance of subordinated debt for interest payment	—	891
Non-cash minority interest	—	157
Stock-based compensation	1,849	139
Changes in operating assets and liabilities	(42,973)	511

Net cash provided by (used in) operating activities	4,201	16,321

Cash flows from investing activities:
Purchases of property and equipment	(3,746)	(1,592)
Proceeds from sale of metals parts business	—	2,534
Proceeds from disposal of long-lived assets	10	870

Net cash provided by (used in) investing activities	(3,736)	1,812

Cash flows from financing activities:
Change in book overdraft	(192)	(1,075)
Net borrowings (payments) under revolving credit facilities	(7,184)	(14,162)
Dividends paid	(1,725)	—
Payments on capital lease obligation	(97)	(95)
Proceeds from exercise of stock options	4,032	—
Proceeds from exercise of stock warrants	743	—
Repayment of long-term debt	—	(2,411)
Incremental tax benefits from stock options exercised	6,657	—
Payment of debt issuance/financing costs	—	(101)

Net cash provided by (used in) financing activities	2,234	(17,844)

Net change in cash and cash equivalents	2,699	289
Cash and cash equivalents, beginning of period	5,671	986

Cash and cash equivalents, end of period	$8,370	$1,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at June 30, 2006 and the results of its operations and cash flows for the six month periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet information as of December 31, 2005 is derived from the Company’s December 31, 2005 audited financial statements and condensed. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2005.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$16,564	$14,083
Finished goods	45,540	50,156

	$62,104	$64,239

There are no significant non-cash investing and financing activities for the six months ended June 30, 2006. For the six months ended June 30, 2005 the significant non-cash investing and financing activities related to notes receivable settled in exchange for stock for $78 thousand.

3. Assets Held For Sale

In February 2006, the Company announced that its wholly owned subsidiary, USPoly Company LLC (Polyethylene products), would combine all of its Oklahoma-based operations into a single location. This involved relocating all production equipment, warehousing and other support services from Shawnee, OK into existing space at USPoly’s Tulsa, OK location. This relocation was completed in May 2006, and the Shawnee land and buildings were listed for sale. A write-down to fair value of the expected sales proceeds less selling costs amounted to $682 thousand, $557 thousand in the first quarter and $125 thousand in the second quarter, which is included in Operating expenses (other expense). The resulting fair value of the assets of $884 thousand was reclassified to Assets Held for Sale, included with Other assets on the Condensed Consolidated Balance Sheet.

4. Financing Arrangements

Current and long-term obligations at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Borrowings under revolving credit facilities	$—	$7,184

Long-term debt
PW Eagle capital lease obligations	16,284	16,353
USPoly capital lease obligations	3,338	3,354

Total current and long-term obligations	19,622	19,707
Less current maturities	(175)	(182)

Total long-term obligations	$19,447	$19,525

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

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. At June 30, 2006, the Company was in full compliance with these covenants.

5. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$16,669	$2,283	$37,715	$4,980
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	(39)	—	63
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	(34)	19	(8)	(180)

Total comprehensive income	$16,635	$2,263	$37,707	$4,863

The components of accumulated other comprehensive income are as follows:

	June 30, 2006	December 31, 2005
Unrealized gain on available for sale securities from non-qualified deferred compensation plans, net of taxes	$364	$372

Total accumulated other comprehensive income	$364	$372

6. Share-Based Payments (amounts in thousands, except per share data)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. In accordance with the new rule, the Company adopted SFAS No. 123(R) using a modified prospective method for the recognition of share-based compensation expense on January 1, 2006.

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

Under FAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the stated vesting period. The Company continues to use the Black-Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The following is a discussion of our methodology for developing each of the assumptions used in the valuation model when share-based awards are granted:

Term - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.

Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on historical volatility of PW Eagle’s shares and other factors, such as expected changes in volatility arising from planned changes in PW Eagle’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate – This is the U.S. Treasury rate for the date of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield – We did not make any dividend payments during the last five fiscal years. With stock based awards granted after January 1, 2006, we have incorporated a dividend yield. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. Based on historical forfeitures of share-based awards, the Company has estimated a 4% forfeiture rate. The Company will annually evaluate this assumption as future forfeitures occur.

The weighted-average estimated fair value of share-based awards granted during the six months ended June 30, 2006 was $19.57 using the Black-Scholes model, with the following weighted-average assumptions for the six months ended June 30, 2006:

Volatility	80.19%
Risk-free interest rate	4.88%
Dividend yield	1.08%
Forfeiture rate	4.00%

The share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2006, in selling, general and administrative expense was comprised as follows (in thousands, except per share data):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Share-based compensation expense before taxes	$1,351	$1,859
Related income tax benefits	(359)	(412)

Share-based compensation expense, net of taxes	$992	$1,447

Net share-based compensation expense, per common share:
Basic	$0.08	$0.12
Diluted	$0.08	$0.12

As of June 30, 2006, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our share-based compensation plan. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods through May 26, 2009

Prior to adopting the provisions of FAS 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our share-based awards. The following table details the effect on net earnings and earnings per share had compensation expense for the employee-based awards been recorded in the three and six months ended June 30, 2005 based on the fair value method under SFAS No. 123.

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net Income, as reported	$2,283	$4,980
Share-based employee compensation expense included in reported net income, Net of related tax benefits	34	67

Deduct: Total share-based compensation expense determined under fair value based method, net of related tax effects	(75)	(149)

Pro-forma net income	$2,242	$4,898

Earnings per share:
Basic – as reported	$0.27	$0.61
Basic – pro forma	$0.26	$0.60
Diluted – as reported	$0.23	$0.51
Diluted – pro forma	$0.23	$0.50

Share-based Compensation Plan

As of January 1, 2006, we have one active share-based compensation plan, described below.

The PW Eagle, Inc. 1997 Stock Option Plan (the “Plan”) permits the granting of nonqualified and incentive stock options to purchase shares of common stock up to a total of 2,700,000 shares. The exercise price of an incentive or nonqualified stock option may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. These options generally vest over a period of time set by the Board of Directors.

The term of an incentive stock option may not exceed ten years from the date of grant. All employees of the Company or any subsidiary are eligible to receive incentive stock options. All employees, directors and officers of, and consultants and advisors to, the Company or any subsidiary are eligible to receive nonqualified stock options. The Board of Directors may terminate or amend the Plan but may not amend the Plan to materially increase the benefits accruing to any individual or materially modify the requirements for eligibility to participate in the Plan without the approval of the Company’s shareholders. The shareholders approved an increase in the number of shares available for the granting of options under the Plan from 2,200,000 to 2,700,000 on May 26, 2006.

A summary of the share option activity for the six month period ended June 30, 2006 is presented below (shares in thousands):

	Outstanding Shares	Weighted Average Exercise Price
Balance at January 1, 2006	1,136	$7.84
Granted	90	27.85
Exercised	(798)	5.05
Forfeited or expired	(8)	5.64

Balance at June 30, 2006	420	$8.21

Options vested at June 30, 2006	104	$16.05

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.04 to 4.51	46	6.74	$4.05	9	$4.04
$5.15 to 5.82	110	6.84	5.39	36	5.22
$16.00	4	3.45	16.00	4	16.00
$23.47 to 27.85	260	9.11	24.99	55	25.28

	420	8.21	$17.48	104	$16.05

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

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$16,669	$2,283	$37,715	$4,980

Basic weighted average shares outstanding	12,025	8,561	11,716	8,152
Dilutive effect of stock options, warrants and restricted shares	299	1,239	545	1,610

Diluted weighted average shares outstanding	12,324	9,800	12,261	9,762

Net income per share – basic	$1.39	$0.27	$3.22	$0.61
Net income per share – diluted	$1.35	$0.23	$3.08	$0.51

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Stock options	—	147	90	230
Stock warrants	—	278	227	396

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

(in thousands)	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Accrual for product warranties – beginning of period	$356	$305	$305	$325
Accruals for warranties issued during the period	172	100	287	109
Settlements made during the period	(172)	(125)	(236)	(154)

Accrual for product warranties – end of period	$356	$280	$356	$280

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $2.8 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $2.8 million. No amounts were drawn on these letters of credit as of June 30, 2006.

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

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Business Segments (in millions)
Net Sales:
PVC products	$183.3	$139.8	$343.6	$263.4
PE products	21.9	21.8	43.6	40.8

Total net sales	$205.2	$161.6	$387.2	$304.2

Operating income
PVC products	$26.9	$6.4	$60.9	$14.3
PE products	1.2	2.1	2.7	2.1

Total operating income	28.1	8.5	63.6	16.5

Interest expense	1.5	4.4	2.6	8.1

Income before income taxes and minority interest	$26.6	$4.1	$61.0	$8.3

Expenditures for property and equipment:
PVC	$1.4	$0.9	$3.0	$1.3
PE	0.7	0.1	0.8	0.3

Total	$2.1	$1.0	$3.8	$1.6

Depreciation and amortization expense:
PVC	$2.4	$2.6	$4.8	$5.2
PE	0.7	0.7	1.3	1.3

Total	$3.1	$3.3	$6.1	$6.5

			June 30, 2006	December 31, 2005
Goodwill:
PVC			$3.6	$3.6
PE			2.8	2.8

Total			$6.4	$6.4

Total Assets:
PVC products			$210.4	$191.8
PE products			38.2	39.9
Corporate			2.8	2.7

Total assets			$251.4	$234.4

11. Stockholders’ Equity Transactions

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

On April 3, 2006, a 2,500 share restricted stock grant was issued to an employee. This restricted stock award provides for 20% immediate vesting, an additional 30% on April 3, 2007, with the remaining 50% on April 7, 2008. The Black-Scholes value for this grant is $28.7793 per share.

During May 2006, a cash conversion of warrants to purchase 39,500 shares of common stock was completed for $742,620.

In May 2006, the Board of Directors approved the accelerated vesting of all unvested stock option grants issued to board members prior to January 1, 2006. As a result of this action, 60,000 stock options received accelerated vesting, effective May 26, 2006. Based on the terms of their grant, 144,578 shares of restricted stock vested immediately upon the election of the new Board of Directors on May 26, 2006. An additional cumulative non-cash compensation expense of $304,597, net of tax, was recorded under SFAS 123(R) for the three months ended June 30, 2006.

On May 26, 2006, an aggregate of 90,000 non-qualified stock options were granted to six board members. The individual 15,000 stock option grants provided for 25% immediate vesting, with additional 25% vesting per year through May 26, 2009. The exercise price is $27.85 and the options expire after 10 years, on May 26, 2016. The Black-Scholes value for these stock options is $19.3164 per share.

For the three and six months ended June 30, 2006, 536,068 and 797,900 stock options were exercised, respectively, resulting in an increase to stockholders’ equity of $2.6 million and $4 million, respectively.

Share Repurchase Program

On June 16, 2006, the Board of Directors authorized the Company to repurchase up to $40 million of the Company’s common stock outstanding with an expiration date of June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. During the six months ended June 30, 2006, the Company did not repurchase any of the Company’s common stock outstanding.

Dividends

Cash dividends declared in the six months ended June 30, 2006 and June 30, 2005 were as follows (per share):

	June 30, 2006	June 30, 2005
First quarter	$0.075	$—
Second quarter	$0.075	—

	$0.150	$—

12. Related Party Transactions

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

13. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

14. Subsequent Events

Subsequent to the end of the second quarter of 2006 through August 10, 2006, the Company repurchased 75,027 shares of our outstanding common stock for approximately $2.2 million in accordance with the provisions of the approved share repurchase program (see Note 11 of the Notes to the Condensed Consolidated Financial Statements). The Company may continue to purchase shares of common stock in the open market or in privately negotiated transactions utilizing various hedge mechanisms including, among other things, the sale to third parties of put options for the Company’s common shares, in accordance with the approved share repurchase program up to a $40 million amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended June 30, 2006 and 2005

(in millions)

	Three months ended June 30,		Increase (Decrease)
	2006	2005	$	%
Net sales	$205.2	$161.6	$43.6	27.0%
Cost of goods sold	157.0	137.3	19.7	14.3%
Gross profit	48.2	24.3	23.9	98.4%
Operating expenses	20.1	15.8	4.3	27.2%
Operating income	28.1	8.5	19.6	230.6%
Interest expense	1.5	4.4	(2.9)	-65.9%
Income before income taxes and minority interest	26.6	4.1	22.5	548.8%
Income tax expense	9.9	1.6	8.3	518.8%
Minority interest in loss of USPoly Company	—	(0.2)	0.2	-100.0%

Net income	$16.7	$2.3	$14.4	626.1%

The significant increase in sales in the second quarter of 2006, compared to the second quarter of 2005, is due to higher selling prices and a 3.6% increase in volumes shipped. While selling prices declined in the second quarter of 2006 compared to the first quarter of 2006, they remain well above the second quarter of 2005. The total volume and price increases resulted in an overall increase in net sales of 27%. Similarly, resin prices also moderated in the second quarter of 2006 as compared to the first quarter of 2006, but remain above the second quarter of 2005. Selling prices have increased more than resin costs compared to the second quarter of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased $4.3 million in the second quarter of 2006, compared to the second quarter of 2005. This increase in operating expenses is primarily the result of three items. Freight costs increased $1.5 million due to higher volume and higher transportation rates, non-cash costs related to FAS 123(R) stock based compensation expenses were $1.3 million, and 2005 operating expenses were reduced by a non-recurring gain on sale of the metals parts business of $1.3 million. In addition, non-cash costs of $0.1 million and cash costs of $0.3 million related to the previously announced relocation of USPoly’s injection molding operations, were incurred in the second quarter of 2006.

Interest expense was significantly reduced in 2006 compared to 2005, as a result of payment of all subordinated and term loans in the fourth quarter of 2005 and lower borrowings under our revolving line of credit in the second quarter of 2006 as compared to the second quarter of 2005.

The income tax provisions for the quarters ending June 30, 2006 and 2005 were calculated on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.2% for 2006, and 38.3% for 2005. The income tax provision for the second quarter of 2006 includes an adjustment to the estimated annualized tax rate of 38.2 % for 2006.

Results of Operations by Segment – Comparison Between Three Months Ended June 30, 2006 and 2005

(in millions)

	Three months ended June 30,		Increase (Decrease)
	2006	2005	$	%
Net sales:
PVC products	$183.3	$139.8	$43.5	31.1%
PE products	21.9	21.8	0.1	0.5%

Consolidated net sales	$205.2	161.6	$43.6	27.0%

Operating income:
PVC products	$26.9	$6.4	$20.5	320.3%
% of sales	14.7%	4.6%
PE products	1.2	2.1	(0.9)	-42.9%
% of sales	5.5%	9.6%

Consolidated operating income	28.1	8.5	19.6	230.6%
% of sales	13.7%	5.3%

Interest expense	1.5	4.4	(2.9)	-65.9%

Income before income taxes and minority interest	$26.6	$4.1	$22.5	548.8%

PVC Products

The significant increase in sales in the second quarter of 2006, compared to the second quarter of 2005, is due to higher selling prices and an increase of 5% in volumes shipped. While selling prices declined in the second quarter of 2006 compared to the first quarter of 2006, they remain well above the second quarter 2005, resulting in the overall increase in net sales of 31.1%. Similarly, resin prices also moderated in the second quarter of 2006 as compared to the first quarter of 2006, but remain above the second quarter 2005. Selling prices have increased more than resin costs compared to the second quarter of 2005, and the resulting higher margins yield a much improved gross profit level. Operating expenses increased by $3.2 million in the second quarter of 2006 compared to second quarter of 2005. Freight costs increased by $1.4 million due to the higher volume and higher rates, and selling, general and administrative costs increased $1.9 million primarily due to the non-cash compensation costs resulting from FAS 123(R). The net result was an increase in operating income of $20.5 million.

PE Products

PE sales increased 0.5% in the second quarter of 2006, compared to the second quarter of 2005. Increases in selling prices more than offset a 10% reduction in volumes shipped. The increased sales resulted in a small increase in gross margins. Operating expenses, however, increased by $1.1 million as 2005 had included a gain on sale of the metals business of $1.3 million, and 2006 includes the costs for relocation of the injection molding operations, as noted above. Administrative costs declined by $0.4 million as a result of the merger of USPoly with PW Eagle. The net result was a decrease in operating income of $0.9 million.

Consolidated Results of Operations – Comparison Between Six Months Ended June 30, 2006 and 2005

(in millions)

	Six months ended June 30,		Increase (Decrease)
	2006	2005	$	%
Net sales	$387.2	$304.2	$83.0	27.3%
Cost of goods sold	285.0	256.8	28.2	11.0%
Gross profit	102.2	47.4	54.8	115.6%
Operating expenses	38.6	30.9	7.7	24.9%
Operating income	63.6	16.5	47.1	285.5%
Interest expense	2.6	8.2	(5.6)	-68.3%
Income before income taxes and minority interest	61.0	8.3	52.7	634.9%
Income tax expense	23.3	3.2	20.1	628.1%
Minority interest in loss of USPoly Company	—	(0.1)	0.1	-100.0%

Net income	$37.7	$5.0	$32.7	654.0%

The significant increase in sales in the first six months of 2006, compared to the first six months of 2005, is due to higher selling prices, which more than offset a 3.4% decrease in volumes shipped. While selling prices declined in the first six months of 2006 compared to the fourth quarter of 2005, they remain well above the first six months of 2005. The price increases resulted in an overall increase in net sales of 27.3%. Similarly, resin prices also moderated in the first six months of 2006 as compared to the fourth quarter of 2005, but remain above the first six months of 2005. Selling prices have increased more than resin costs compared to the first six months of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased $7.7 million in the first six months of 2006 over the first six months of 2005. There were several contributing factors to this increase: freight costs are up $1.8 million due to higher transportation rates; termination fees paid to Spell Capital Partners amounted to $1.4 million; non-cash compensation costs are $1.9 million (primarily from FAS 123(R) costs); non-cash costs of $0.7 million and cash costs of $0.3 million related to the previously announced relocation of USPoly’s injection molding operations, which occurred in the second quarter; and 2005 included a gain on the sale of land of $0.5 million and a gain on the sale of the metals parts business of $1.3 million.

Interest expense was significantly reduced in 2006 compared to 2005, as a result of payment of all subordinated and term loans in the fourth quarter of 2005 and lower borrowings under our revolving line of credit in the first six months of 2006 as compared to the first six months of 2005.

The income tax provisions for the six months ending June 30, 2006 and 2005 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 38.2% for 2006, and 38.3% for 2005.

Results of Operations by Segment – Comparison Between Six Months Ended June 30, 2006 and 2005

	Six months ended June 30,		Increase (Decrease)
	2006	2005	$	%
Net sales:
PVC products	$343.6	$263.4	$80.2	30.4%
PE products	43.6	40.8	2.8	6.9%

Consolidated net sales	$387.2	304.2	$83.0	27.3%

Operating income:
PVC products	$60.9	$14.3	$46.6	325.9%
% of sales	17.7%	5.4%
PE products	2.7	2.2	0.5	22.7%
% of sales	6.2%	5.4%

Consolidated operating income	63.6	16.5	47.1	285.5%
% of sales	16.4%	5.4%

Interest expense	2.6	8.2	(5.6)	-68.3%

Income before income taxes and minority interest	$61.0	$8.3	$52.7	-634.9%

PVC Products

The significant 30.4% increase in sales in the first six months of 2006, compared to the first six months of 2005, is due to higher selling prices which more than offset a decrease of 3% in volumes shipped. While selling prices declined in the first six months of 2006 compared to the fourth quarter of 2005, they remained well above the first six months of 2005, resulting in the overall increase in net sales of 30.4%. Similarly, resin prices also moderated in the first six months of 2006 as compared to the fourth quarter of 2005, but remain above the first six months of 2005. Selling prices have increased more than resin costs compared to the first six months of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased by $6.2 million in the first six months of 2006 compared to the first six months of 2005. Freight costs increased by $1.6 million due to the higher transportation rates, and selling, general and administrative costs increased $4.1 million due to termination fees paid to Spell Capital Partners of $1.4 million, non-cash compensation costs of $1.9 million (primarily from FAS 123(R) costs). In addition, 2005 included a gain on sale of land of $0.5 million. The net result was an increase in operating income of $46.6 million.

PE Products

PE sales increased 6.9% in the first six months of 2006, compared to the first six months of 2005. Increases in selling prices more than offset a 9% reduction in volumes shipped. The increased sales and moderating material costs resulted in substantial increase in gross margins. Operating expenses, however, increased by $1.4 million as 2005 had included a gain on sale of the metals business of $1.3 million, and 2006 includes the costs for relocation of the injection molding operations of $1.0 million, as noted above. Freight costs increased by $0.2 million due to the higher transportation rates, and administrative costs declined by $0.6 million as a result of the merger of USPoly with PW Eagle. The net result was an increase in operating income of $0.5 million.

Liquidity and Capital Resources

Total assets of $251.4 million at June 30, 2006 represented a $16.9 million increase from $234.5 million at December 31, 2005. This increase was from current assets, with the net increase in cash, accounts receivable and inventories amounting to $20.6 million, offset by decreases in property and equipment of $3.3 million (net of $0.9 million reclassified to assets held for sale). Total capitalization at June 30, 2006 was $160.4 million, consisting of $25.2 million of debt and $135.2 million of equity, with debt decreasing by $7.9 million and equity increasing by $49.2 million from December 31, 2005 amounts.

The increase in current assets was primarily due to increasing accounts receivable due to the overall sales increase, and increasing cash due to the positive cash from operations. The decrease in property and equipment was primarily due to depreciation in excess of capital expenditures.

We had working capital of $90.8 million at June 30, 2006, which is an improvement of $52.4 million from December 31, 2005. In addition to the improvement in working capital, we had additional availability on our $100 million revolving credit facility of $97.2 million at June 30, 2006.

Capital spending for property and equipment was $3.7 million in the first six months of 2006, consistent with our capital spending plan for 2006, expected to be in the range of $6 to $10 million.

Management believes that, for the foreseeable future, the Company can fund cash requirements for working capital, capital expenditures and other obligations with cash generated from operations and borrowing from existing credit facilities. In addition, based upon the Company’s improved working capital and revolving debt availability, in June 2006 the Board of Directors authorized a repurchase of up to $40 million of the Company’s outstanding shares.

Cash provided by operating activities was $4.2 million in the first six months of 2006, compared to $16.3 million in the first six months of 2005. This net change of $12.1 million is primarily a result of an increase in net income of $32.3 million, offset by a net change in operating assets and liabilities of $42.5 million. The primary changes in operating assets and liabilities are the increase in current assets and a reduction in accrued liabilities due to tax payments totaling $36.6 million in the first six months of 2006.

Investing activities used $3.7 million in the first six months of 2006 compared to $1.8 million provided by investing activities in the first six months of 2005. The 2006 amount used was for capital expenditures; and the cash provided in 2005 was from proceeds from asset disposals, partially offset by capital expenditures.

Financing activities provided $2.2 million in the first six months of 2006. The net decrease in our revolving credit facility of $7.2 million and $1.7 million in dividend payments were more than offset by the proceeds and tax benefits from exercises of stock options and warrants which provided $11.4 million. Financing activities used $17.8 million during the first six months of 2005 for debt payments and net reductions of our revolving credit facility.

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

Future Outlook

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical, the statements set forth in this Outlook section and the statements made in Item 1A. Risk Factors are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of August 2, 2006 and are based on information known to us, and our assumptions as of that date. Forward-looking statements made in this Quarterly Report, which relate to our ability to fund cash requirements for the foreseeable future with cash from operations and from existing credit facilities, our expected sales volumes and margins in the third quarter of 2006, the expected demand for our products and PVC and PE pipe in general, seasonality and cyclicality, our financial performance correlation to GDP growth, and the availability of raw materials involve known and unknown risks and uncertainties, including those described in Item 1A. Risk Factors of this Quarterly Report, some of which are beyond our control, that may cause the actual results to differ materially from those expected and stated in this Quarterly Report. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

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

Most of the disruption in supply of PVC and PE resin caused by Hurricanes Katrina and Rita was resolved by the end of 2005, resulting in increased availability of, and decreasing prices for, resin. Starting in December 2005, and continuing through the first few months of 2006, PVC resin prices decreased and then stabilized during the second quarter. Resin manufacturers have announced intentions to increase prices during the third quarter. However, these are still subject to final settlement. Prices for PVC pipe have declined somewhat in the first part of 2006, and stabilized during the second quarter as resin prices have stabilized. If the resin price increases are implemented as announced, we are optimistic about our ability to continue to deliver strong results for the third quarter. Historically, we have been able to maintain or increase margins during periods of rising raw material costs. If resin supplies remain at levels to adequately service demand, however, resin prices could decrease during the fourth quarter of 2006. During periods of decreasing resin prices, pipe selling prices have tended to decrease faster than raw material cost, resulting in lower margins. The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is estimated to have grown at an annual rate of 3.5% in 2005, 5.6% in the first quarter of 2006, and 2.5% in the second quarter of 2006. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2006. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We have a long-term contract with one supplier for PVC resin, our primary raw material, and are substantially dependent on that relationship. The terms of our long-term agreement with our PVC supplier provide, among other things, for the extension of the agreement at the supplier’s option through 2013, certain termination rights exercisable by the supplier without corresponding rights for us, a right of first negotiation with the supplier on the sale of the assets of one or more of our facilities that utilize PVC resin, and the supplier’s option to require a buyer of all or a substantial portion of our assets to assume the agreement. These provisions may have the effect of limiting our ability to replace the supplier, procure PVC resin under more favorable terms or divest of our assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were not exposed to any market risks on variable rate debt obligations at June 30, 2006, as we had no such obligations outstanding. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. At June 30, 2006, we had no outstanding derivatives.

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

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases in September and October 2005. Starting in December 2005, and continuing through the first few months of 2006, PVC resin prices decreased and then stabilized during the second quarter. Resin manufacturers have announced intentions to increase prices during the third quarter. However, these are still subject to final settlement.

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

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable resin prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last ten years published PVC resin prices have fluctuated between approximately $0.25 and $0.70 per pound. Since peaking in October 2005, PVC resin prices have decreased $0.065 per pound.

We believe the main drivers of industry performance are U.S. Gross Domestic Product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in the first nine months of 2005 compared to 2004, demand for PVC resin for use in pipe was strong, and our margins increased. Although GDP growth slowed somewhat in the fourth quarter of 2005, the effect of hurricanes Katrina and Rita contributed to a continuing increase in demand and selling prices. GDP growth is estimated to have increased in the first quarter of 2006, and declined again in the second quarter. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

We are substantially dependent on one supplier of PVC resin, our primary raw material. Our business and operating results could be seriously harmed if this supplier were unable to timely meet our requirements on a cost effective basis. Additionally, certain terms of our agreement with this supplier limit our business and operating flexibility.

Our key raw materials, PE and PVC resin, are procured primarily from three suppliers. The cost, quality and availability of these raw materials, chief among them PVC resin, are essential to the successful production and sale of our products. There are a limited number of suppliers of PVC resin. Alternative sources are not always available or may not be available on terms acceptable to us. For example, there are currently only five suppliers of PVC resin in North America who are capable of providing us the material in an amount that would meet our requirements on terms acceptable to us. We have a long-term agreement in place with one PVC resin supplier and thus are substantially dependent upon our relationship with that supplier, which we believe to be good. However, if our supplier experienced a natural disaster, a serious incident at a major production facility that limited production of PVC resin, or experienced any other event that resulted in a significant and extended limitation on its ability to provide us with PVC resin or was unwilling to meet our demand for PVC resin on terms acceptable to us and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products will be seriously harmed.

In September and October of 2005, all five PVC resin suppliers in North America declared force majeure due to the effects of Hurricanes Katrina and Rita, and due to an accident at one resin manufacturing facility. Despite this situation, we were able to secure sufficient amounts of raw material to maintain our operations at reasonable levels, primarily because of our agreement with our PVC supplier. During late fourth quarter of 2005 and early first quarter of 2006, resin suppliers were able to increase production to levels such that there are no longer supply limitations. However, if similar disruptions in our raw material supply occur in the future, we may be unable to effectively utilize our manufacturing capacity.

The terms of our long-term agreement with our PVC supplier provide, among other things, for the extension of the agreement at the supplier’s option through 2013, certain termination rights exercisable by the supplier without corresponding rights for us, a right of first negotiation with the supplier on the sale of the assets of one or more of our facilities that utilize PVC resin , and the supplier’s option to require a buyer of all or a substantial portion of our assets to assume the agreement. These provisions may have the effect of limiting our ability to replace the supplier, procure PVC resin under more favorable terms or divest of our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 15, 2006, the Company issued 10,000 shares of its common stock in connection with a cash conversion of 10,000 warrants with an exercise price of $27 per share. The Company received $270,000 which was used for general working capital. The above securities were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

On May 19, 2006, the Company issued 12,000 shares of its common stock in connection with a cash conversion of 12,000 warrants with an exercise price of $.01 per share. The Company received $120 which was used for general working capital. The above securities were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

On May 25, 2006, the Company issued 17,500 shares of its common stock in connection with a cash conversion of 17,500 warrants with an exercise price of $27 per share. The Company received $472,500 which was used for general working capital. The above securities were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting was held on May 26, 2006.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

(i)	The shareholders set the number of directors at seven with the following votes:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,675,528	35,758	13,239	0

(ii)	The shareholders approved an amendment to the Company’s Bylaws that provides for the declassification of the Company’s Board of Directors.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,616,732	80,673	27,120	0

(iii)	The shareholders approved an amendment to the Company’s 1997 Stock Option Plan to increase the number of common stock shares reserved for issuance under the Plan to 2,700,000.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,101,694	594,634	28,197	0

(iv)	The shareholders approved the issuance of a total of 90,500 shares of restricted stock to the Company’s officers, directors and employees.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,287,534	408,488	28,503	0

(v)	The following persons were elected to serve as Class I Directors on our Board until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Withheld
Martin White	6,597,821	126,704
Lee D. Meyer	6,597,421	127,104
Jerry A. Dukes	6,582,290	142,235
Stephen Rathkopf	6,596,811	127,714
Thomas R. Hudson, Jr.	6,597,900	126,625
Zachary R. George	6,457,030	267,495
Todd Goodwin	6,596,731	127,794

(vi)	The shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,708,493	3,507	12,525	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2006

PW EAGLE, INC.

Number	Description

10.1	Agreement between the Company and Pirate Capital, LLC, Jolly Roger Fund, LP, Jolly Roger Offshore Fund Ltd. and Jolly Roger Activist Portfolio Company Ltd., dated April 21, 2006 (Incorporated by reference to the Company’s Form 8-K filed April 26, 2006).

10.2	Agreement between the Company and Caxton International, Ltd. dated April 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed April 26, 2006).

10.3	Fifth Amended and Restated Loan and Security Agreement, dated April 27, 2006 between the Company, USPoly, LLC, and Bank of America, N.A. (Incorporated by reference to the Company’s Form 8-K filed May 3, 2006).

10.4	Amendment to 1997 Stock Option Plan (Incorporated by reference to the Company’s Form 8-K filed May 31, 2006).

10.5	PW Eagle Director Compensation Plan (Incorporated by reference to the Company’s Form 8-K filed May 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: August 14, 2006