Form 10-Q
period 2006-09-30
PW EAGLE INC
filed 2006-11-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 27, 2006 was:

Common Stock	11,969,498

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three and Nine- Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net sales	$189,907	$176,156	$577,085	$480,422
Cost of goods sold	139,623	147,695	424,596	404,517

Gross profit	50,284	28,461	152,489	75,905

Operating expenses:
Freight expense	10,664	10,471	29,976	28,005
Selling expenses	4,658	4,418	13,845	12,744
General and administrative expenses	3,534	3,682	13,077	10,553
Other (income) expense, net	(29)	(74)	490	(1,838)

	18,827	18,497	57,388	49,464

Operating income	31,457	9,964	95,101	26,441

Non-operating Income	(136)	—	(136)	—
Interest expense	644	4,909	3,261	13,063

Income before income taxes and minority interest	30,949	5,055	91,976	13,378

Income tax expense	11,120	2,179	34,432	5,365
Minority interest in (income) of USPoly Company	—	36	—	(121)

Net income	$19,829	$2,912	$57,544	$7,892

Net income per share:
Basic	$1.61	$0.31	$4.83	$0.93
Diluted	$1.59	$0.30	$4.67	$0.81

Cash dividends declared per common share

Weighted average number of common shares outstanding:
Basic	12,325	9,247	11,919	8,516
Diluted	12,474	9,855	12,332	9,794

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – September 30, 2006 and December 31, 2005 (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,163	$5,671
Accounts receivable, net	86,097	87,062
Inventories	66,939	64,239
Deferred income taxes	2,346	2,382
Other current assets	1,493	2,861

Total current assets	197,038	162,215

Property and equipment, net	51,261	56,301
Goodwill	6,441	6,441
Deferred tax asset	1,394	325
Intangible assets	3,303	4,020
Other assets	5,273	5,154

Total assets	$264,710	$234,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$—	$7,184
Current maturities of long-term debt and capital leases	217	182
Accounts payable	63,709	68,675
Accrued liabilities	30,255	47,907

Total current liabilities	94,181	123,948
Capital lease obligations, less current maturities	19,354	19,525
Other long-term liabilities	4,182	4,944

Total liabilities	117,717	148,417

Commitments and contingencies

Stockholders’ equity:
Stock warrants	3,491	5,844
Common stock & class B common stock	121	112
Additional paid-in capital	68,658	61,439
Unearned compensation	—	(326)
Accumulated other comprehensive income	393	372
Accumulated earnings	74,330	18,598

Total stockholders’ equity	146,993	86,039

Total liabilities and stockholders’ equity	$264,710	$234,456

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$57,544	$7,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	666	(502)
(Gain) on sale of metals parts business	—	(1,256)
Depreciation and amortization	8,935	9,562
Royalty accretion	771	426
Warrant fair value adjustment	—	2,094
Amortization of debt issue costs, discounts and premiums	270	812
Receivable provisions	(255)	225
Deferred income taxes	(1,176)	4,521
Issuance of subordinated debt for interest payment	—	1,357
Non-cash minority interest	—	221
Stock based compensation	2,576	258
Put option fair value adjustment	(136)	—
Other	—	92
Changes in operating assets and liabilities	(23,043)	13,561

Net cash provided by operating activities	46,152	39,263

Cash flows from investing activities:
Purchases of property and equipment	(5,499)	(2,835)
Proceeds from sale of metals parts business	—	2,534
Proceeds from disposal of long-lived assets	918	873

Net cash provided by (used in) investing activities	(4,581)	572

Cash flows from financing activities:
Change in book overdraft	(192)	(1,053)
Net borrowings (payments) under revolving credit facilities	(7,184)	(35,465)
Dividends paid	(2,653)	—
Payments on capital lease obligation	(154)	(144)
Proceeds from exercise of stock options	4,459	8
Proceeds from exercise of stock warrants	2,093	—
Repayment of long-term debt	—	(2,784)
Incremental tax benefits from share based awards	7,691	—
Proceeds from sale of put options	441	—
Payment of debt issuance/financing costs	—	(101)
Purchase of Company common shares	(11,580)	—

Net cash (used in) financing activities	(7,079)	(39,539)

Net change in cash and cash equivalents	34,492	296
Cash and cash equivalents, beginning of period	5,671	986

Cash and cash equivalents, end of period	$40,163	$1,282

Supplemental Disclosures:

	September 30, 2006	September 30, 2005
Cash paid during the nine months ended
Interest	$2,567	$9,170
Income taxes, net of refunds received	$44,033	$152

Non-cash investing and financing activity:
Notes receivable settled in exchange for stock	$—	$78

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at September 30, 2006 and the results of its operations and cash flows for the nine month periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet information as of December 31, 2005 is derived from the Company’s audited financial statements and condensed. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2005.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$17,172	$14,083
Finished goods	49,767	50,156

	$66,939	$64,239

3. Assets Held For Sale

In February 2006, the Company announced that its wholly owned subsidiary, USPoly Company LLC (Polyethylene products), would combine all of its Oklahoma-based operations into a single location. This involved relocating all production equipment, warehousing and other support services from Shawnee, OK into existing space at USPoly’s Tulsa, OK location. This relocation was completed in May 2006, and the Shawnee land and buildings were listed for sale. A write-down to fair value of the expected sales proceeds less selling costs amounted to $682 thousand, $557 thousand in the first quarter and $125 thousand in the second quarter, which was included in Operating Expenses (other expense). The resulting fair value of the assets of $884 thousand was reclassified to Assets Held for Sale, included with Other Assets on the Condensed Consolidated Balance Sheet for the second quarter. On August 18, 2006, the Shawnee land and buildings were sold for net proceeds of $899 thousand. The transaction resulted in the removal of the fair value of the assets held for sale and a reduction of the write-down of $15 thousand, included in Operating Expenses.

4. Financing Arrangements

Current and long-term obligations at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Borrowings under revolving credit facilities	$—	$7,184

Long-term debt
PW Eagle capital lease obligations	16,248	16,353
USPoly capital lease obligations	3,323	3,354

Total current and long-term obligations	19,571	19,707
Less current maturities	(217)	(182)

Total long-term obligations	$19,354	$19,525

On April 27, 2006, the Company entered into a $100 million Amended and Restated Senior Credit Facility with its lenders, replacing the previous facility of the same amount. The new agreement, which includes PW Eagle and USPoly as co-borrowers, generally contains lower interest rates and unused line of credit fees. It also provides greater flexibility in covenant requirements, acquisitions and shareholder distributions than the previous facility.

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. At September 30, 2006, the Company was in full compliance with these covenants.

5. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$19,829	$2,912	$57,544	$7,892
Other comprehensive income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	60	—	122
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	29	38	21	(141)

Total comprehensive income	$19,858	$3,010	$57,565	$7,873

The components of accumulated other comprehensive income are as follows:

	September 30, 2006	December 31, 2005
Unrealized gain on available for sale securities from non-qualified deferred compensation plans, net of taxes	$393	$372

Total accumulated other comprehensive income	$393	$372

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

Dividend Yield – We did not make any dividend payments during the last five completed fiscal years. With stock based awards granted after January 1, 2006, we have incorporated a dividend yield. An increase in the dividend yield will decrease compensation expense.

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

The weighted-average estimated fair value of share-based awards granted during the nine months ended September 30, 2006 was $19.57 using the Black-Scholes model, with the following weighted-average assumptions for the nine months ended September 30, 2006:

Volatility	80.19%
Risk-free interest rate	4.88%
Dividend yield	1.08%
Forfeiture rate	4.00%

The share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006, in selling, general and administrative expense was comprised as follows (in thousands, except per share data):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Share-based compensation expense before taxes	$681	$2,540
Related income tax benefits	(103)	(490)

Share-based compensation expense, net of taxes	$578	$2,050

Net share-based compensation expense, per common share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17

As of September 30, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our share-based compensation plan. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods through May 26, 2009.

Prior to adopting the provisions of FAS 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our share-based awards. The following table details the effect on net earnings and earnings per share had compensation expense for the employee-based awards been recorded in the three and nine months ended September 30, 2005 based on the fair value method under SFAS No. 123.

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Net Income, as reported	$2,912	$7,892
Share-based employee compensation expense included in reported net income, Net of related tax benefits	33	98
Deduct: Total share-based compensation expense determined under fair value based method, net of related tax effects	(40)	(119)

Pro-forma net income	$2,905	$7,871

Earnings per share: Basic – as reported	$0.31	$0.93
Basic – pro forma	$0.30	$0.81
Diluted – as reported	$0.30	$0.92
Diluted – pro forma	$0.29	$0.80

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

A summary of the share option activity for the nine month period ended September 30, 2006 is presented below (shares in thousands):

	Outstanding Shares	Weighted Average Exercise Price
Balance at January 1, 2006	1,136	$7.84
Granted	90	27.85
Exercised	(827)	5.39
Forfeited or expired	(8)	5.64

Balance at September 30, 2006	391	$17.70

Options vested at September 30, 2006	86	$14.91

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.04 to 4.51	46	6.74	$4.05	21	$4.04
$5.15 to 5.82	96	6.94	5.43	22	5.27
$16.00	4	3.45	16.00	4	16.00
$23.47 to 27.85	245	9.12	25.08	39	25.96

	391	8.25	$17.70	86	$14.91

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

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$19,829	$2,912	$57,544	$7,892

Basic weighted average shares outstanding	12,325	9,247	11,919	8,516
Dilutive effect of stock options, warrants and restricted shares	149	608	413	1,278

Diluted weighted average shares outstanding	12,474	9,855	12,332	9,794

Net income per share – basic	$1.61	$0.31	$4.83	$0.93
Net income per share – diluted	$1.59	$0.30	$4.67	$0.81

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Stock options	—	198	90	291
Stock warrants	—	350	—	350

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Accrual for product warranties – beginning of period	$356	$305	$305	$325
Accruals for warranties issued during the period	145	67	432	206
Settlements made during the period	(145)	(67)	(381)	(226)

Accrual for product warranties – end of period	$356	$305	$356	$305

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.1 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.1 million. No amounts were drawn on these letters of credit as of September 30, 2006.

9. Litigation

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. At present we are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

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

A summary of the Company's business activities reported by its two business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Business Segments (in millions)
Net Sales:
PVC products	$167.5	$155.1	$511.1	$418.5
PE products	22.4	21.1	66.0	61.9

Total net sales	$189.9	$176.2	$577.1	$480.4

Operating income
PVC products	$28.9	$8.9	$89.9	$23.3
PE products	2.6	1.1	5.2	3.2

Total operating income	31.5	10.0	95.1	26.5

Non-operating income	0.1	—	0.1	—

Interest expense	0.7	4.9	3.2	13.1

Income before income taxes and minority interest	$30.9	$5.1	$92.0	$13.4

Expenditures for property and equipment:
PVC	1.6	0.8	4.5	2.1
PE	0.2	0.4	1.0	0.7

Total	$1.8	$1.2	$5.5	$2.8

Depreciation and amortization expense:
PVC	2.2	2.4	7.0	7.6
PE	0.6	0.6	1.9	2.0

Total	$2.8	$3.0	$8.9	$9.6

	September 30, 2006	December 31, 2005
Goodwill:
PVC	$3.6	$3.6
PE	2.8	2.8

Total	$6.4	$6.4

Total Assets:
PVC products	$226.7	$191.8
PE products	34.3	39.9
Corporate	3.7	2.7

Total assets	$264.7	$234.4

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

On April 3, 2006, a 2,500 share restricted stock grant was issued to an employee. This restricted stock award provides for 20% immediate vesting, an additional 30% vesting on April 3, 2007, with the remaining 50% to vest on April 7, 2008. The Black-Scholes value for this grant is $28.78 per share.

During May 2006, cash conversions of warrants to purchase 39,500 shares of common stock were completed for $742,620.

On May 22, 2006, the Board of Directors approved the accelerated vesting of all unvested stock option grants issued to board members prior to January 1, 2006. As a result of this action, 60,000 stock options received accelerated vesting, effective May 26, 2006. Based on the terms of their grant, 144,578 shares of restricted stock vested immediately upon the election of the new Board of Directors on May 26, 2006. An additional cumulative non-cash compensation expense of $304,597, net of tax, was recorded under SFAS 123(R) for the three months ended June 30, 2006.

On May 26, 2006, an aggregate of 90,000 non-qualified stock options were granted to six board members. The individual 15,000 stock option grants provided for 25% immediate vesting, with additional 25% vesting per year through May 26, 2009. The exercise price is $27.85 and the options expire after 10 years, on May 26, 2016. The Black-Scholes value for these stock options is $19.32 per share.

During August, 2006, cash conversions of warrants to purchase 50,000 shares of common stock were completed for $1,350,000.

For the three and nine months ended September 30, 2006, 29,400 and 827,300 stock options were exercised, respectively, resulting in an increase to stockholders’ equity of $426 thousand and $4.4 million, respectively.

Share Repurchase Program

On June 16, 2006, the Board of Directors authorized the Company to repurchase up to $40 million of the Company’s outstanding common stock. The share repurchase program has an expiration date of June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. To facilitate the repurchase of shares of its common stock under the Company’s share repurchase program, the Company entered into a Rule 10b5-1 purchase plan on August 21, 2006. During the three months ended September 30, 2006, the Company repurchased 378,555 shares of PW Eagle, Inc. common stock in the open market for a total of $11.6 million.

Put Option Transactions

The Company accounts for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS 150”). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

As part of the share repurchase program, on August 15, 2006, the Company sold put options covering 200,000 shares of Company stock for $441 thousand in premiums. These outstanding put options have a strike price of $29.85 per share and an expiration date of

November 15, 2006. The fair value of these put options was obtained from the Company’s counter-party and represents the estimated amount the Company would receive or pay to terminate the put options, taking into account the consideration the Company received for the sale of the put options. For the three months ended September 30, 2006, the Company recognized fair value gains of $136 thousand, recorded in non-operating income.

Dividends

Cash dividends declared in the nine months ended September 30, 2006 and September 30, 2005 were as follows (per share):

	September 30, 2006	September 30, 2005
First quarter	$0.075	$—
Second quarter	$0.075	—

	$0.150	$—

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

13. Recent Accounting Pronouncements

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We believe that the implementation of SAB No. 108 will not have any effect on our financial position or results of operations.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied. We do not accrue for such costs in annual or interim periods and, accordingly, the adoption of this Staff Position will not have any effect on our financial position or results of operations.

FASB Interpretation No. 48

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

14. Subsequent Events

On September 21, 2006, the Company’s Board of Directors approved the payment of a cash dividend of $0.075 per share to all of the Company’s shareholders of record as of October 2, 2006, with such payment to be made October 10, 2006.

During the month of October, 2006, the Company repurchased an additional 115,198 shares of our outstanding common stock for approximately $3.6 million in accordance with the provisions of the approved share repurchase program (see Note 11 of the Notes to the Condensed Consolidated Financial Statements). With the inclusion of these additional shares, the Company has repurchased a total of 493,753 shares of our common stock for approximately $15.2 million since the inception and approval of the share repurchase program in June, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

During the first nine months of 2006 we have continued the success from 2005. Throughout 2006 our operating performance has continued to improve, with our net income for the first nine months of 2006 amounting to $57.5 million, an increase of over $49.7 million from 2005. Our resulting net cash flow from operations in the first nine months of 2006 amounted to $46.2 million. This improved cash from operations allowed us to pay $44 million in taxes for 2005 and 2006, pay down our revolving line of credit by $7.2 million, purchase $11.6 million of our common stock in our share repurchase program, and still increase our cash position to over $40 million on the balance sheet. As a result, our financial position at September 30, 2006 is very strong.

We believe the main drivers of industry performance are U.S. gross domestic product (GDP) growth and supply and demand of PVC and PE resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth has slowed somewhat in 2006, with the GDP growth reported at 5.6 percent for the first quarter and 2.6 percent for the second quarter and estimated at 1.6% for the third quarter. As the PVC and PE resin industries have recovered from the hurricane related disruptions during the fourth quarter of 2005 and the first quarter of 2006, supply and demand of pipe have moved to a more balanced situation. During the first nine months of 2006 our margins have decreased from the record-high levels of the fourth quarter of 2005 but remain above historical levels. As seasonal demand declines during the fourth quarter, our margins are expected to decline from current levels.

We provide a more detailed discussion of PVC and PE resin prices, GDP, and demand for PVC and PE pipe products under the Future Outlook section of this discussion below, and under Item 1A. Risk Factors. We will comment in more detail on our Consolidated Results of Operations, Results of Operations by Segment, and Liquidity and Capital Resources in each of those respective sections below.

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended September 30, 2006 and 2005

(in millions)

	Three months ended September 30,		Increase (Decrease)
	2006	2005	$	%
Net sales	$189.9	$176.2	$13.7	7.8%
Cost of goods sold	139.6	147.7	(8.1)	-5.5%
Gross profit	50.3	28.5	21.8	76.5%
Operating expenses	18.8	18.5	0.3	1.6%
Operating income	31.5	10.0	21.5	215.0%
Non-operating income	0.1	—	0.1	—
Interest expense, net	0.7	4.9	(4.2)	-85.7%
Income before income taxes and minority interest	30.9	5.1	25.8	505.9%
Income tax expense	11.1	2.2	(8.9)	404.5%
Minority interest in loss of USPoly Company	—	—	—	—

Net income	$19.8	$2.9	$16.9	582.8%

The significant increase in sales in the third quarter of 2006, compared to the third quarter of 2005, is due to higher selling prices. Volume declined by 14.2% from 2005, due to 2005 demand being higher than usual as a result of the hurricane season. While selling prices remained stable in the third quarter of 2006 compared to the second quarter of 2006, they remain well above the third quarter 2005. The net result was an overall increase in net sales of 7.8%. Similarly, resin costs were fairly stable in the third quarter of 2006 as compared to the second quarter of 2006, but remain above the third quarter 2005. Cost of goods sold declined by 5.5% as the lower volume more than offset the higher resin costs. The net resulting higher margins yield a much improved gross profit level.

Operating expenses increased $0.3 million in the third quarter of 2006, compared to the third quarter of 2005. This increase in operating expenses is the result of several items. Freight costs increased $0.2 million due to higher transportation rates, non-cash costs related to FAS 123(R) stock based compensation expenses were $0.6 million, and Synergtics’ consulting fees were $0.3 million (the Board approved retaining Synergetics Installations Worldwide, Inc., a management consulting firm, to create and implement more efficient operating standards). These increases were offset by a reduction in USPoly administrative costs of $0.6 million as a result of the merger with PW Eagle, and a reduction in our bad debt expense of $0.3 million compared to 2005.

Non-operating income represents a gain on put options related to the Company's share repurchase program.

Interest expense was significantly reduced in 2006 compared to 2005, as a result of payment of all subordinated and term loans in the fourth quarter of 2005 and lower borrowings under our revolving line of credit in 2006 as compared to the third quarter of 2005. In addition, interest expense was reduced in the third quarter of 2006 by $0.3 million in interest income from temporary investment of excess cash.

The income tax provisions for the quarters ending September 30, 2006 and 2005 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 35.9% for 2006, and 43.1% for 2005. The third quarter 2006 tax expense was reduced by $0.2 million for a true-up of 2005 tax expense based upon the final actual tax returns.

Results of Operations by Segment – Comparison Between Three Months Ended September 30, 2006 and 2005

(in millions)

	Three months ended September 30,		Increase (Decrease)
	2006	2005	$	%
Net sales:
PVC products	$167.5	$155.1	$12.4	8.0%
PE products	22.4	21.1	1.3	6.2%

Consolidated net sales	$189.9	176.2	$13.7	7.8%

Operating income:
PVC products	$28.9	$8.9	$20.0	224.7%
% of sales	17.3%	5.7%
PE products	2.6	1.1	1.5	136.4%
% of sales	11.6%	5.2%

Consolidated operating income	31.5	10.0	21.5	215.0%
% of sales	16.6%	5.7%

Non-operating income	(0.1)	—	(0.1)	100%

Interest expense	0.7	4.9	(4.2)	-85.7%

Income before income taxes and minority interest	$30.9	$5.1	$25.8	505.9%

PVC Products

The significant increase in sales in the third quarter of 2006, compared to the third quarter of 2005, is due to higher selling prices. Volumes shipped declined by 14.7% from 2005, due to 2005 demand being higher than usual as a result of the hurricane season. While selling prices remained stable in the third quarter of 2006 compared to the second quarter of 2006, they remain well above the third quarter 2005. The net result was an overall increase in net sales of 8%. Similarly, resin costs were fairly stable in the third quarter of 2006 as compared to the second quarter of 2006, but remain above the third quarter 2005. So cost of goods sold declined by 6.4% as the lower volume more than offset the higher resin costs. The net resulting higher margins yield a much improved gross profit level.

Operating expenses increased by $0.8 million in the third quarter of 2006 compared to 2005. Freight costs increased by $0.2 million due to higher rates, and Selling, General and Administrative costs increased $0.7 million primarily due to the non-cash compensation costs resulting from FAS 123(R), and Synergtics’ consulting fees of $0.3 million. These increases were offset by a reduction in our bad debt expense of $0.3 million compared to 2005. The result was an increase in operating income of $20 million.

PE Products

PE sales increased 6.2% in the third quarter of 2006, compared to the third quarter of 2005. Increases in selling prices more than offset a 9% reduction in volumes shipped. The increased sales, combined with slightly higher cost of goods sold, resulted in an increase in gross margins. Operating expenses declined by $0.5 million as a result of the merger with PW Eagle. The result was an increase in operating income of $1.5 million.

Consolidated Results of Operations – Comparison Between Nine Months Ended September 30, 2006 and 2005

(in millions)

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	$	%
Net sales	$577.1	$480.4	$96.7	20.1%
Cost of goods sold	424.6	404.5	20.1	5.0%
Gross profit	152.5	75.9	76.6	100.9%
Operating expenses	57.4	49.5	7.9	16.0%
Operating income	95.1	26.4	68.7	260.2%
Non-operating income	0.1	—	0.1	—
Interest expense	3.2	13.0	(9.8)	(75.4)%
Income before income taxes and minority interest	92.0	13.4	78.6	586.6%
Income tax expense	34.5	5.4	29.1	538.9%
Minority interest in loss of USPoly Company	—	(0.1)	0.1	(100.0)%

Net income	$57.5	$7.9	$49.6	627.8%

The significant increase in sales in the first nine months of 2006, compared to the first nine months of 2005, is due to higher selling prices, which more than offset a 7% decrease in volume. While selling prices declined during the first nine months of 2006 compared to the fourth quarter of 2005, they remain well above the first nine months 2005. The price increases resulted in an overall increase in net sales of 20.1%. Similarly, resin costs also declined in the first nine months of 2006 as compared to the fourth quarter of 2005, but remain above the first nine months 2005. Selling prices have increased more than resin costs compared to the first nine months of 2005, and the resulting higher margins yield a much improved gross profit level.

Operating expenses increased $7.9 million in the first nine months of 2006 over the first nine months of 2005. There were several significant contributing factors to this increase: freight costs increased $2.0 million due to higher transportation rates; termination fees paid to Spell Capital Partners amounted to $1.4 million; non-cash compensation costs were $2.0 million (primarily from FAS 123(R) costs); Synergtics’ consulting fees were $0.4 million; non-cash costs of $0.7 million and cash costs of $0.3 million were incurred in the previously announced relocation of USPoly’s injection molding operations, which occurred in the second quarter; and 2005 included a gain on the sale of land of $0.5 million and a gain on the sale of the metals parts business of $1.2 million. These increases were partially offset by lower administrative costs due to the Poly merger.

Non-operating income represents a gain on put options related to the Company's share repurchase program.

Interest expense was significantly reduced in 2006 compared to 2005, as a result of payment of all subordinated and term loans in the fourth quarter of 2005 and lower borrowings under our revolving line of credit in the first nine months of 2006 as compared to the first nine months of 2005. In addition, interest expense was reduced in 2006 by $0.3 million in interest income from temporary investment of excess cash.

The income tax provisions for the nine months ending June 30, 2006 and 2005 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 37.4% for 2006, and 40.1% for 2005. The third quarter 2006 tax expense was reduced by $0.2 million for a true-up of 2005 tax expense based upon the final actual tax returns.

Results of Operations by Segment – Comparison Between Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	$	%
Net sales:
PVC products	$511.1	$418.6	$92.5	22.1%
PE products	66.0	61.8	4.2	6.8%

Consolidated net sales	$577.1	$480.4	$96.7	20.1%

Operating income:
PVC products	$89.9	$23.2	$66.7	287.5%
% of sales	17.6%	5.5%
PE products	5.2	3.2	2.0	62.5%
% of sales	7.9%	5.2%

Consolidated operating income	95.1	26.4	68.7	260.2%
% of sales	16.5%	5.5%

Non-operating income	(0.1)	—	(0.1)	100%

Interest expense	3.2	13.0	(9.8)	(75.4)%

Income before income taxes and minority interest	$92.0	$13.4	$78.6	586.6%

PVC Products

The significant increase in sales in the first nine months of 2006, compared to the first nine months of 2005, is due to higher selling prices, which more than offset a 7.3% decrease in volume. While selling prices declined in the first nine months of 2006 compared to the fourth quarter of 2005, they remain well above the first nine months of 2005. The price increases resulted in an overall increase in net sales of 22.1%. Similarly, resin costs also declined during the first nine months of 2006 as compared to the fourth quarter of 2005, but remain above the first nine months of 2005. Selling prices have increased more than resin costs compared to the first nine months of 2005, and the resulting higher margins yielded a much improved gross profit level.

Operating expenses increased $7.1 million in the first nine months of 2006 over the first nine months of 2005. There were several significant contributing factors to this increase: freight costs increased $1.8 million due to higher transportation rates; termination fees paid to Spell Capital Partners pursuant to the Management Services Agreement amounted to $1.4 million; non-cash compensation costs were $2.0 million (primarily from FAS 123R costs); Synergtics consulting fees were $0.4 million; administrative costs were higher due to employees hired for the Poly merger; and 2005 included a gain on the sale of land of $0.5 million. The overall result was an increase in operating income of $66.7 million.

PE Products

PE sales increased 6.8% in the first nine months of 2006, compared to the first nine months of 2005. Increases in selling prices more than offset a 9% reduction in volume. The increased sales and reduced material costs resulted in a substantial increase in gross margins. Operating expenses increased by $0.9 million as 2005 had included a gain on sale of the metals business of $1.3 million, and 2006 includes the costs for relocation of the injection molding operations of $1.0 million. Freight costs increased by $0.2 million due to the higher transportation rates, and administrative costs declined by $1.2 million as a result of the merger with PW Eagle. The overall result was an increase in operating income of $2 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, and additional availability under our revolving credit facility.

Cash provided by operating activities was $46.2 million in the first nine months of 2006, compared to $39.3 million in the first nine months of 2005. Cash generated from operations in the first nine months of 2006 included net income of $57.5 million, offset by net changes in operating assets and other non-cash items. Included within the changes in operating assets and liabilities in the first nine months of 2006 are tax payments totaling $44.2 million. These tax payments included our payment of 2005 taxes of over $20 million as well as estimated tax payments for 2006.

Investing activities used $4.6 million of cash in the first nine months of 2006, compared to $0.6 million provided by investing activities in the first nine months of 2005. The 2006 amount used was for capital expenditures of $5.5 million, offset by proceeds of $0.9 million from the sale of the Shawnee facility. The capital expenditures are consistent with our capital spending plan for 2006, which is expected to be in the range of $6 to $10 million.

Financing activities used $7.1 million of cash in the first nine months of 2006, compared to $39.5 million used in the first nine months of 2005. The significant uses in 2006 include a net decrease in our revolving credit facility of $7.2 million, the repurchase of company shares of $11.6 million, and $2.7 million in dividend payments. These were offset by the proceeds and tax benefits from exercises of stock options, restricted stock and warrants which provided a total of $14.2 million and proceeds of $0.4 million from our sale of put options related to our share repurchase program. In June 2006, the Board of Directors authorized a repurchase of up to $40 million of our outstanding shares. This repurchase activity is expected to continue during the fourth quarter of 2006.

We had working capital of $102.9 million at September 30, 2006, which is an increase of $64.6 million from December 31, 2005. In addition to the increase in working capital, we had additional availability on our $100 million revolving credit facility of $96.9 million at September 30, 2006.

Total assets of $264.7 million at September 30, 2006 represented a $30.2 million increase from $234.5 million at December 31, 2005. This increase was from current assets, with the net increase in cash, accounts receivable and inventories amounting to $36.2 million, offset by net decreases in property and equipment of $5.0 million. Total capitalization at September 30, 2006 was $171.6 million, consisting of $24.6 million of debt and $147.0 million of equity, with debt decreasing by $8.5 million and equity increasing by $61.0 million from December 31, 2005 amounts.

The increase in current assets was primarily due to increasing cash as a result of the positive cash from operations. Accounts receivable declined by $1.0 million from lower selling prices and pounds sold, and inventory grew by $2.7 million, as overall inventory levels are now higher than at December 31, 2005. The decrease in property and equipment was primarily due to depreciation in excess of capital expenditures and the sale of the Shawnee Oklahoma facility.

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

A discussion of our critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements is included in the Annual Report on Form 10-K.

Future Outlook

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical, and certain statements set forth in this Outlook section and the statements made in Item 1A. Risk Factors constitute forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of November 1, 2006 and are based on information known to us, and our assumptions as of that date. Forward-looking statements made in this Quarterly Report, which relate to our ability to fund cash requirements for the foreseeable future with cash from operations and from existing credit facilities, our expected sales volume, margins and net income in the fourth quarter of 2006, the expected demand for our products and PVC and PE pipe in general, the expected demand for and prices of PVC and PE resin, our expectations relating to the continuation of our stock repurchase program, our anticipated capital expenditures, the seasonality and cyclicality of our business, our financial performance correlation to GDP growth, and the availability of raw materials involve known and unknown risks and uncertainties, including those described in Item 1A. Risk Factors of this Quarterly Report, some of which are beyond our control, that may cause the actual results to differ materially from those expected and stated in this Quarterly Report. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

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

In light of the supply disruptions, PVC and PE pipe buyers accelerated their purchasing patterns, resulting in a very strong demand surge in September 2005 that continued into the fourth quarter of 2005. Faced with this strong demand, limited raw material supply and rising costs, we and many other pipe manufacturers implemented multiple price increases. Because we were able to increase prices at a rate ahead of increasing resin costs, we improved gross margins as well, resulting in strong sales volumes and high gross margins in the fourth quarter of 2005.

Most of the disruption in supply of PVC and PE resin caused by Hurricanes Katrina and Rita was resolved by the end of 2005, resulting in increased availability of, and decreasing prices for, resin. Starting in December 2005 and continuing through the first few months of 2006 PVC resin prices decreased and then stabilized during the second quarter. PVC resin prices increased in August and were unchanged in September. October pricing, while not yet finalized, appears to have decreased and industry expectations generally predict further decreases during the remainder of 2006. Prices for PVC pipe declined somewhat in the first part of 2006, stabilized during the second quarter as resin prices stabilized and increased in July and August. PVC pipe prices decreased in September and October and could decrease further in the fourth quarter of 2006 if the cost of PVC resin decreases. Historically, during times of decreasing PVC resin prices, PVC pipe prices have decreased faster than raw material costs, resulting in lower margins and we believe this could happen in the fourth quarter of 2006. Our business and the PVC pipe industry in general is subject to seasonality as residential and commercial construction activity typically declines in the fourth quarter. As a result, our volumes normally decrease from the third quarter to the fourth and this year is no exception. Based on our current information, we anticipate volumes being 15-20% below the level of the third quarter of 2006 and 8-12% below last year’s fourth quarter. The combination of lower volumes and margins is expected to result in the fourth quarter of 2006 remaining profitable but with net income significantly lower than the third quarter and well below the record level of the fourth quarter of 2005, which benefited from the supply/demand disruptions caused by the hurricanes and also included an after tax gain of $10.8 million from USPoly’s sale of its interest in WL Plastics.

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is reported to have grown at an annual rate of 3.5% in 2005, 5.6% in the first quarter of 2006, and 2.6% in the second quarter of 2006 and is estimated to have grown at 1.6% in the third quarter of 2006. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2006. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were not exposed to any market risks on variable rate debt obligations at September 30, 2006, as we had no such obligations outstanding. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates.

From time to time, we enter into financial instruments to manage and reduce the impact of changes in interest rates on our Senior Credit Facility. At September 30, 2006, we had no outstanding interest rate derivatives.

During the third quarter of 2006, as part of our share repurchase program, we entered into a contract with a third party to sell put options on 200,000 shares of our common stock. As a result, we are exposed to market risk on changes in the market price of our common stock. If the price of our common stock falls below $29.85 per share on November 15, 2006, (the expiration date of the contract) we anticipate settling the contract by taking delivery of the 200,000 shares in exchange for a payout of approximately $6 million.

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

ITEM 1 A. RISK FACTORS

The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The pipe industry and our business are heavily dependent on the price and trend of resin, our main raw material.

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases in September and October 2005. Starting in December 2005, and continuing through the first few months of 2006, PVC resin prices decreased, stabilized during the second quarter, and increased in the third quarter. October pricing, while not yet finalized, is anticipated to decrease and industry expectations are for further decreases in the remainder of 2006.

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

We believe the main drivers of industry performance are U.S. Gross Domestic Product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth improved in the first nine months of 2005 compared to 2004, demand for PVC resin for use in pipe was strong, and our margins increased. Although GDP growth slowed somewhat in the fourth quarter of 2005, the effect of hurricanes Katrina and Rita contributed to a continuing increase in demand and selling prices. GDP growth was reported at 5.6% in the first quarter of 2006, 2.6% in the second quarter of 2006, and is estimated at 1.6% for the third quarter of 2006. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES

As part of the Company’s share repurchase program, on August 15, 2006, the Company sold put options covering 200,000 shares of Company stock for $441 thousand in premiums. These outstanding put options have a strike price of $29.85 and an expiration date of November 15, 2006. The put options were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering of securities.

The following table provides information about purchases made by the Company of our common stock in the open market during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2006	—	$—	—	$40.0 million
August 1 – August 31, 2006	104,298	30.3387	104,298	36.8 million
September 1 – September 30, 2006	274,257	30.6387	378,555	28.4 million

On June 16, 2006, our Board of Directors approved a share repurchase program, whereby the Company is authorized to repurchase up to $40 million of the Company’s common stock outstanding through June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms, including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. The repurchase program was announced on June 16, 2006. No share repurchase plan or program expired, or was terminated, during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2006

PW EAGLE, INC.

Number	Description

10.1	First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated July 12, 2006, between the Company, USPoly, and Bank of America, N.A., as Agent*.

10.2	Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated October 11, 2006, between the Company, USPoly, and Bank of America, N.A., as Agent*.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: November 13, 2006