Form 10-K
period 2006-12-31
PW EAGLE INC
filed 2007-03-14
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was approximately $296,075,818 (based on the closing sale price of $30.24 per share as reported on the NASDAQ Global Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 27, 2007 was 11,528,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

PART I

ITEM 1.	BUSINESS

General

PW Eagle, Inc., a Minnesota corporation, (also referred to as we, us, our, the Company or PW Eagle) manufactures and distributes polyvinyl chloride (PVC) pipe and fittings used for potable water and sewage transmission, turf and agricultural irrigation, water wells, fiber optic lines, electronic and telephone lines, and commercial and industrial plumbing. We distribute our products throughout the entire United States, with a minimal amount of shipments to selected foreign countries. Our wholly-owned subsidiary, USPoly Company, LLC, (USPoly) manufactures and distributes polyethylene (PE) pipe products and accessories. The Company was organized as a corporation under the laws of the state of Minnesota in 1989.

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

Recently Announced Transaction

On January 15, 2007, we announced that we had entered into a definitive merger agreement under which J-M Manufacturing Company, Inc. (“JMM”) will acquire all of the outstanding common shares of PW Eagle for $33.50 per share in cash. The transaction is expected to be completed during the second quarter of 2007, subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of PW Eagle. JMM, headquartered in Livingston, New Jersey, operates a total of 14 plastic pipe manufacturing facilities and serves customers throughout North America.

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

ASTM Drain, Waste and Vent (DWV) Pipe. This PVC DWV pipe is used inside the home to drain wastewater and vent the plumbing system. We offer this product in sizes up to 6” in diameter from either a solid wall construction, or a construction that layers solid walls around a cellular core. This ASTM coex cellular core pipe is very tough while having a lighter weight.

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

Our PE Pipe Business

In February 2003, we created a separate subsidiary, PWPoly, and in September 2003 we transferred certain assets and liabilities of our PE pipe business to PWPoly. In September 2004, we acquired substantially all of the assets of Uponor Aldyl Company Inc.’s (UAC) PE pipe business. These combined businesses are now operated as a separate wholly-owned subsidiary, USPoly Company, LLC.

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

We have a broad and diverse group of customers consisting primarily of wholesalers and distributors. Sales to HD Supply, a customer of both the PVC and PE segments and not otherwise affiliated with the Company, totaled approximately 12% of consolidated sales in 2006. No customer accounted for more than 10% of our net sales in 2005 or 2004.

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

Manufacturing and Supply Sources

Our executive offices and operating headquarters are located in Eugene, Oregon. We have PVC pipe manufacturing facilities in Cameron Park, Visalia and Perris, California; Columbia, Missouri; Hastings, Nebraska; Eugene, Oregon; Conroe, Texas; West Jordan, Utah; Buckhannon, West Virginia; and Tacoma and Sunnyside, Washington. PVC electrical fittings are fabricated in Tacoma, Washington; and Cameron Park and Perris, California. PE pipe is manufactured in Hastings, Nebraska and Tulsa, Oklahoma. A PE fittings manufacturing facility is located in Tulsa, Oklahoma.

The eleven PVC pipe manufacturing facilities have blending centers where PVC resin is mixed with additives to create an appropriate compound for each extrusion application. In the PE pipe manufacturing facilities, natural PE resin is mixed with a pre-compound blend containing color and additives.

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

We acquire our PVC resin in bulk, mainly by rail car, and are substantially dependent on one supplier. We acquire our PE resin in bulk, mainly by rail car, and are substantially dependent on two suppliers. During the years ended December 31, 2006, 2005 and 2004, purchases of PVC and PE resin from three vendors totaled 90%, 90% and 87% of total material purchases, respectively. We strive to maintain strong relationships with our key raw material vendors to ensure the quality and availability of raw material. We believe our relationships with our key raw material vendors are good. However, the loss of a key supplier could have a significant impact on our business.

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

Backlog

Our goal is to keep delivery lead times to a minimum in order to meet customer requirements, thus minimizing backlog. Our backlog on February 27, 2007, was approximately $49.9 million compared to $42.0 million on March 1, 2006.

Employees

The table below summarizes the approximate number of our employees in January 2007:

	PVC	PE	Total
Administration	135	27	162

Sales and marketing	56	11	67

Manufacturing	690	173	863

Total	881	211	1,092

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

Our gross margin percentage is sensitive to raw material resin prices and the demand for PVC and PE pipe. Historically, when resin prices are rising or stable, our margins and sales volume have been higher. Conversely, when resin prices are falling, our sales volumes and margins have been lower. In response to hurricane-related supply disruptions and increasing energy and raw material costs, PVC resin producers implemented increases in September and October 2005. Starting in December 2005, and continuing through the first few months of 2006, PVC resin prices decreased, stabilized during the second quarter, and increased in the third quarter. PVC resin prices decreased significantly in the fourth quarter of 2006 in response to lower demand and decreasing raw material costs.

Our gross margins decrease when the supply of resin and pipe is greater than demand. Conversely, our gross margins improve when resin and pipe are in short supply. In April 2001, a major producer of PVC resin filed for bankruptcy and, during the first quarter of 2002 ceased operations at two manufacturing facilities. This resulted in a reduction of approximately 1.0 billion pounds of production capacity, or 5% of the North American industry capacity. Although two PVC producers have subsequently purchased these two facilities, only one of them has re-started a portion of its capacity. In December 2004, a major PVC producer announced plans to build a PVC plant with annual capacity of 1.3 billion pounds together with integrated production of chlorine and vinyl chloride monomer (VCM), with completion expected in late 2007 for the first phase and 2008 for the second phase. During 2005, two other PVC producers announced smaller expansions of existing facilities which are expected to be completed in 2007. If these capacity increases result in industry capacity exceeding demand when they begin production, it could result in decreasing prices for PVC resin and negatively impact our gross margins.

The demand for our products is directly affected by the growth and contraction of the Gross Domestic Product and economic conditions.

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable resin prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last ten years published PVC resin prices have fluctuated between approximately $0.24 and $0.67 per pound. Since peaking in October 2005, published PVC resin prices have decreased approximately $0.13 per pound.

We believe the main drivers of industry performance are U.S. Gross Domestic Product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. The hurricane-related supply and demand imbalances experienced during the fourth quarter of 2005 resulted in very strong margins which continued through the first three quarters of 2006. By the fourth quarter of 2006, there was more than sufficient resin supply compared to demand which resulted in a significant reduction in margins compared to the first three quarters of 2006. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

In September and October of 2005, all five PVC resin suppliers in North America declared force majeure due to the effects of Hurricanes Katrina and Rita, and due to an accident at one resin manufacturing facility. Despite this situation, we were able to secure sufficient amounts of raw material to maintain our operations at reasonable levels, primarily because of our agreement with our PVC supplier. Since early in first quarter of 2006, resin suppliers were able to increase production to levels such that there are no longer supply limitations. However, if similar disruptions in our raw material supply occur in the future, we may be unable to effectively utilize our manufacturing capacity.

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

The proposed merger with JMM is subject to conditions to closing, including the receipt of the required approval by our shareholders and regulatory approvals, which could result in the merger being delayed or not consummated, and could negatively impact our business, stock price, financial condition and operations.

The proposed merger with JMM is subject to conditions to closing as set forth in the merger agreement, including obtaining the required approval from our shareholders and obtaining all proper regulatory approvals. If any of the conditions to the merger is not satisfied or, where permissible, not waived, the merger will not be consummated. The delay or failure to consummate the merger could negatively impact our business, stock price, and financial condition. Our failure to consummate the merger may negatively impact our future business, growth, revenue, and results of operations and our ability to attract any future potential acquirer.

We are required to file a notification form with the United States Department of Justice and the Federal Trade Commission to determine whether the merger with JMM complies with applicable antitrust laws. We may not complete the merger until the expiration of a waiting period that follows the filing of the notification form. There is a risk that this regulatory approval may not be obtained or is obtained subject to conditions that are not anticipated. If such regulatory approval is not obtained or delayed, or if such regulatory approval is subject to conditions that we do not currently anticipate, the merger may not happen or at best it will be delayed. Such delay or the failure to consummate the merger may have an adverse effect on our current, and if the merger is not consummated, our future, business, stock price, financial condition and results of operations.

The uncertain effects of the pendency of the proposed merger with JMM may negatively impact our business relationships, operating results and business generally, including our ability to retain key employees, suppliers and customers during the pendency of the merger.

Because the merger with JMM is subject to various closing conditions, uncertainty exists regarding the completion of such merger. This uncertainty may cause employees, suppliers and customers to delay or defer decisions concerning us, or elect to switch to other companies or suppliers prior to the merger, which could negatively affect our business and our results of operations.

Some customers may seek alternative sources for products and services pending the completion of the merger due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to maintain the same quality, or support and develop such products and services in the same manner, as we do. In addition, if the merger does not occur for any reason, our relationships with our current customers and suppliers may be adversely affected.

Some of our employees may choose not to continue with us during the pendency of the merger due to a perception of uncertainty about the merger, their job security and the surviving company.

While the terms of the merger agreement allow us to consider unsolicited alternative proposals under certain circumstances, they prohibit solicitation of other proposals by us.

Certain provisions included in the merger agreement make it difficult for us to sell our business to a party other than JMM. These provisions include the general prohibition on us from soliciting any acquisition proposal or offer for a competing transaction, and a requirement that we pay a termination fee equal to 3% of the aggregate merger consideration and the reasonable and documented out of pocket expenses of JMM in connection with the merger, not exceeding $2,500,000, if the merger agreement is terminated in specified circumstances. These provisions might discourage a third party with an interest in acquiring us from considering or proposing an acquisition, including a proposal that might be more advantageous to our shareholders when compared to the terms and conditions of the pending merger with JMM. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay our shareholders.

There is the potential that because of certain covenants we agreed to in the merger agreement that restrict the conduct of our business prior to the completion of the merger, there could be an adverse effect on our business, properties and operations.

Pursuant to the merger agreement, prior to the consummation of the merger with JMM, we have made certain covenants that restrict our business. These prohibitions include, but are not limited to, (i) merging or consolidating with any company other than JMM, (ii) acquiring any company, (iii) issuing, selling, pledging, disposing of, transferring or encumbering any of our shares of common stock, (iv) paying any dividends, (v) creating or incurring any lien on our assets, (vi) making any loan, advancing any money or making a capital contribution in excess of $50,000, (vii) incurring any indebtedness for borrowed money other than in the ordinary course of business not to exceed $500,000, (viii) except as disclosed in the merger agreement, making or authorizing any capital expenditure and (ix) entering into any material contract.

These covenants could have an adverse effect on our business pending the merger, by limiting our ability to take advantage of a financing, merger and acquisition or other corporate opportunity.

The financing contemplated by JMM for the consummation of the merger might not be obtained.

JMM currently has commitments from lenders to finance the merger, but these commitments may change prior to the consummation of the merger. If any of these commitments fall through, JMM will look for other acceptable alternative commitments. This may cause a delay in the consummation of the merger, which may have a negative effect on our business, stock price, financial condition and results of operations. Under the terms of the merger agreement, JMM is obligated to proceed with the merger even if it fails to obtain the necessary financing, but this may be difficult for it to do. If JMM is unable to find acceptable replacement financing, there is a chance that the merger will not be consummated. The failure to consummate the merger with JMM may have a further negative impact on our future business, stock price, customer and employee perception, financial condition and results of operations and our ability to attract any future potential acquirer.

There is a chance that the occurrence of certain events, changes or other circumstances may arise that could give rise to the termination of the merger agreement, including circumstances that may require us to pay a termination fee and related expenses to JMM.

In the merger agreement we agreed to pay JMM a termination fee equal to 3% of the aggregate merger consideration and the reasonable and documented out of pocket expenses of JMM in connection with the merger, not exceeding $2,500,000, if our board of directors terminates the merger agreement and authorizes a competing acquisition by an entity other than JMM and in the event of certain other specified events that result in termination of the merger agreement. The termination fee could discourage other companies from trying to acquire us even if another acquisition would offer greater immediate value to our shareholders.

The proposed merger with JMM may not be completed in a timely manner or at all, which may materially adversely affect our business, future prospects and the price of our common stock.

If the merger with JMM is not completed, the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger with JMM will be completed. In addition, our business and operations may be harmed to the extent that our customers, suppliers and others believe that we cannot effectively compete in the marketplace without the merger, or there is customer, supplier or employee uncertainty surrounding the future direction of the product and service offerings and our strategy on a stand-alone basis.

In addition, any future potential acquirer would be cautious in exploring any future transaction with us.

We have incurred, and will continue to incur, significant costs in connection with the merger with JMM.

We have incurred, and will continue to incur, substantial costs in connection with the merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. If the merger is not completed, we will have incurred these costs but will have received little or no benefit.

If litigation is initiated with respect to the merger with JMM, the completion of the merger may be jeopardized and our business, financial condition and results of operations may be adversely impacted.

At any time, the antitrust division of the United States Department of Justice, the Federal Trade Commission, or another federal or state governmental authority could challenge or seek to block the merger with JMM under antitrust laws, as it deems necessary or desirable in the public interest. The antitrust law section of the office of the California attorney general has requested that we voluntarily provide that office with information regarding the proposed merger, which we are doing. We do not know what, if any, antitrust issues or concerns may be raised by this state office or what impact this may have on our ability to consummate the merger in a timely fashion. Moreover, in some jurisdictions, a competitor, customer, or other third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger with JMM, before or after it is completed. We cannot be sure that a challenge to the merger with JMM will not be made or that, if a challenge is made, that we will prevail.

Further, if litigation is initiated relating to the merger by our shareholders, JMM’s shareholders, the parties to the merger, or other third parties, this may affect the completion of the merger. Such potential litigation may be costly and time consuming. If the merger is delayed or is not consummated, our business, stock price, financial condition and results of operations may be negatively impacted. Further, the perception arising from any such litigation may negatively impact our future business, stock price, financial condition and results of operations, if the merger is not consummated.

During the pendency of the merger with JMM, our management’s attention may be diverted from our ongoing business operations, which may result in our business and results of operation being adversely affected.

During the pendency of the merger, our management will be required to devote a portion of its time to help ensure that each condition necessary for the consummation of the merger with JMM is met. Our management will also be asked by JMM to help ensure that the transition of our business to JMM is done properly. The attention given to the merger may result in our management not being able to devote sufficient time to other areas of the business, especially if disputes arise between the parties or if litigation is commenced in connection with the merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

USPoly has manufacturing facilities in Hastings, Nebraska, and Tulsa, Oklahoma. The Tulsa and Hastings facilities are leased pursuant to long-term lease agreements.

In August 2006, we sold USPoly’s former production location in Shawnee, Oklahoma for $0.9 million.

We believe that the production capacity of our facilities is sufficient to meet our current and future needs. The manufacturing facilities, as currently equipped, were operating at approximately 93% of capacity in the first quarter of 2007.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time a party to various claims and litigation matters incidental to our normal course of business. We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Global Market under the symbol “PWEI.” The following table sets forth the high and low closing prices of a share of common stock for each fiscal quarter in 2006 and 2005:

	High	Low
Year ended December 31, 2006:

First Quarter	$28.20	$18.52

Second Quarter	31.95	24.55

Third Quarter	37.00	24.05

Fourth Quarter	38.16	29.05

Year ended December 31, 2005:

First Quarter	$4.39	$2.95

Second Quarter	7.25	3.28

Third Quarter	8.53	5.15

Fourth Quarter	25.00	7.68

On February 27, 2007, there were 11,528,754 shares of common stock outstanding held by 1,034 shareholders of record (not including shares held in street name).

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $0.075 per share, payable in January 2006. Subsequent quarterly dividends of $0.075 per share were paid in April and October of 2006 and January of 2007. We have agreed in the merger agreement with JMM not to declare or pay any additional dividends from the date of the merger agreement through the closing of the merger.

During the past three years, the Registrant sold the securities listed below pursuant to exemptions from registration under the Securities Act, which were not otherwise reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

On December 22, 2005, PW Eagle entered into a Common Stock and Warrant Purchase Agreement with a single investor for the private placement of 18,667 shares of the Company’s common stock at a price of $18.75 and warrants to purchase an additional 4,667 shares of common stock with an exercise price of $27.00 per share. The aggregate offering price was $350,000. The warrants contain a net exercise provision. Such securities were offered and issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering of securities.

The following table provides information about purchases made by us of our Common Stock in the fourth quarter of fiscal 2006.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2006	115,198	$31.2741	493,753	$24.8 million
November 1 – November 30, 2006	19,196	$33.8184	512,949	$24.2 million
December 1 – December 30, 2006	16,916	$33.9376	529,865	$23.6 million
Total – Q4, 2006	151,310

(1)	On June 16, 2006, our Board of Directors approved a share repurchase program, whereby the Company was authorized to repurchase up to $40 million of the Company’s common stock outstanding through June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms, including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. The repurchase program was announced on June 16, 2006. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

10

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended December 31
	(in thousand, except for per share amounts)
	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS

Net sales	$714,112	$694,244	$474,954	$331,787	$251,275
Gross profit	174,642	159,389	70,136	36,749	45,479
Operating expenses	74,703	70,608	58,858	45,837	33,534
Operating income (loss)	99,939	88,781	11,278	(9,088)	11,945
Gain on sale of investee and non-operating income	897	18,363	—	—	—
Interest expense	(3,800)	(27,051)	(20,668)	(11,828)	(11,001)
Income (loss) from continuing operations before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	97,036	80,093	(9,390)	(20,916)	944
Income (loss) from continuing operations (net of tax)	60,695	46,950	(5,540)	(12,912)	571
Income from discontinued operations (net of tax)	—	—	—	194	—
Net income (loss)	60,695	46,950	(5,540)	(12,718)	571

PER SHARE DATA

Income (loss) from continuing operations per share:
Basic	$5.09	$5.28	$(0.78)	$(1.89)	$0.09
Diluted	$5.02	$4.65	$(0.78)	$(1.89)	$0.06

Income from discontinued operations per share:
Basic	$—	$—	$—	$0.03	$—
Diluted	$—	$—	$—	$0.03	$—

Net income (loss) per share:
Basic	$5.09	$5.28	$(0.78)	$(1.86)	$0.09
Diluted	$5.02	$4.65	$(0.78)	$(1.86)	$0.06

Cash dividends declared per common share	$0.30	$0.075	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	11,930	8,888	7,096	6,852	6,717
Diluted	12,096	10,094	7,096	6,852	9,376

FINANCIAL POSITION
Working capital (deficiency)	$99,505	$38,267	$(17,480)	$(3,610)	$13,620
Total assets	242,574	234,456	216,726	165,178	133,402
Long-term and subordinated debt and financing lease obligation, net of current portion	19,302	19,525	54,713	59,827	58,725
Stock warrants (included under liabilities)	—	—	2,627	—	—
Stockholders’ equity	145,397	86,039	12,613	15,235	25,919

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A, and the “Future Outlook and Risks to Our Business” comments below, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Summary

Throughout 2006, we have continued the success from 2005. Our operating performance has continued to improve, with our net income for 2006 amounting to $60.7 million compared to $47.0 million in 2005. Our resulting net cash flow from operations in 2006 amounted to $50.5 million, after paying $53.3 million in income taxes for 2005 and 2006. The positive cash from operations allowed us to pay down our revolving line of credit by $7.2 million, purchase $16.4 million of our common stock in our share repurchase program, pay $3.6 million in dividends, and still increase our cash position to $38.1 million at the end of 2006 compared to $5.7 million at the end of 2005. As a result, our financial position at December 31, 2006 is very strong.

We believe the main drivers of industry performance are U.S. gross domestic product (GDP) growth and supply and demand of PVC and PE resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. GDP growth has improved somewhat in 2006, with the GDP growth reported at 3.4 percent for 2006, as compared to 3.2 percent for 2005. As the PVC and PE resin industries have recovered from the hurricane related disruptions during the fourth quarter of 2005 and the first quarter of 2006, supply and demand of pipe have moved to a more balanced situation. As demand declined during the fourth quarter, our margins also declined from the first part of the year. As PVC resin and pipe prices continue the recent downward trend, our margins in the first quarter of 2007 may also decline further, but seasonal demand should increase as usual during the spring and summer months.

We provide a more detailed discussion of PVC and PE resin prices, GDP, and demand for PVC and PE pipe products under the Future Outlook and Risks to Our Business section of this discussion below, and under Item 1A. Risk Factors. We will comment in more detail on our Consolidated Results of Operations, Results of Operations by Segment, and Liquidity and Capital Resources in each of those respective sections below.

Consolidated Results of Operations

	Years ended December 31
	(in thousand, except for per share amounts)
				Percent Change
	2006	2005	2004	06 vs 05	05 vs 04
Net sales	$714,112	$694,244	$474,954	2.9%	46.2%

Cost of goods sold	539,470	534,855	404,818	0.9%	32.1%

Gross profit	174,642	159,389	70,136	9.6%	127.3%

Gross profit margin	24.5%	23.0%	14.8%

Operating expenses:

Freight expenses	38,897	38,687	30,950	0.5%	25.0%

Selling expenses	18,194	17,719	14,778	2.7%	19.9%

General and administrative expenses	17,301	15,973	11,114	8.3%	43.7%

Restructuring expenses	—	—	1,608	*	*

Other expense (income)	311	(1,771)	408	*	*

Total operating expenses	74,703	70,608	58,858	5.8%	20.0%

Operating income	99,939	88,781	11,278	12.6%	687.2%

Gain on sale of investee and non-operating income	897	18,363	—	*	*

Interest expense	(3,800)	(27,051)	(20,668)	-86.0%	30.9%

Income (loss) from continuing operations before income taxes	97,036	80,093	(9,390)	21.2%	953.0%

Income tax (expense) benefit	(36,341)	(32,915)	3,059	*	*

Effective tax rate	37.5%	41.1%	32.6%

Minority interest	—	(228)	173	*	*

Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	—	618	*	*

Income (loss) from continuing operations	60,695	46,950	(5,540)	29.3%	947.5%

Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$60,695	$46,950	$(5,540)	29.3%	947.5%

*	Percentage not applicable or meaningful.

Net Sales:

During 2006, both demand for and prices of PVC pipe have decreased from the levels seen at the end of 2005. While net sales increased by $19.9 million in 2006 compared to 2005, volume decreased by 9%. Average selling prices remained high during the first nine months of the year resulting in the overall increase. Sales prices have declined in the fourth quarter of 2006 and continue to decline into the first quarter of 2007, which is expected to result in lower overall sales in the first quarter of 2007 compared to the first quarter of 2006.

Net sales increased by $219.3 million in 2005 compared to 2004. Of this increase, $166.4 million was due to higher volume and pricing in our PVC products, $46.8 million was due to the UAC acquisition in our PE business in late 2004, and the balance of $6.1 million was due to volume and pricing in our other PE products. The PVC increase was due in large part to pricing increases. The average selling prices were above 2004 averages for all of the year, but were particularly higher during the fourth quarter of 2005. This increase in prices resulted from the PVC resin manufacturing and supply disruptions, caused by hurricanes Katrina and Rita which led to a situation where demand for PVC pipe exceeded supply. See Note 2: Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for further discussion of the UAC acquisition.

Gross Profit:

The gross profit improvements as a percentage of sales during the last two years are primarily due to the increasing spread of selling prices over the cost of raw materials in our PVC business. With the recent decline of average selling prices, however, our gross profit may be lower in the first quarter of 2007 than in the first quarter of 2006.

Operating Expenses:

Operating expenses increased by $4.1 million in 2006 compared to 2005. Freight increased by $0.2 million due to the overall higher costs for freight in rates per pound even though the volume was lower.

Selling, general and administrative costs increased by $1.8 million in 2006 compared to 2005. There were several contributing factors to this increase: termination fees paid to Spell Capital Partners in 2006 amounted to $1.4 million; non-cash compensation costs were $3.4 million (primarily from FAS 123(R) costs); and consulting fees for Synergetics Installations Worldwide, Inc., a management consulting firm (Synergetics”), were $0.8 million. These increased costs were partially offset by a reduction in USPoly administrative costs of $1.8 million resulting from the consolidation of USPoly’s administrative offices with PW Eagle’s administrative offices, and sales commissions were $1.1 million lower due to the reduced sales volume. See Note 2: Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for further discussion of the USPoly merger with and into PW Eagle.

Other income and expense includes non-cash costs of $0.7 million for the previously announced relocation of USPoly’s injection molding operations, which occurred in the second quarter; and 2005 included a gain on the sale of land of $0.5 million and a gain on the sale of the metals parts business of $1.2 million.

Comparing 2005 to 2004, operating expenses increased by $11.7 million. Freight and selling costs increased by $10.7 million due to the overall volume increases and higher selling prices, and higher costs for freight both in rates per pound and special handling charges when the industry experienced shortages of available trucks. General and administrative costs increased by $4.9 million, including a $2.2 million increase in our PE products business, due largely to the UAC acquisition. The remaining increase in administrative costs was due to several items including higher overall compensation costs based on the improvement in profitability and higher professional service fees, among others. These increases were partially offset by a $0.5 million gain on the sale of land and the absence of any restructuring costs in 2005, and also because 2004 included a loss on the sale of facilities of $0.4 million. In addition, our PE business realized a gain on the sale of its metals parts business of $1.2 million in the second quarter of 2005.

Gain on Sale of Investee and Non-operating Income:

For 2006, non-operating income includes a gain on put options related to the Company’s share repurchase program of $0.4 million, and an adjustment to the gain on W.L. Plastics of $0.5 million.

In 2005, USPoly sold its approximately 23% interest in W.L. Plastics. USPoly received $23.5 million cash and an additional $1.2 million is being held in escrow for a period of 18 months and is subject to customary post-closing contingencies. As a result of this sale USPoly recorded a gain in 2005 of $18.4 million.

Interest Expense:

Interest expense decreased $23.3 million in 2006 compared to 2005, primarily due to our repayment of outstanding debt in 2005. In addition, net interest expense was reduced by $0.8 million of interest income earned on temporary cash investments during 2006.

Interest expense increased $6.4 million in 2005 compared to 2004. Included in 2005 was $4.8 million of prepayment penalties associated with our payment of all subordinated debt and term loans, and non-cash charges of $2.8 million for the related write-off of unamortized debt discount and deferred finance charges. In addition, there was an additional $5.1 million of non-cash charges for the fair value adjustments for warrants issued with the subordinated debt.

See Note 5: Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion of related debt transactions.

Income Taxes:

The income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 was calculated based on management’s estimates of the annual effective tax rate for each year. The annual differences in 2005 from our usual tax rate of approximately 38-39% are primarily due to permanent differences from charges related to the stock warrants.

Results of Operations by Segment

	Years ended December 31
	(in thousand, except for per share amounts)
				Percent Change
	2006	2005	2004	06 vs 05	05 vs 04
Net sales:

PVC products	$631,901	$612,258	$445,880	3.2%	37.3%
PE products	82,211	81,986	29,074	0.3%	182.0%

Consolidated net sales	714,112	694,244	474,954	2.9%	46.2%

Operating income:
PVC products	94,354	84,387	11,140	11.8%	657.5%
% of sales	14.9%	13.8%	2.5%
PE products	5,585	4,394	138	27.1%	3,084.1%
% of sales	6.8%	5.4%	0.5%

Consolidated operating income:	99,939	88,781	11,278	12.6%	687.2%
% of sales	14.0%	12.8%	2.4%

Gain on sale of investee and non-operating income	897	18,363	—		—
Interest expense	(3,800)	(27,051)	(20,668)	-86.0%	30.9%
Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	$97,036	$80,093	$(9,390)	21.2%	953.0%

PVC Products:

PVC sales increased $19.6 million in 2006 compared to 2005 due to higher selling prices, which more than offset a 9% decrease in volume. While selling prices declined in 2006 compared to the fourth quarter of 2005, they remain well above the average for 2005. Margins during the first three quarters of 2006 remained well above 2005 as product demand was relatively strong, yielding an improved gross profit level.

Operating expenses increased $4.2 million in 2006 over 2005. There were several significant contributing factors to this increase: freight costs increased $0.4 million due to higher transportation rates; selling commissions decreased $1.1 due to the lower volume; termination fees paid to Spell Capital Partners pursuant to the Management Services Agreement amounted to $1.2 million; non-cash compensation costs were $3.4 million (primarily from FAS 123(R) costs); consulting fees for Synergetics were $0.8 million; and 2005 included a gain on the sale of land of $0.5 million. The overall result was an increase in operating income of $10.0 million.

PVC sales increased $166.4 million from 2004 to 2005, due to an overall volume increase of 3.4%, amounting to $15.1 million of the sales increase, and average pricing increases amounting to $151.3 million. Most of our plants were operating at near capacity levels for much of 2005. The average selling prices were above 2004 averages for most of the year, but were particularly higher during the fourth quarter of 2005. The fourth quarter increase in prices resulted from the PVC industry manufacturing and resin supply disruptions, which were caused by the hurricanes Katrina and Rita.

The spread of selling prices over the cost of raw materials increased throughout 2005, and particularly in the fourth quarter, resulting in better gross margins. Operating expenses increased by $7.0 million in 2005 compared to 2004. Freight and selling costs increased by $6.7 million due to the higher sales and higher freight rates during the year, and general and administrative expenses increased $2.7 million. These increases were partially offset by not incurring any restructuring costs in 2005, by a gain on sale of land of $0.5 million in 2005, and 2004 included a loss on sale of facilities of $0.4 million. The result was an increase in operating income of $73.2 million from 2004 to 2005.

PE Products:

PE sales increased $0.2 million in 2006 compared to 2005. Increases in selling prices more than offset a 12% reduction in volume. The increased sales and reduced material costs resulted in a small increase in our gross margin percentage. Operating expenses decreased by $0.1 million. General and administrative costs declined $1.8 million as a result of USPoly’s consolidation with PW Eagle; 2005 had included a gain on sale of the metals business of $1.2 million; and 2006 includes the costs for relocation of the injection molding operations of $1.0 million. Freight costs decreased by $0.2 million with higher transportation rates offsetting the lower volume. The overall result was an increase in operating income of $1.2 million.

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

Cash provided by operating activities was $50.5 million in 2006 compared to $85.3 million in 2005. Cash generated from operations in 2006 included net income of $60.7 million, offset by net changes in operating assets and other non-cash items. Included within the changes in operating assets and liabilities in 2006 are tax payments totaling $53.3 million. These tax payments included our payment of 2005 taxes of $21.8 million as well as estimated tax payments for 2006.

Investing activities used $6.2 million of cash in 2006, compared to $20.5 million provided by investing activities in 2005. The 2006 amount used was for capital expenditures of $7.6 million, offset by proceeds of $0.9 million from the sale of the Shawnee facility, and an additional $0.5 million from the sale of W.L. Plastics.

Financing activities used $11.9 million of cash in 2006 compared to $101.1 million used in 2005. The significant uses in 2006 include a net decrease in our revolving credit facility of $7.2 million, the repurchase of company shares of $16.4 million, and $3.6 million in dividend payments. These were offset by the proceeds and tax benefits from exercises of stock options, restricted stock and warrants which provided a total of $15.3 million and proceeds of $0.4 million from our sale of put options related to our share repurchase program. In June 2006, the Board of Directors authorized a repurchase of up to $40 million of our outstanding shares. This repurchase activity continued during the first quarter of 2007. During the months of January and February, 2007, the Company repurchased an additional 460,749 shares of PW Eagle, Inc. common stock for approximately $15.1 million in accordance with the provisions of the approved share repurchase program (see Note 14 of the Notes to the Condensed Consolidated Financial Statements). With the inclusion of these shares, the Company has repurchased 990,614 shares of our common stock for $31.5 million. The Rule 10b5-l purchase plan entered into on August 21, 2006 provided for $31.5 million of share repurchases. Therefore, since the maximum dollar common stock share repurchases has been completed under this plan, there will not be additional share repurchases forthcoming under the Rule 10b5-1 plan.

We had working capital of $99.5 million at December 31, 2006, which is an increase of $61.2 million from the $38.3 million at December 31, 2005. This improvement is the result of our continued high levels of profitability in 2006, and the resulting positive cash flow from operations of $50.5 million for the year ended December 31, 2006.

In addition to the improvement in working capital, we had additional availability on our revolving credit facilities of approximately $97 million at December 31, 2006.

Total assets of $242.6 million at December 31, 2006 represented a $8.1 million increase from the $234.5 million at December 31, 2005. This increase was from current assets, with cash increasing by $32.4 million, accounts receivable decreasing by $26.7 million and inventories increasing by $4.8 million. Property and equipment decreased $3.7 million as depreciation and the sale of the Shawnee, Oklahoma facility more than offset our capital expenditures. Total capitalization at December 31, 2006 was $164.9 million, consisting of $19.5 million of debt and $145.4 million of equity, with debt decreasing by $9.1 million and equity increasing by $59.4 million from December 31, 2005 amounts.

The decrease in accounts receivable was due to lower selling prices and volumes in the fourth quarter 2006 compared to the fourth quarter of 2005. Inventories were higher at the end of 2006 as our overall inventory levels at the end of 2005 were very low due to the unusually high demand in the fourth quarter of 2005. We resumed more normal inventory levels in 2006.

Capital spending for property and equipment was $7.6 million in 2006, primarily for equipment maintenance and upgrades, and completing a new Ultra product manufacturing line. Under the recently announced merger agreement with JMM, capital spending for 2007 up to the closing date is limited to $1.2 million plus completion of existing projects.

Management believes that, for the foreseeable future, the Company can fund requirements for working capital, capital expenditures and other obligations with cash generated from operations and borrowing from existing credit facilities.

Credit Facilities

A summary of amounts outstanding under each of our credit facilities at December 31, 2006 and December 31, 2005 follows (in thousands):

	December 31, 2006	December 31, 2005
Borrowings under revolving credit facilities

PW Eagle	$—	$7,184

USPoly	—	—

Total amounts outstanding under revolving credit facilities	$—	$7,184

Long-term debt, net of discounts

PW Eagle Capital Lease Obligation	$16,211	$16,353

USPoly Capital Lease Obligations	3,315	3,354

Total amounts outstanding under long-term credit facilities	19,526	19,707

Total amounts outstanding	$19,526	$26,891

Further information on the Company’s financing arrangements can be found in Note 5 Financing Arrangements in the Notes to the Consolidated Financial Statements.

The Company’s obligations at December 31, 2006 under its financing arrangements are summarized in the table below:

Scheduled Contractual Obligations	Total	2007	2008	2009	2010	2011	After 5 Years
Capital lease obligations	$42,398	$2,633	$2,633	$2,633	$2,618	$2,618	$29,263
Operating leases	2,816	943	752	719	400	2	—
Estimated interest on revolving credit facilities	—	—	—	—	—	—	—

	$45,214	$3,576	$3,385	$3,352	$3,018	$2,620	$29,263

There is no estimated interest on revolving debt as there was no such debt outstanding at December 31, 2006. We had commitments for capital expenditures of $2.5 million at December 31, 2006, which we intend to fund from our revolving credit facilities, or cash flow from operations.

At December 31, 2006, the Company had a contingent liability for standby letters of credit totaling $3.1 million that are issued and outstanding. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facility. No amounts were drawn on these letters of credit as of December 31, 2006.

Under current financing agreements, PW Eagle is required to comply with a minimum fixed charge coverage ratio, if average availability for the sixty day period then ended is less than $40 million or if at any time within the fiscal quarter availability under the revolving credit facility is less than $30 million. This covenant did not apply as our availability exceeded these minimum amounts. Some of the capital lease obligations also contain covenants that mirror the senior debt covenants. At December 31, 2006, PW Eagle was in compliance with all debt covenants.

Restructuring Activities

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

In connection with these activities, we incurred restructuring charges of $1.6 million in 2004. At December 31, 2004, we had $0.1 million of severance payments remaining from the restructuring, which were paid in 2005.

Future Outlook and Risks to Our Business

The statements contained in this section and statements contained in Items 1, 1A, 3, 7 and 7A of this Report on Form 10-K regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations and beliefs as of March 9, 2007 and are based on information known to us, and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, statements regarding our expectations may prove to be inaccurate and our operating results may differ materially from our stated expectations and beliefs. For a discussion of the risks facing our business, please see Item 1.A Risk Factors.

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

Most of the disruption in supply of PVC and PE resin caused by Hurricanes Katrina and Rita was resolved by the end of 2005, resulting in increased availability of, and decreasing prices for, resin. Starting in December 2005 and continuing through the first few months of 2006, PVC resin prices decreased and then stabilized during the second and third quarters before decreasing substantially during the fourth quarter of 2006. Prices for PVC pipe declined somewhat in the first part of 2006, stabilizing during the second and third quarters. Similar to the trend for PVC resin, PVC pipe prices decreased rapidly in the fourth quarter of 2006. Historically, during times of decreasing PVC resin prices, PVC pipe prices have decreased faster than raw material costs, resulting in lower margins and this occurred in the fourth quarter of 2006. Our business and the PVC pipe industry in general is subject to seasonality as residential and commercial construction activity typically declines in the fourth quarter. The fourth quarter of 2006 saw demand decrease somewhat more than the typical seasonal slowdown, which we believe was due to efforts by our distributors to reduce their inventory levels as pipe prices were decreasing during the quarter.

Industry expectations are for PVC resin prices to remain relatively stable in the first quarter of 2007, and producers have announced a price increase for March 2007. We expect our margins to remain near their current levels as the price of PVC resin stabilizes. Demand has increased in the early first quarter of 2007 compared to the fourth quarter of 2006 as distributors have resumed more normal buying patterns.

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is reported to have grown at an annual rate of 3.2% in 2005 and 3.4% in 2006. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2007. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We have a long-term contract with one supplier for PVC resin, our primary raw material, and are substantially dependent on that relationship. The terms of our long-term agreement with out PVC supplier provide, among other things, for the extension of the agreement at the supplier’s option through 2013, certain termination rights exercisable by the supplier without corresponding rights for us, a right of first negotiation with the supplier on the sale of the assets of one or more of our facilities that utilize PVC resin, and the supplier’s option to require a buyer of all or a substantial portion of our assets to assume the agreement. These provisions may have the effect of limiting our ability to replace the supplier, procure PVC resin under more favorable terms or divest of our assets.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements include:

Allowance for Doubtful Accounts and Sales Discounts

We maintain an allowance for doubtful accounts at a level estimated to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on our historical experience, prior years’ write-offs, aging of past due accounts, financial condition of the customer and the general economic conditions of our market place. Actual results could differ from these estimates resulting in an increase to the allowance for doubtful accounts and bad debt expense. We wrote-off $0.2 million of uncollectible accounts during 2006, $0.1 million during 2005, and $0.2 million during 2004, while our charges to bad debt expenses amounted to $0.2 million in 2006, $0.5 million in 2005, and $0.1 million in 2004. Our allowance for doubtful accounts was $1.0 million at December 31, 2006 and $1.0 million at December 31, 2005. Had our actual write-offs been significantly higher, or had the aging deteriorated, we may have required a larger allowance at December 31, 2006.

We also maintain an allowance for sales discounts. This allowance is based on our historical experience of discounts given, and current terms of sale. The total discounts are deducted from gross sales. The dollar amount of such discounts is directly related to total gross sales, and the related terms of sale of such transactions. The allowance amount for sales discounts was $0.7 million at December 31, 2006 and $1.0 million at December 31, 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. Judgment by management is required to determine both replacement cost and market. We recorded a lower of cost or market adjustment in the fourth quarter of 2006, reducing pipe inventory values by $2.4 million. No lower of cost or market adjustment was required at either December 31, 2005 or 2004. A change in this management estimate would impact cost of goods sold and the inventory carrying value.

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

(In thousands)
	2006	2005	2004
Net liability for medical/dental insurance – beginning of year	$1,178	$991	$528
Accruals for medical/dental insurance during the year	5,163	6,396	4,238
Net medical/dental insurance payments	(5,592)	(6,209)	(3,775)

Net liability for medical/dental insurance – end of year	$749	$1,178	$991

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

(In thousands)
	2006	2005	2004
Net liability (deposit) for worker’s compensation – beginning of year	$270	$(300)	$251
Accruals for worker’s compensation during the year	717	978	482
Net payments for insurance premiums and claims	(874)	(408)	(1,033)

Net liability (deposit) for worker’s compensation – end of year	$113	$270	$(300)

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

(In thousands)
	2006	2005	2004
Accrual for product warranties – beginning of year	$325	$325	$450
Accruals for warranties issued during the year	565	305	328
Settlements made during the year	(615)	(305)	(453)

Accrual for product warranties – end of year	$275	$325	$325

Share-based compensation

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) eliminating the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. In accordance with the new rule, the Company adopted SFAS No. 123(R) using a modified prospective method for the recognition of share-based compensation expense on January 1, 2006.

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

Under FAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the stated vesting period. The Company continues to use the Black-Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on the Company’s share-based payments can be found in Note 13 in the Notes to the Consolidated Financial Statements under ITEM 8.

Recently Issued Accounting Standards

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 did not have any effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of SAB No. 108 did not have any effect on our financial position or results of operations.

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

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, the Company will adjust the financial statements if needed to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

Related Party Transactions

Certain former members of the Company’s Board of Directors were members of Spell Capital Partners, LLC (Spell Capital). On March 30, 2006, the Company terminated its Management Services Agreement (the Agreement), dated January 1, 2004 with Spell Capital, pursuant to which Spell Capital provided the Company with supervisory and monitoring services, as well as advice and assistance with acquisitions, divestitures and financing activities. The Agreement was terminated based on a determination by the Board of Directors that the Company no longer required the services of Spell Capital. The terms of the Agreement permitted the Company to not renew the Agreement upon the conclusion of any quarterly term of the Agreement in exchange for a payment to Spell Capital equal to the monthly management fee currently due and owing to Spell Capital along with a payment equal to twenty-four (24) times the current monthly management fee. The amount of the termination payment paid by the Company to Spell Capital was $1,248,000. The Company’s wholly-owned subsidiary, USPoly Company, LLC, also terminated its Management Services Agreement with Spell Capital. The amount of the termination payment paid by USPoly to Spell Capital was $112,500. These termination fees are included in General and Administrative expenses in the consolidated statement of operations.

Costs incurred under these arrangements, prior to their termination discussed above, of $0.2 million, $0.8 million and $0.7 million in 2006, 2005 and 2004, respectively, are included in General and Administrative expenses in the consolidated statement of operations. In the fourth quarter of 2005, the Board of Directors approved a bonus payment to Spell Capital of $0.7 million, which was also included in General and Administrative expenses.

During 2004, PW Eagle paid certain operating expenses for USPoly. Transactions with USPoly included the rental of certain operating facilities and expenses related to certain services provided to and delivered by PW Eagle. At December 31, 2004, the inter-company balance was approximately $0.1 million. On October 17, 2005, USPoly was merged into PW Eagle. All inter-company transactions are eliminated in the consolidated financial statements.

In connection with the UAC Acquisition, USPoly paid Spell Capital a fee of $0.5 million which is included in transaction costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were not exposed to any market risks on variable rate debt obligations at December 31, 2006, as we had no such obligations outstanding. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates.

From time to time, we enter into financial instruments to manage and reduce the impact of changes in interest rates on our Senior Credit Facility. At December 31, 2006, we had no outstanding interest rate derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of PW Eagle, Inc.:

We have audited the accompanying consolidated balance sheet of PW Eagle, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PW Eagle, Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (Revised 2004) during 2006.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at Item 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PW Eagle, Inc and its subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Portland, Oregon
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PW Eagle, Inc.

In our opinion, the consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of PW Eagle, Inc. and its subsidiary, for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota

March 25, 2005

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except for per share amounts)

	Years ended December 31
	2006	2005	2004
Net sales	$714,112	$694,244	$474,954

Cost of goods sold	539,470	534,855	404,818

Gross profit	174,642	159,389	70,136

Operating expenses:

Freight expense	38,897	38,687	30,950

Selling expense	18,194	17,719	14,778

General and administrative expense	17,301	15,973	11,114

Restructuring and related costs	—	—	1,608

Other (income) expense, net	311	(1,771)	408

	74,703	70,608	58,858

Operating income	99,939	88,781	11,278

Gain on sale of investee and non-operating income	897	18,363	—

Interest expense	(3,800)	(27,051)	(20,668)

Income (loss) before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	97,036	80,093	(9,390)

Income tax (expense) benefit	(36,341)	(32,915)	3,059

Minority interest in USPoly Company	—	(228)	173

Equity in undistributed earnings of unconsolidated affiliate, net of tax	—	—	618

Net income (loss)	$60,695	$46,950	$(5,540)

Net income (loss) per share:

Basic	$5.09	$5.28	$(0.78)

Diluted	$5.02	$4.65	$(0.78)

Cash dividends declared per common share	$0.30	$0.075	$—

Weighted average number of common shares outstanding:

Basic	11,930	8,888	7,096

Diluted	12,096	10,094	7,096

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED BALANCE SHEET (in thousands, except for share data)

At December 31,	2006	2005
ASSETS

Current assets:

Cash and cash equivalents	$38,064	$5,671

Accounts receivable, net	60,337	87,062

Inventories	68,990	64,239

Deferred income taxes	3,284	2,382

Other current assets	2,468	2,861

Total current assets	173,143	162,215

Property and equipment, net	52,626	56,301

Goodwill	6,441	6,441

Deferred tax asset	1,745	325

Intangible assets	3,064	4,020

Other assets	5,555	5,154

Total assets	$242,574	$234,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Borrowings under revolving credit facilities	$—	$7,184

Current maturities of capital lease obligations	224	182

Accounts payable	50,749	68,483

Book overdraft	—	192

Accrued liabilities	22,665	47,907

Total current liabilities	73,638	123,948

Capital lease obligations, less current maturities	19,302	19,525

Other long-term liabilities	4,237	4,944

Total liabilities	97,177	148,417

Commitments and contingencies (Notes 6 and 8)

Stockholders’ equity:

Series A preferred stock, 7% cumulative dividend; convertible; $2 per share liquidation preference; no par value; authorized 2,000,000 shares; none issued and outstanding	—	—

Undesignated stock, par value $0.01 per share; authorized 14,490,000 shares; none issued and outstanding	—	—

Stock warrants	2,953	5,844

Common stock, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding 11,965,403 and 11,210,418 shares, respectively	120	112

Class B common stock, par value $0.01 per share; authorized 3,500,000 shares; none issued and outstanding	—	—

Additional paid-in capital	66,265	61,439

Unearned compensation	—	(326)

Accumulated other comprehensive income	387	372

Accumulated earnings	75,672	18,598

Total stockholders’ equity	145,397	86,039

Total liabilities and stockholders’ equity	$242,574	$234,456

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

Years ended December 31, 2006, 2005 and 2004	Stock Warrants	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from Officers and Employees on Common Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total
Balance at December 31, 2003	$6,936	7,259	$73	$31,281	$(1,104)	$(350)	$371	$(21,972)	$15,235

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	(5,540)	(5,540)

Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	(37)	—	(37)

Unrealized gain on securities from non-qualified deferred compensation plans	—	—	—	—	—	—	111	—	111

Other comprehensive income									74

Comprehensive loss									(5,466)

Stock warrants issued	82	—	—	—	—	—	—	—	82

Exercised	(62)	15	—	62	—	—	—	—	—
Common stock issued:

Options exercised	—	110	1	165	—	—	—	—	166

Company sponsored programs	—	133	1	900	310	—	—	—	1,211

Non-qualified stock options tax benefit	—	—	—	8	—	—	—	—	8

Payments received on notes	—	—	—	—	—	95	—	—	95

Stock compensation expense	—	—	—	—	250	—	—	—	250

Other	—	—	—	855	—	177	—	—	1,032

Balance at December 31, 2004	$6,956	7,517	$75	$33,271	$(544)	$(78)	$445	$(27,512)	$12,613

Comprehensive income:

Net income	—	—	—	—	—	—	—	46,950	46,950

Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	—	—	—	—	—	—	58	—	58

Unrealized gain (loss) on securities from non-qualified deferred compensation plans, net of taxes	—	—	—	—	—	—	(131)	—	(131)

Other comprehensive loss									(73)

Comprehensive income									46,877

Stock warrants issued	4,775	—	—	92	—	—	—	—	4,867

Exercised	(5,887)	2,302	23	11,658	—	—	—	—	5,794

Common stock issued:

Options exercised	—	32	1	327	—	—	—	—	328

Company sponsored programs	—	340	3	3,052	—	—	—	—	3,055

Private placement	—	1,019	10	13,119	—	—	—	—	13,129

Non-qualified stock options tax benefit	—	—	—	—	—	—	—	—	—

Payments received on notes receivable	—	—	—	(80)	—	78	—	—	(2)

Stock compensation expense	—	—	—	—	218	—	—	—	218

Dividends declared	—	—	—	—	—	—	—	(840)	(840)

Balance at December 31, 2005	$5,844	11,210	$112	$61,439	$(326)	$—	$372	$18,598	$86,039
Comprehensive income:

Net income	—	—	—	—	—	—	—	60,695	60,695

Other comprehensive income (unrealized gain on securities from non-qualified deferred compensation plans, net of taxes							15		15

Comprehensive income									60,710

Stock warrants issued	—	—	—	—	—	—	—	—	—

Exercised	(2,891)	445	5	5,924	—	—	—	—	3,038
Common stock issued:

Options exercised	—	840	8	4,521	—	—	—	—	4,529

Non-qualified stock options tax benefit	—	—	—	7,688	—	—	—	—	7,688

Share based compensation expense	—	—	—	3,100	326	—	—	—	3,426

Dividends declared	—	—	—	—	—	—	—	(3,621)	(3,621)

Shares repurchased	—	(530)	(5)	(16,407)	—	—	—	—	(16,412)

Balance at December 31, 2006	$2,953	11,965	$120	$66,265	$—	$—	$387	$75,672	$145,397

The accompanying notes are an integral part of the consolidated financial statements.

PW EAGLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

Years ended December 31,	2006	2005	2004
Cash flows from operating activities:

Net income (loss)	$60,695	$46,950	$(5,540)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

(Gain) loss on disposal of fixed assets	644	(500)	483

Gain on sale of metals parts business	—	(1,256)	—

Gain on sale of investee	(456)	(18,363)	—

Equity in earnings of unconsolidated affiliate, pretax	—	—	(1,002)

Depreciation and amortization	11,077	12,618	11,497

Royalty accretion	949	1,631	772

Warrant fair value adjustment	—	5,067	984

Amortization of debt issue costs, discounts and premiums	359	3,840	7,248

Receivable provisions	(396)	781	2,733

Inventory writedown to estimated market value	2,428	—	—

Deferred income taxes	(2,462)	11,652	(3,195)

Issuance of subordinated debt for interest payment	—	—	1,094

Non-cash minority interest	—	228	(173)

Share-based compensation	3,426	218	1,669

Incremental tax benefits from share based awards	(7,688)	—	—

Investment earnings on deferred compensation plan	26	101	—

Fair value gain for put options	(441)	—	—

Other	—	104	—

Change in assets and liabilities, net of acquisitions

Accounts receivable	27,121	(33,233)	(13,055)

Income taxes payable	(14,172)	21,716	—

Inventories	(7,179)	(1,365)	(10,849)

Other current assets	393	(1,794)	2,879

Accounts payable	(17,733)	36,969	683

Accrued liabilities	(2,994)	4,302	(4,933)

Other, primarily royalty payments	(3,141)	(4,398)	(1,143)

Net cash provided by (used in) operating activities	50,456	85,268	(9,848)

Cash flows from investing activities:

Purchases of property and equipment	(7,601)	(4,672)	(1,986)

Purchase of Uponor Aldyl Company	—	—	(13,907)

Purchase of additional equity interest in affiliate	—	(3,169)	(1,550)

Proceeds from sale of metals parts business	—	2,534	—

Proceeds from property and equipment disposals	942	874	2,210

Proceeds from sale of affiliate – W.L. Plastics	456	24,958	—

Payments on notes receivable	—	—	95

Net cash (used in) provided by investing activities	(6,203)	20,525	(15,138)

Cash flows from financing activities:

Change in cash overdraft	(192)	(1,685)	(4,291)

Borrowings under revolving credit facility	275,984	735,787	596,834

Payments under revolving credit facility	(283,168)	(810,620)	(549,448)

Payment of notes payable	—	(4,461)	—

Proceeds from sale-leaseback transactions	—	—	3,555

Payments on capital lease obligation	(205)	(186)	(222)

Proceeds from long-term debt	—	—	35,875

Repayment of long-term debt	—	(38,073)	(55,093)

Payment of debt issuance costs/financing costs	—	(101)	(3,807)

Dividends paid	(3,564)	—	—

Issuance of common stock upon exercise of stock options and warrants	7,568	327	166

Proceeds from sale of put options	441	—	—

Cash received for USPoly stock	—	—	2,002

Common stock repurchases	(16,412)	—	(30)

Incremental tax benefits from share based awards	7,688	—	—

Proceeds from private sale of stock	—	17,904	—

Net cash (used in) provided by financing activities	(11,860)	(101,108)	25,541

Net change in cash and cash equivalents	32,393	4,685	555

Cash and cash equivalents, beginning of year	5,671	986	431

Cash and cash equivalents, end of year	$38,064	$5,671	$986

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

The estimated fair value of the reporting unit is determined using discounted cash flow analysis. The Company completed its annual goodwill impairment test in the third quarter of 2006, with no changes in the carrying value of goodwill.

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

Comprehensive Income (Loss)—Components of comprehensive income (loss) for the Company include net income, changes in fair market value of the financial instrument designated as a hedge of interest rate exposure and changes in the fair market value of securities in the non-qualified deferred compensation plan. These amounts are presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income.

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

Share-based compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. In accordance with the new rule, the Company adopted SFAS No. 123(R) using a modified prospective method for the recognition of share-based compensation expense on January 1, 2006.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123 (R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).

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

Recently Issued Accounting Standards

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 did not have any effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of SAB No. 108 did not have any effect on our financial position or results of operations.

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

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, the Company will adjust the financial statements if needed to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

2. ACQUISITIONS & DIVESTITURES

US Poly Investment in and Sale of W.L. Plastics Corporation

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

On November 1, 2005, USPoly sold its interest in W.L. Plastics. USPoly received $23.5 million cash and an additional $1.2 million will be held in escrow for a period of 18 months (which is still outstanding at December 31, 2006) and is subject to customary post-closing contingencies. The gain realized in 2005 was $18.4 million. The purchase price was subject to a working capital adjustment which was resolved in 2006, resulting in an additional gain of $0.5 million. A substantial portion of the cash was used to pay down debt obligations of USPoly and PW Eagle.

Acquisition of Uponor Aldyl Company

On September 27, 2004, USPoly acquired the business of Uponor Aldyl Company, Inc. (UAC) from Uponor Corporation, a Finnish company (the UAC Acquisition). UAC was a leading extruder of PE piping systems for natural gas with annual sales of $41 million in 2003. The business had facilities in Tulsa and Shawnee, Oklahoma. UAC’s business operations were combined with those of USPoly and the combined organization was re-named USPoly Company (USPoly).

The final purchase price for UAC was $18.6 million (including direct transaction costs of $1.0 million), composed of $13.9 million of cash, $2.1 million in the form of a note to Uponor Corporation, and $2.6 million which was subsequently paid to Uponor Corporation on March 11, 2005 . In addition, USPoly incurred $0.6 million of deferred financing costs not included in the purchase price allocation below. Concurrent with this transaction, USPoly entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility for $1.5 million.

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

Sale of Facilities

On August 18, 2006, the Company sold the Shawnee, Oklahoma facility for $0.9 million net proceeds. A write-down to fair value of $0.7 million had been previously recorded.

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

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2006	2005
Accounts receivable

Trade receivables	$62,002	$89,123

Sales discounts and allowances	(1,665)	(2,061)

	$60,337	$87,062

Inventories

Raw materials	$13,308	$14,083

Finished goods	55,682	50,156

	$68,990	$64,239

Property and equipment

Land	$8,152	$8,225

Buildings and leasehold improvements	19,677	20,889

Machinery and equipment	117,512	112,999

Furniture and fixtures	3,481	3,240

Equipment components	5,743	5,312

Construction-in-progress	4,717	2,574

	159,282	153,239
Accumulated depreciation/amortization	(106,656)	(96,938)

	$52,626	$56,301

Included in land, buildings and leasehold improvements above are land and buildings currently held under a capital lease with a cost of $23.0 million and accumulated amortization of $5.8 million and $5.1 million at December 31, 2006 and 2005, respectively.

Other assets

Deferred financing costs, net of accumulated amortization of $976 and $640, respectively	$1,696	$2,032

Assets held for sale	1,447	1,447

Other	2,412	1,675

	$5,555	$5,154

Accrued liabilities

Income taxes payable	$—	$21,988

Accrued customer incentives	6,991	7,985

Accrued payroll and benefits	10,345	12,702

Accrued interest	29	86

Accrued royalty	2,637	2,954

Self insurance accruals	749	1,178

Dividends payable	897	840

Other	1,017	174

	$22,665	$47,907

The components of accumulated other comprehensive income are as follows:

	2006	2005	2004
Change in fair value of financial instrument designated as a hedge of interest rate exposure, net of taxes	$—	$—	$(58)

Unrealized gain on securities from non-qualified deferred compensation plans	387	372	503

Total accumulated other comprehensive income	$387	$372	$445

The following provide supplemental disclosures of cash flow activity (in thousands):

	2006	2005	2004
Interest paid	$3,312	$17,301	$13,977

Income taxes paid, net	53,324	1,346	21

Significant non-cash operating, investing and financing activities:

Issuance of warrants	—	—	1,724

Cancellation of restricted stock	—	—	(397)

USPoly capital lease transaction	—	—	1,500

Issuance of a note to Uponor Corporation	—	—	2,125

Issuance of shares for non cash warrants exercised	2,890	11,681	—

Issuance of shares to USPoly shareholders	—	2,855	—

4. GOODWILL AND INTANGIBLE ASSETS

The Company completed its most recent annual test for impairment of goodwill in the third quarter of fiscal 2006, with no change in the carrying value of goodwill recorded. As of December 31, 2006, there have been no events or circumstances that would indicate an impairment of the Company’s goodwill and intangible assets exists.

The Company acquired intangible assets from business acquisitions consisting of customer relationships, manufacturing technology, patents and trademarks. Intangible assets have an initial weighted average life of eight years. The following table sets forth information relating to the amortization of these intangible assets (in thousands):

	2006	2005
Intangible Assets

Customer relationships	$1,331	$1,331

Patents and trademarks	526	526

Manufacturing technologies	4,448	4,448

	6,305	6,305

Accumulated amortization	(3,241)	(2,285)

	$3,064	$4,020

Annual amortization expense	$956	$955

Estimated annual amortization expense

2007	$567

2008	382

2009	360

2010	360

2011	360

Thereafter	1,035

	$3,064

5. FINANCING ARRANGEMENTS

Current and long-term obligations at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Borrowings under revolving credit facilities

PW Eagle	$—	$7,184

USPoly	—	—

Total borrowings under revolving credit facilities	$—	$7,184

Long-term debt, net of discounts

PW Eagle Capital Lease Obligation	$16,211	$16,353

USPoly Capital Lease Obligations	3,315	3,354

Total current and long-term obligations	19,526	19,707

Less current maturities	(224)	(182)

Total long-term obligations	$19,302	$19,525

Our financing arrangements are described separately below.

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

This Agreement was amended in April 2006, to include both PW Eagle and USPoly as co-borrowers, and to reduce the interest rates and the unused line fee. Interest rates on borrowings under the amended Agreement are currently at LIBOR plus 1%. At future measurement dates, and based upon a defined fixed charge coverage ratio, the interest rates range from LIBOR plus 1% to LIBOR plus 1.75%. At December 31, 2006 the LIBOR rate was 5.375%.

Under the amended Agreement, the Company is required to comply with a minimum fixed charge coverage ratio, as well as other customary covenants, representations, warranties and funding conditions. Borrowings under the Agreement are collateralized by substantially all of the Company’s assets. The amended Agreement expires on April 26, 2011.

In connection with the refinancing, PW Eagle issued $16 million of Senior Subordinated Notes and $8 million of Junior Subordinated Notes together with detachable warrants to purchase 366,651 shares of PW Eagle common stock (the “Subordinated Notes”). The Subordinated Notes were due on October 25, 2010, and were collateralized by substantially all assets of PW Eagle, subordinated to the security interest granted under the Revolving Credit Facility. The Senior Subordinated Notes bear interest at 19%, of which 13% was payable in cash monthly and 6% was deferred until October 31, 2009. The Junior Subordinated Notes bear interest at 22.5%, of which 13% was payable in cash monthly and 9.5% was deferred until October 31, 2009.

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

The Company entered into a sale-leaseback transaction agreement on February 28, 2002 for certain manufacturing facilities and the Eugene office building. As a result of the sale-leaseback transaction, a capital lease obligation of $13.6 million, net of a debt discount of $0.4 million, was recorded based on the collective estimated fair value of the capital lease obligation and warrant on the date issued. No gain or loss was recognized on the transaction. The capital lease obligation, which expires in September 2022, requires an annual lease payment of $1.7 million, including interest at a rate of 11.46%. The capital lease includes certain financial covenants and requires the Company maintain an irrevocable letter of credit equal to one year’s lease payments. The Company has a purchase option at the end of the lease term at an amount equal to the greater of the fair market value of the leased assets or $14.7 million. If the purchase option is not exercised and the Company does not terminate the lease, the lease will automatically renew for a term of 10 years. In connection with this transaction, a warrant was issued to purchase 120,000 shares of Company common stock for $0.01 a share at any time through February 28, 2022. A debt discount totaling $0.4 million has been recorded with the issuance of the warrant. The discount is being amortized using the effective interest method as a yield adjustment over the term of the lease. The unamortized discount relating to the financing lease obligation was $0.3 million at December 31, 2006 and 2005, respectively.

USPoly

On September 27, 2004, USPoly acquired UAC (see Note 2). To finance this acquisition, USPoly obtained a new Senior Credit Facility. Under the new Senior Credit Facility, USPoly had a $10 million revolving credit facility and term loans amounting to $6.9 million. The term loans are payable in monthly installments of $0.1 million with interest at the prime rate plus 0.75% to 1.00%. The revolving credit facility bears interest at prime plus 0.5%, and a non-use fee of 0.5%. The prime rate was 5.25% at December 31, 2004. These new senior loans are due September 30, 2007 and are collateralized by substantially all of USPoly’s assets. In connection with the refinancing, USPoly incurred financing costs of $0.6 million which were capitalized and are being amortized over the life of the debt. USPoly also entered into a capital lease agreement for the Tulsa, Oklahoma manufacturing facility connected with the acquisition of UAC for $1.5 million. The capital lease includes a put feature. Under the put feature if the lessor meets certain requirements, USPoly would be obligated to purchase the Tulsa plant for $1.5 million or the current market value, whichever is greater.

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

Scheduled aggregate annual maturities of amounts classified as debt obligations at December 31, 2006, under terms of the capital lease obligations are (in thousands):

Capital Lease Obligations
2007	$2,633

2008	2,633

2009	2,633

2010	2,618

2011	2,618

Thereafter	29,263

Total scheduled cash payments	42,398

Less amounts representing interest	22,872

Total current and non current maturities	19,526

Less current maturities	(224)

Total amount classified as debt obligations at December 31, 2006	$19,302

Management estimates that the fair value of borrowing under its debt agreements approximates the carrying value at December 31, 2006, as the applicable interest rates approximate current market rates.

As described above, under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. At December 31, 2006, the Company was in compliance with all debt covenants.

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

(In thousands)
	2006	2005
Accrual for product warranties – beginning of year	$325	$325

Accruals for warranties issued during the year	565	305

Settlements made during the year	(615)	(305)

Accrual for product warranties – end of year	$275	$325

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.1 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.1 million. No amounts were drawn on these letters of credit as of December 31, 2006.

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

Effective April 1, 2003, the Company entered into a fixed rate swap agreement for 50% of its ETI Senior Term Note. This Senior Term Note was paid in connection with the new PW Eagle Senior Credit Facility of October 25, 2004. On November 12, 2004, the Company entered into a fixed rate swap agreement for 50% of the fixed asset collateral portion of the new Senior Credit Facility amounting to $11 million. This total notional amount was comprised of the remaining ETI swap contract amounting to $1.7 million, and a new PW Eagle swap contract amount of $9.3 million. The total notional amount decreases in proportion to reductions in the fixed asset collateral portion of the credit facility, until the fixed rate agreement terminates in November of 2007. During the fourth quarter of 2005, this fixed asset collateral portion of the credit facility was entirely paid, and the related swap contracts were terminated. At December 31, 2005 and 2006 the Company had no outstanding swap contracts.

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

Operating Leases

The Company has non-cancelable operating leases for certain operating facilities that expire in 2011.

Future minimum lease payments at December 31, 2006, are (in thousands):

2007	$943

2008	752

2009	719

2010	400

2011	2

$2,816

Rent expense under all operating leases was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

9. COMMON STOCK PURCHASE WARRANTS

In connection with various financing arrangements, the Company has issued warrants to purchase common stock and Class B common stock as described below. In addition, multiple warrants have been exercised, also described below.

During December 2006, a cash conversion of warrants to purchase 35,000 shares of common stock was completed for $945,000.

During August 2006, a cash conversion of warrants to purchase 50,000 shares of common stock was completed for $1,350,000.

During May 2006, a cash conversion of warrants to purchase 39,500 shares of common stock was completed for $742,620.

On February 8, 2006, Mass Mutual completed the cashless conversion of warrants to purchase 107,692 shares of the Company’s common stock and was issued 59,322 shares of common stock in the transaction.

On January 5, 2006, JP Morgan Partners (23A SIBC), L.P. completed the cashless conversion of warrants to purchase 242,308 shares of common stock and was issued 135,681 shares of common stock in the transaction.

On January 5, 2006, Corporate Properties Associates 14 Incorporated completed the cashless conversion of warrants to purchase 125,818 shares of common stock and was issued 125,745 shares of common stock in the transaction.

In December 2005, as part of the private placement transaction described in Note 14, warrants were granted to investors to purchase 304,667 shares of common stock at $27.00 per share expiring in December 2010. These warrants were valued at $13.74 per share on the date of issuance. The total value of the warrants, $4,682,076 was recorded as equity in warrants on the consolidated balance sheet.

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

At December 31, 2006, the Company had a net deferred tax asset of approximately $5.0 million (approximately $2.7 million at December 31, 2005). The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date.

Deferred taxes as of December 31, 2006 and 2005, are summarized as follows (in thousands):

	2006	2005
Current deferred taxes:

Inventory valuation allowance	$1,054	$64

Warranty reserves	105	117

Allowance for doubtful accounts	384	365

Accrued liabilities	1,277	1,435

Inventory cost capitalization	464	397

Other	—	4

	$3,284	$2,382

Long-term deferred taxes:

Excess tax over book depreciation	$(1,121)	$(2,462)

Non-compete agreement	67	86

Federal and state net operating loss carryforwards	—	65

State tax credit carryforwards	—	110

Non-qualified stock options	603	—

Restricted stock options	11	328

Royalty agreement	1,690	2,355

Intangibles	(437)	(707)

Investment earnings in non-qualified plan	924	550

Other	8	—

	$1,745	$325

Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

	2006	2005	2004
Current	$38,663	$21,263	$136

Deferred	$(2,322)	$11,652	$(3,195)

Income tax expense (benefit) from operations	36,341	32,915	(3,059)

Income tax expense for equity in earnings of unconsolidated affiliate	—	—	384

Total income tax expense (benefit)	$36,341	$32,915	$(2,675)

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows (in thousands):

	2006	2005	2004
Expected federal expense (benefit)	$33,963	$28,032	$(2,852)

State taxes, net of federal benefit and credits	3,115	3,444	(361)

Permanent difference for interest charges related to stock warrants	—	1,992	584

Deduction for domestic production activities	(948)	(720)	—

Other	211	167	(46)

Income tax expense (benefit)	$36,341	$32,915	$(2,675)

11. EARNINGS PER COMMON SHARE

The following tables reflect the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2006	2005	2004
Net income (loss)	$60,695	$46,950	$(5,540)

Weighted average shares – basic	11,930	8,888	7,096

Effect of stock options, warrants and restricted shares	166	1,206	—

Weighted average shares – diluted	12,096	10,094	7,096

Net income (loss) per share – basic	$5.09	$5.28	$(0.78)

Net income (loss) per share – diluted	$5.02	$4.65	$(0.78)

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	2006	2005	2004
Stock options	—	184	807

Stock warrants	—	305	2,783

Unvested restricted stock	—	—	209

12. EMPLOYEE BENEFIT PLANS

PW Eagle Employees’ Savings 401(k) Plan

PW Eagle’s and USPoly’s 401(k) plan covers all eligible employees. Eligible employees may elect to defer up to 25% of their eligible compensation. The plan provides for Company-paid matching contributions of 50% of participant contributions up to 6% of compensation. The match was temporarily suspended January 1, 2004 and reinstated July 1, 2004.

PW Eagle’s board of directors determines each year if an additional contribution will be made based on PW Eagle’s performance. An additional contribution of 3% was approved for 2006 and 2005. No additional contribution was approved for 2004. Total amounts charged to operations were $2.0 million, $1.9 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

USPoly participated in PW Eagle’s retirement savings plan in 2006, and total contributions to the Plan were $0.3 million.

On December 15, 2003, a separate plan with terms similar to PW Eagle’s plan, USPoly Employees’ Savings Plan, was created for employees of USPoly, and Company matching contributions to the plan were $133,000 and $43,000 for the years ended December 31, 2005 and 2004, respectively. No discretionary profit sharing contributions were made in 2005 or 2004.

All active hourly union employees in the Company’s Buckhannon, West Virginia plant are covered by a defined contribution plan. The Company’s sole responsibility is to make contributions, in accordance with the union contract, of $95, $85 and $80 per month per employee in 2006, 2005 and 2004, respectively. Contributions by the Company in 2006, 2005 and 2004 totaled $73,000, $67,000 and $66,000, respectively.

PW Eagle Top Hat Plan

The PW Eagle Top Hat Plan (the “Plan”) allows for a select group of management, directors, or highly compensated employees to accumulate additional income and security for their retirement by contributing additional amounts above that permitted under the PW Eagle Employees’ Savings 401(k) plan.

There is no statutory limitation on the amount eligible employees can defer under this Plan. The Plan allows for Company-paid matching contributions of 50% of participant contributions up to 6% of compensation. However, this amount will be offset by the Company-paid matching contributions made to the Company’s 401(k) plan for each participant. Therefore, the maximum matching contribution paid by the Company on behalf of each participant for both PW Eagle’s Employee Savings 401(k) plan and this Plan is 6% of compensation. Company matching contributions to the Plan were $18,000, $16,000 and $2,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company may also make an additional annual supplemental contribution based on PW Eagle’s performance. Supplemental contributions paid to this Plan for 2006 was $21,000. There were no supplemental contributions paid to this Plan for 2005 or 2004.

The Plan also allows for a discretionary contribution by PW Eagle’s board of directors. No discretionary contributions have been made to the Plan since the date of its inception.

PW Eagle holds the contributions made into this Plan in a rabbi trust. The assets held in the rabbi trust are subject to the claims of general creditors of PW Eagle. Therefore, the Company carries the balance in the rabbi trust in both the asset and liability sections of the Consolidated Balance Sheet. The amount included therein for 2006, 2005 and 2004 was $2.4 million, $1.7 million and $1.3 million, respectively.

13. SHARE-BASED COMPENSATION

(in thousands, except per share amounts)

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

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the stated vesting period. The Company continues to use the Black-Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The following is a discussion of our methodology for developing each of the assumptions used in the valuation model when share-based awards are granted:

Term – This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.

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

Dividend Yield –With share based awards granted after January 1, 2006, we have incorporated a dividend yield. Prior to 2006, we did not make any dividend payments. An increase in the dividend yield will decrease compensation expense.

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

The Company granted stock options during 2006 and 2005. The Company did not grant any stock options in 2004. The Black-Scholes options pricing model was used to determine fair value of each stock option grant on the date of grant. The following assumptions were used in computing the Black-Scholes value for each stock option granted in 2006 and 2005:

	2006	2005
Expected volatility	80% - 95%	71% - 80%
Expected dividend yield	1.08%	—
Expected life (term)	7 years	7 years
Risk-free interest rate	4.8% - 5.0%	3.8% - 4.5%

The share-based compensation expense, related to all of the Company’s share-based awards, recognized for 2006, in selling, general and administrative expense was comprised as follows (in thousands, expect per share data):

2006
Share-based compensation expense before taxes	$3,426
Related income tax benefits	(996)

Share-based compensation expense, net of taxes	$2,430

Net share-based compensation expense, per common share:
Basic	$0.20
Diluted	$0.20

As of December 31, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our share-based compensation plan. This unrecognized compensation cost is expected to be recognized over the remaining vesting period through May 26, 2009.

Prior to adopting the provisions of SFAS 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our share-based awards. The following table details the effect on net earnings and earnings per share had compensation expense for the employee-based awards been recorded during 2005 and 2004 based on the fair value method under SFAS 123.

	2005	2004
Net income (loss) applicable to common stock, as reported	$46,950	$(5,540)

Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	128	250

Less: Stock-based employee compensation expense under fair value-based method, net of tax	(743)	(665)

Proforma net income (loss) applicable to common stock	$46,335	$(5,955)

Basic earnings (loss) per common share

As reported	$5.28	$(0.78)

Pro forma	5.21	(0.84)

Diluted earnings (loss) per common share

As reported	$4.65	$(0.78)

Pro forma	4.59	(0.84)

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

A summary of the status of the Company’s stock options as of December 31, 2006, 2005 and 2004, and changes during the year ended on those dates is presented below (shares in thousands):

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,136	7.84	807	$4.64	1,107	$4.30

Granted	102	25.20	371	15.04	—	—

Exercised	(840)	5.39	(33)	10.06	(161)	2.13

Canceled	(34)	5.77	(9)	9.53	(139)	4.84

Outstanding at end of year	364	18.57	1,136	7.84	807	4.64

Options exercisable at year end	132	17.89	759	5.55	610	4.25

Options available for future grant	374		441		303

The weighted average fair value of stock options granted in 2006 and 2005 was $20.54 and $10.53, respectively. No stock options were granted during 2004.

The total intrinsic value of outstanding and exercisable options at December 31, 2006 was $5.8 million and $2.2 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $18.5 million, $.2 million and $.2 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.04 to $4.51	46	6.74	$4.05	21	$4.04

$5.15 to $5.82	69	6.54	5.28	22	5.27

$16.00	4	3.45	16.00	4	16.00

$23.47 - $27.85	245	9.12	25.08	85	24.62

	364	8.27	$18.57	132	$17.89

Restricted Stock Grants

In April 2006, the Company awarded an employee a 2,500 share restricted stock grant. The intrinsic value for this grant is $28.78 per share.

The Company did not award any restricted stock grants in 2005 or 2004. Restricted stock shares carry dividend and voting rights. Sales or transfers of these shares are restricted prior to the date of vesting. The restricted stock award granted in 2006 provides a 20% immediate vesting in 2006, an additional 30% vesting during 2007, with the remaining 50% to vest in 2008. Restricted stock is subject to forfeiture in the event of termination of employment prior to the vesting date for reasons other than death or disability. During May 2006, 144,078 shares of restricted stock vested immediately upon the election of the new Board of Directors on May 26, 2006. During 2006, 2005 and 2004, 168,998, 38,300 and 63,800 shares of restricted stock vested, respectively. A total of 2,000 and 79,300 shares of restricted stock were cancelled in 2006 and 2004, respectively, due to the departure of certain officers and employees. There were no cancellations of restricted stock shares during 2005. As of December 31, 2006, 2,000 shares of restricted stock were outstanding, of which all 2,000 are unvested.

Unearned compensation was charged for the fair value of the restricted shares at the time of award prior to the implementation of SFAS 123(R) on January 1, 2006. The unearned compensation is shown as a reduction of stockholders’ equity in the consolidated balance sheet and was being amortized ratably as compensation expense over the related vesting period. Total amounts charged to operations were $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. Upon implementation of SFAS 123(R) on January 1, 2006, the Company accounts for noncash compensation related to restricted stock grants under the share-based compensation plan.

14. STOCKHOLDERS’ EQUITY

Sale of Common Stock

In December 2005, PW Eagle sold 1,018,667 shares of common stock at a price of $18.75 per share and 304,667 warrants to purchase common stock at a price of $27.00 per share. The net proceeds of $17.9 million were used to pay down revolving debt.

Share Repurchase Program

On June 16, 2006, the Board of Directors authorized the Company to repurchase up to $40 million of the Company’s outstanding common stock. The share repurchase program has an expiration of June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms, including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. To facilitate the repurchase of shares of its common stock under the Company’s share repurchase program, the Company entered into a Rule 10b5-1 purchase plan on August 21, 2006 to purchase up to $31.5 million of the total $40 million approved by the Board of Directors. Through December 31, 2006, the Company repurchased 529,865 shares of PW Eagle, Inc. common stock in the open market for a total of approximately $16.4 million under the rule 10b5-l plan.

Put Option Transactions

The Company accounts for put option transactions on Company stock in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS 150”). SFAS 150 requires put options to be measured at fair value and recognized on the balance sheet as liabilities.

As part of the share repurchase program, on August 15, 2006, the Company sold put options covering 200,000 shares of Company stock for $441,000 in premiums. The put options had a strike price of $29.85 per share. They expired on November 15, 2006 unexercised, therefore, the Company recognized the total $441,000 as non-operating income during 2006.

Dividends

Cash dividends declared during 2006 were as follows (per share):

December 31, 2006
First Quarter	$0.075
Second Quarter	0.075
Third Quarter	0.075
Fourth Quarter	0.075

$0.300

15. RESTRUCTURING ACTIVITIES

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

In connection with these activities, the Company incurred restructuring charges of $1.6 million in 2004. At December 31, 2005 and 2006, the Company has no payments remaining from the restructuring.

Following is a summary of the restructuring reserve activity (in thousands):

	Severance	Other	Total
Restructuring accrual at December 31, 2003	$1,178	$—	$1,178

Additions to reserve	106	41	147

Charges against reserve	(1,214)	(41)	(1,255)

Restructuring accrual at December 31, 2004	70	—	70

Charges against reserve	(70)	—	(70)

Restructuring accrual at December 31, 2005 and 2006	$—	$—	$—

16. SEGMENT INFORMATION

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

A summary of the Company’s business activities reported by its two business segments follows (in thousands):

	2006	2005	2004
Business Segments (in thousands)

Net sales:

PVC	$631,901	$612,258	$445,880

PE	82,211	81,986	29,074

	$714,112	$694,244	$474,954

Operating income:

PVC	$94,354	$84,387	$11,140

PE	5,585	4,394	138

Total operating income	99,939	88,781	11,278

Gain on sale of investee and non-operating income	897	18,363	—

Interest expense	(3,800)	(27,051)	(20,668)

Income (loss) before income taxes and minority interest	$97,036	$80,093	$(9,390)

Expenditures for property and equipment:

PVC	$6,316	$3,145	$1,582

PE	1,285	1,527	195

Total	$7,601	$4,672	$1,777

Depreciation and amortization expense:

PVC	$8,735	$9,987	$10,381

PE	2,342	2,631	1,116

Total	$11,077	$12,618	$11,497

Goodwill:

PVC	$3,651	$3,651	$3,651

PE	2,790	2,790	—

Total	$6,441	$6,441	$3,651

Total Assets:

PVC	$203,371	$191,788	$159,675

PE	34,174	39,961	36,742

Corporate	5,029	2,707	14,359

Total assets	$242,574	$234,456	$210,776

PE assets include investment in affiliate of $0, $0, and $2.9 million for the years ended December 31, 2006, 2005 and 2004.

17. SIGNIFICANT CONCENTRATIONS

The Company acquires its primary raw materials from various sources. During the years ended December 31, 2006, 2005 and 2004, purchases of primary raw materials from three vendors totaled 90%, 90% and 87%, respectively, of total material purchases. Materials purchased represents the largest component of the Company’s cost of sales. The loss of a key supplier could have a significant impact on our business.

Sales to HD Supply, a customer of both the PVC and PE segments, totaled approximately 12% of consolidated sales in 2006. At December 31, 2006, the account receivable balance for HD Supply was 18% of total consolidated accounts receivable. The loss of a large customer could have a significant impact on our business. No customer accounted for more than 10% of our net sales in 2005 or 2004.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

Quarter ended:	March	June	September	December	Year Ended
2006

Net sales	$181,936	$205,242	$189,907	$137,027	$714,112

Gross profit	53,964	48,241	50,284	22,153	174,642

Operating income	35,529	28,115	31,457	4,838	99,939

Income before taxes	34,388	26,639	30,948	5,061	97,036

Net income	21,046	16,669	19,829	3,151	60,695

Earnings per share

Basic	$1.85	$1.39	$1.61	$0.26	$5.09

Diluted	$1.73	$1.35	$1.59	$0.26	$5.02

2005

Net sales	$142,640	$161,626	$176,155	$213,823	$694,244

Gross profit	23,139	24,305	28,461	83,484	159,389

Operating income	7,986	8,491	9,965	62,339	88,781

Income before taxes	4,217	4,107	5,055	66,714	80,093

Net income	2,696	2,283	2,913	39,058	46,950

Earnings per share

Basic	$0.35	$0.27	$0.31	$3.91	$5.28

Diluted	$0.27	$0.23	$0.30	$3.56	$4.65

The summation of quarterly net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

19. RELATED PARTY TRANSACTIONS

Certain former members of the Company’s Board of Directors were members of Spell Capital Partners, LLC (Spell Capital). On March 30, 2006, the Company terminated its Management Services Agreement (the Agreement), dated January 1, 2004 with Spell Capital, pursuant to which Spell Capital provided the Company with supervisory and monitoring services, as well as advice and assistance with acquisitions, divestitures and financing activities. The Agreement was terminated based on a determination by the Company that the Company no longer required the services of Spell Capital. The terms of the Agreement permitted the Company to not renew the Agreement upon the conclusion of any quarterly term of the Agreement in exchange for a payment to Spell Capital equal to the monthly management fee currently due and owing to Spell Capital along with a payment equal to twenty-four (24) times the current monthly management fee. The amount of the termination payment paid by the Company to Spell Capital was $1,248,000. The Company’s wholly-owned subsidiary, USPoly Company, LLC, also terminated its Management Services Agreement with Spell Capital. The amount of the termination payment paid by USPoly to Spell Capital was $112,500. These termination fees are included in General and Administrative expenses.

Costs incurred under these arrangements, prior to their termination discussed above, of $0.2 million, $0.8 million and $0.7 million in 2006, 2005 and 2004, respectively, are included in General and Administrative expenses in the consolidated statement of operations. In the fourth quarter of 2005, the Board of Directors approved a bonus payment to Spell Capital of $0.7 million, which was also included in general and administrative expenses.

During 2004, PW Eagle paid certain operating expenses for USPoly. Transactions with USPoly included the rental of certain operating facilities and expenses related to certain services provided to and delivered by PW Eagle. At December 31, 2004, the inter-company balance was approximately $0.1 million. On October 17, 2005, USPoly was merged into PW Eagle. All inter-company transactions are eliminated in the consolidated financial statements.

In connection with the UAC Acquisition, USPoly paid Spell Capital a fee of $0.5 million which is included in transaction costs.

20. USPOLY STOCK

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

As explained in Note 2, on October 18, 2005, PW Eagle purchased the remaining shares of USPoly, which it did not previously own.

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

21. SUBSEQUENT EVENTS

Recently Announced Transaction

On January 15, 2007, the Company announced that it had entered into a definitive merger agreement under which J-M Manufacturing Company, Inc. (“JMM”) will acquire all of the outstanding common shares of PW Eagle for $33.50 per share in cash. The transaction is expected to be completed during the second quarter of 2007, subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of PW Eagle. JMM, headquartered in Livingston, New Jersey, operates a total of 14 plastic pipe manufacturing facilities and serves customers throughout North America.

Assets Held For Sale

On January 22, 2007, the Company sold a parcel of land near its West Jordan, Utah plant location. This land has been carried as assets held for sale of $1.4 million, which is included in Other Assets as of December 31, 2006. This land is part of the assets included under a long-term capital lease obligation. Sale proceeds of $2.0 million were used to pay $1.8 million of the capital lease obligation, as well as a prepayment penalty and other selling expenses. This transaction resulted in a net gain on the sale of $0.4 million.

Share Repurchase

During the months of January and February, 2007, the Company repurchased an additional 460,749 shares of PW Eagle, Inc. common stock for approximately $15.1 million in accordance with the provisions of the approved share repurchase program (see Note 14). With the inclusion of these shares, the Company has repurchased 990,614 shares of our common stock for $31.5 million. The Rule 10b5-1 purchase plan entered into on August 21, 2006 provided for $31.5 million of share repurchases. Therefore, since the maximum dollar common stock share repurchases has been completed under the plan, there will not be additional share repurchases forthcoming under the Rule 10b5-1 purchase plan.

Warrant Exercise

On January 9, 2007, cash conversions of warrants to purchase 20,000 shares of common stock were completed for $540,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation conducted by the Company, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Form 10-K, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over the financial reporting process is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control – Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting in Item 9A, that PW Eagle, Inc. and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PW Eagle and its subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PW Eagle, Inc. and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, PW Eagle, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PW Eagle, Inc. and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Portland, Oregon
March 14, 2007

ITEM 9B.	OTHER INFORMATION

The registrant has disclosed all information required to be disclosed in a report on Form 8 K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 relating to our directors is incorporated by reference to the sections labeled “Election of Directors” and “Code of Ethics”, and the information relating to section 16(a) of the Exchange Act is incorporated by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which appear in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Jerry A. Dukes	59	Chief Executive Officer and President

Scott Long	44	Executive Vice President and Chief Financial Officer

N. Michael Stickel	64	Executive Vice President—Sales and Marketing

John R. Cobb	56	Executive Vice President—Operations

Keith H. Steinbruck	57	Vice President—Technical Director

Neil R. Chinn	56	Vice President—Human Resources

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

The information required by this item is incorporated by reference to the section labeled “Executive Compensation” to be included in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section labeled “Security Ownership of Principal Shareholders and Management” to be included in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

The following table reflects certain information about our equity compensation plans as of December 31, 2006.

(in thousands, except for weighted average exercise price)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

Stock options	364	$18.57	374

Warrants	192	$27.00	—

Equity compensation plans not approved by security holders	—	—	—

Total	556	$21.39	374

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” to be included in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled “Audit Fees” to be included in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: March 14, 2007	By:	/s/ Jerry A. Dukes
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

Signature	Title	Date

/s/ Jerry A. Dukes Jerry A. Dukes	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ Scott Long Scott Long	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Thomas Hudson	Director	March 14, 2007
Thomas Hudson

	Director	March 14, 2007
Zachary George

/s/ Lee Meyer	Director	March 14, 2007
Lee Meyer

/s/ Martin White	Director	March 14, 2007
Martin White

	Director	March 14, 2007
Stephen Rathkopf

/s/ Todd Goodwin	Director	March 14, 2007
Todd Goodwin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of PW Eagle, Inc.

Our audit of the consolidated financial statements for the year ended December 31, 2004, referred to in our report dated March 25, 2005 appearing in the 2006 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K for the year ended December 31, 2004. In our opinion, the financial statement schedule for the year ended December 31, 2004, presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 25, 2005

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Beginning Year Balance	Additions	Assumed Allowance (2)	Deductions (1)	Year End Balance
Allowance for doubtful accounts and sales discounts
Fiscal year ended December 31, 2006	$2,061	$11,332	$—	$11,728	$1,665
Fiscal year ended December 31, 2005	$1,279	$11,029	$—	$10,247	$2,061
Fiscal year ended December 31, 2004	$952	$2,167	$211	$2,051	$1,279

[1]	Primarily sales discounts and allowances.
[2]	Assumed allowances from the acquisition of ETI and UAC.

EXHIBIT INDEX

Number	Description
2.1	Merger Agreement, dated September 30, 2005, among the Registrant, Poly Merger, LLC and USPoly Company (Incorporated by reference to the Registrant’s Form 8-K filed October 6, 2005).

2.2	Agreement and Plan of Merger, dated January 15, 2007, by and among the Company, Pipe Dream Acquisition, Inc. and J-M Manufacturing Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 15, 2007).

3.1	Restated Articles of Incorporation of the Registrant (as corrected by Articles of Correction filed February 6, 2007).**

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 15, 2007).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated September 20, 1999).*

10.2	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K dated September 20, 1999).*

10.3	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K dated September 20, 1999).*

10.4	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated September 20, 1999).*

10.5	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1992).*

10.6	Registrant’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1996).*

10.7	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.8	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.9	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.10	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.11	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

Number	Description
10.12	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.13	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.14	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.15	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002).

10.16	Warrant Agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002 (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.17	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and the Registrant (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.18	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.19	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and the Registrant as tenant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.20	Management Service Agreement between Spell Capital Partners, LLC and the Registrant dated January 1, 2004 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.21	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant dated March 30, 2004 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.22	Lease Agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PW Poly, Inc. as tenant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.23	Lease Agreement dated April 1, 2004 between Continental Properties, LLC and PW Poly, Inc. as tenant (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.24	Contribution and Membership Interest Purchase Agreement dated September 1, 2004 among Uponor Aldyl Company, Inc., Uponor North American, Inc., Uponor Aldyl Holding Company, LLC and PW Poly Corp (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.25	Lease dated September 27, 2004 between Uponor Aldyl Company, Inc. as Landlord and PW Poly Corp. as Tenant (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.26	Third Amendment to Lease Agreement dated October 25, 2004 between PWE (MULTI) QRS 14-85 INC, and the Registrant (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 2004).

10.27	PW Eagle Top-Hat Plan (Restated January 1, 2005).**

10.28	PW Eagle Top-Hat Plan Amendment No. 1, dated January 25, 2007.**

Number	Description
10.29	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.30	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between the Registrant and Churchill Capital Partners IV, L.P., dated March 15, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.31	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.32	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.33	Warrant issued to Adizes USA, dated September 30, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.34	Second Amendment to Fourth Amended and Restated Loan and Security Agreement and First Amendment to Subordination Agreement, dated September 30, 2005, among the Company, Bank of America, N.A. and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.35	Common Stock and Warrant Purchase Agreement, dated December 5, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 9, 2005).

10.36	Fifth Amended and Restated Loan and Security Agreement, dated May 3, 2006 between the Company and Fleet Capital Corporation.**

10.37	Agreement, dated April 21, 2006, by and among the Company, Pirate Capital LLC, and Jolly Roger Fund LP, Jolly Roger Offshore Fund LTD, and Jolly Roger Activist Portfolio Company LTD (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 26, 2006).

10.38	Agreement, dated April 21, 2006, by and between the Company and Caxton International Limited (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 26, 2006).

10.39	Fifth Amended Loan and Security Agreement, dated April 27, 2006, between the Company, USPoly Company and Bank of America, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2006).

10.40	PW Eagle, Inc. Director Compensation Plan* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2006).

10.41	Form of Change in Control Agreement between the Company and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 21, 2006).*

10.42	PW Eagle, Inc. Retention Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 21, 2006).*

21	List of Subsidiaries of the Registrant: USPoly Company, LLC (State of Organization: Minnesota).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. **

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. **

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this Form 10-K.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Compensatory plan or arrangement
**	Filed herewith