Form 10-K/A
period 2006-12-31
PW EAGLE INC
filed 2007-04-30
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Non-accelerated filer  ☐    Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was approximately $296,075,818 (based on the closing sale price of $30.24 per share as reported on the Nasdaq Global Market).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 13, 2007 was 11,528,754.

TABLE OF CON TENTS

EXPLANATORY NOTE

This Form 10-K/A is being filed in order to include information required by Part III, Items 10-14, originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, as well as to provide updated information with respect to Part I, Item 1A.

The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART I

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

Due to the commodity nature of resin, pipe and the dynamic supply and demand factors worldwide, the markets for both resin and pipe have historically been very cyclical with significant fluctuations in prices and gross margins. Generally, after a period of rising or stable resin prices, capacity has increased to exceed demand with a resulting decrease in prices and gross margins. Over the last ten years, there have been consolidations in both markets, particularly with respect to PVC resin manufacturers. During the same period, the capacity of PVC resin producers has increased from just over 9 billion pounds to over 18 billion pounds today. In the last ten years published PVC resin prices have fluctuated between approximately $0.24 and $0.67 per pound. Since peaking in October 2005, published PVC resin prices had decreased approximately $0.15 per pound, prior to the March 2007 increase.

We believe the main drivers of industry performance are U.S. Gross Domestic Product (GDP) growth and supply and demand of PVC resin. Historically, our profitability has improved during periods of strong GDP growth and decreased during periods of slower growth or recession. The hurricane-related supply and demand imbalances experienced during the fourth quarter of 2005 resulted in very strong margins which continued through the first three quarters of 2006, compensating for the relatively weak GDP growth. By the fourth quarter of 2006, there was more than sufficient resin supply compared to demand which resulted in a significant reduction in margins compared to the first three quarters of 2006. Additionally, because our products are used in both new residential and commercial construction and replacement and upgrade projects, a significant or prolonged decrease in the level of construction activity in the U.S. could lead to decreased demand for PVC and PE pipe, and result in lower prices and margins.

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

The proposed merger with JMM is subject to conditions to closing, including the receipt of regulatory approvals, which could result in the merger being delayed or not consummated, and could negatively impact our business, stock price, financial condition and operations.

The proposed merger with JMM is subject to conditions to closing as set forth in the merger agreement, including obtaining all proper regulatory approvals. If any of the conditions to the merger are not satisfied or, where permissible, not waived, the merger will not be consummated. The delay or failure to consummate the merger could negatively impact our business, stock price, and financial condition. Our failure to consummate the merger may negatively impact our future business, growth, revenue, and results of operations and our ability to attract any future potential acquirer.

We filed a required notification form with the United States Department of Justice and the Federal Trade Commission to determine whether the merger with JMM complies with applicable antitrust laws. In connection with this notice, on March 16, 2007 the Company and JMM announced that they received a request from the Federal Trade Commission for additional information, commonly referred to as a Second Request, in connection with the parties’ proposed merger transaction. The Company and JMM have also received inquiries from the attorneys general of the states of California and Washington and are providing information regarding the review and consideration of the proposed merger’s impact in their respective states.

We cannot complete the merger until the expiration of a waiting period that follows the Second Request notification, unless such period is terminated before the expiration date by the FTC. In addition, there is a risk that this regulatory approval may not be obtained at all or is obtained subject to conditions that are not anticipated. If such regulatory approval is not obtained or delayed, or if such regulatory approval is subject to conditions that we do not currently anticipate, the merger may not happen or at best it will be delayed. Such delay or the failure to consummate the merger may have an adverse effect on our current, and if the merger is not consummated, our future, business, stock price, financial condition and results of operations.

If the proposed merger has not been completed by September 30, 2007, either party may terminate the merger agreement provided this right to terminate is not available to any party whose breach of any provision of the merger agreement results in the failure of the merger being completed by September 30, 2007.

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

While the terms of the merger agreement allowed us to consider unsolicited alternative proposals under certain circumstances prior to our shareholders approving the proposed merger with JMM, our shareholders approved on April 12, 2007 the proposed merger and we are no longer able to consider proposals from others.

Certain provisions included in the merger agreement effectively prohibit us from selling our business to a party other than JMM once our shareholders have approved the proposed merger with JMM. Such shareholder approval was obtained on April 12, 2007. The provisions also include a requirement that we pay a termination fee equal to 3% of the aggregate merger consideration and the reasonable and documented out of pocket expenses of JMM in connection with the merger, not exceeding $2,500,000, if the merger agreement is terminated in specified circumstances. These provisions would discourage a third party with an interest in acquiring us from considering or proposing an acquisition, including a proposal that might be more advantageous to our shareholders when compared to the terms and conditions of the pending merger with JMM that has already been approved by our shareholders.

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

In the merger agreement we agreed to pay JMM a termination fee equal to 3% of the aggregate merger consideration and the reasonable and documented out of pocket expenses of JMM in connection with the merger, not exceeding $2,500,000, if the merger agreement is terminated by JMM because we materially breach a representation or warranty or fail to perform a covenant or agreement pursuant to the merger agreement, and such breach is incapable of being cured before September 30, 2007, and within 12 months of termination, we enter into a definitive contract to consummate an alternative acquisition proposal, which is thereafter consummated.

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

At any time, the antitrust division of the United States Department of Justice, the Federal Trade Commission, or another federal or state governmental authority could challenge or seek to block the merger with JMM under antitrust laws, as it deems necessary or desirable in the public interest. The antitrust law section of both the office of the California attorney general and the office of the Washington attorney general have requested that we voluntarily provide those offices with information regarding the proposed merger, which we are doing. We do not know what, if any, antitrust issues or concerns may be raised by this state office or what impact this may have on our ability to consummate the merger in a timely fashion. Moreover, in some jurisdictions, a competitor, customer, or other third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger with JMM, before or after it is completed. We cannot be sure that a challenge to the merger with JMM will not be made or that, if a challenge is made, that we will prevail.

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

We may be forced to pay liquidated damages to investors to whom we are contractually obligated to maintain a registration statement for the resale of their PW Eagle securities.

On December 5, 2005, we entered into a purchase agreement to sell to certain purchasers shares of PW Eagle’s common stock and warrants for the purchase of common stock. The purchase agreement requires that the Company keep effective a registration statement that allows for the resale of the common shares, subject to certain time limitations and other terms and conditions specified in the purchase agreement. The purchase agreement contains liquidated damages provisions that may be enforced against the Company if the Company is forced to suspend use of this registration statement in a manner that does not comply with the terms and conditions of the purchase agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in Item 1A of this Report on Form 10-K/A regarding our beliefs and expectations that are not strictly historical are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements may involve substantial risks and uncertainties and we may not actually achieve the plans, intentions or expectations disclosed in such forward-looking statements. Shareholders should not place undue reliance on our forward-looking statements. These statements reflect our current expectations and beliefs as of April 30, 2007 and are based on information known to us, and our assumptions as of that date. These forward-looking statements involve known and unknown business risks and risks that we cannot control. As a result, statements regarding our expectations may prove to be inaccurate and our operating results may differ materially from our stated expectations and beliefs.

Some of our current beliefs and expectations are discussed below.

Forward Looking Statements

PVC resin prices and PVC pipe margins peaked in the fourth quarter of 2005 following hurricane-related supply disruptions. During the first nine months of 2006, as resin supply returned to a more normal situation, PVC resin prices generally decreased before decreasing substantially during the fourth quarter of 2006. Similar to the trend for PVC resin, PVC pipe prices decreased during the first nine months of 2006 and decreased substantially in the fourth quarter of 2006. The fourth quarter of 2006 saw demand decrease somewhat more than the typical seasonal slowdown, which we believe was due to efforts by our distributors to reduce their inventory levels as pipe prices were decreasing during the quarter.

In January and February 2007, PVC resin prices decreased further; however, PVC resin suppliers have announced increases for March, April and May 2007. Industry expectations are for PVC resin prices to remain fairly stable after May before decreasing toward the end of 2007. PVC pipe demand increased in the first quarter of 2007 as distributors resumed more normal buying patterns and PVC pipe prices have stabilized and begun to increase consistent with the PVC resin increase.

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is reported to have grown at an annual rate of 3.5% in 2005 and 3.4% in 2006. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2007. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors (the “Board of Directors” or the “Board”) currently consists of seven directors. Each director has been elected to serve until his successor has been elected or qualified. The names of the current directors, along with their ages as of April 13, 2007, are as follows:

Name	Age	Current Position
Jerry A. Dukes	59	Director (Chair)
Zachary George (1)(4)	29	Director (Lead Independent Director)
Todd Goodwin (2)(4)(5)	75	Director
Thomas R. Hudson, Jr. (1)(3)	41	Director
Lee D. Meyer (2)(4)	58	Director
Stephen M. Rathkopf (1)(3)	63	Director
Martin G. White (2)(3)	61	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Governance/Nominating Committee
(4)	Member of Strategic Committee
(5)	Audit Committee Financial Expert

The following is information concerning the principal occupations for at least the past five years of the directors:

Jerry A. Dukes, 59, was elected CEO and President of PW Eagle in March 2005 and President of PW Eagle in October 2003. Previously Mr. Dukes had been President of Uponor ETI since 2001, and served as its vice president of manufacturing from 1992 through 2001. Mr. Dukes joined ETI in 1988 as Director of Manufacturing. Prior to ETI, Mr. Dukes was employed by Johns Manville Corp. in various manufacturing and general management positions in plastic pipe and other construction product businesses. He has a B.S. degree from Texas Tech University in Industrial Engineering and is registered as a Professional Engineer in the State of Texas.

Zachary R. George, 29, has been a Managing Member and Portfolio Manager at FrontFour Capital Group LLC, an investment manager and hedge fund, since January 2007. Prior to joining FrontFour Capital Group, Mr. George was a Director and Senior Analyst at Pirate Capital LLC, an investment manager and hedge fund, from March 2004 to September 2006. Prior to joining Pirate Capital, Mr. George was an Officer at Mizuho Corporate Bank Ltd., a Japanese financial institution, from September 2002 to March 2004. Mr. George currently serves as a Director of Cornell Companies, Inc. Mr. George earned his B.A. from Simon Fraser University in 1999, and earned his J.D. from Brooklyn Law School in 2002.

Todd Goodwin, 75, retired in 2002 as a Partner of Gibbons, Goodwin, van Amerongen, a New York based investment banking firm. Mr. Goodwin previously served as a Managing Director of Merrill Lynch and has served as Director on the boards of several companies including Southwest Forest Industries, RT French Company, Rival Company, Schult Homes, Specialty Equipment, Horace Mann Education Corporation, Robert Half International, Riverwood International, Johns Manville Corporation, the Southampton Hospital and Peconic Health Corporation. Mr. Goodwin is currently a Director of Cornell Companies, Inc. and a Trustee of the Madison Square Boys & Girls Club. He received his AB from Harvard College. Mr. Goodwin would be considered a financial expert for Sarbanes-Oxley Act compliance.

Thomas R. Hudson, Jr. 41, is the Managing Member of Pirate Capital LLC, an investment manager with approximately $1.8 billion in assets under management, which he founded in 2002. From 1999 to 2001, Mr. Hudson served as a Managing Director at Amroc Investments, LLC, where he directed all distressed research and managed the bank loan trading desk. From 1997 to 1999, he served as a Vice President and Portfolio Manager at Goldman, Sachs & Co., responsible for investing and trading a $500MM portfolio of distressed domestic and international private assets. Mr. Hudson currently serves as a director of Cornell Companies, Inc. Mr. Hudson earned a B.S. in 1988 from Babson College, majoring in Entrepreneurial Studies. He earned an M.B.A. in 1993 from the Tuck School at Dartmouth College.

Lee D. Meyer, 58, was appointed President and Chief Executive Officer of Ply Gem Industries, Inc., in January, 2002. Mr. Meyer previously had been the President of Variform; Ply Gem’s Siding and Accessories business. Mr. Meyer joined Variform in 1993 as the Vice President of Manufacturing and in 1994, became the Vice President of Operations. In 1996, Mr. Meyer was appointed Senior Vice President and General Manager and in 1998, Mr. Meyer became President of Variform. Prior to joining Variform, Mr. Meyer held positions at GE Plastics, Borg Warner Chemicals and the Chemicals Division of Quaker Oats. Mr. Meyer has been a member of the Vinyl Siding Institute (“VSI”) since 1994. Mr. Meyer is currently a member of the Board of Directors and is the Chairman of VSI Certification Oversight Committee, which oversees voluntary minimum standards for vinyl siding products. In June 2003, Mr. Meyer completed a tenure of approximately five years as Chairman of the Vinyl Siding Institute. Prior to holding the position of Chairman, Mr. Meyer held the position of Vice Chairman of the VSI. Mr. Meyer is also a member of the Windows and Doors Manufacturers Association. Mr. Meyer graduated from the University of Nebraska in 1971 with a BS in Chemical Engineering and an MBA in Finance and Economics in 1979. He also received his license as a Registered Professional Engineer in 1979.

Stephen Rathkopf, 63, is a partner at Herrick, Feinstein LLP. His practice encompasses corporate law, litigation and real estate. Previously, Mr. Rathkopf was the head of the litigation department of Demov, Morris & Hammerling. For a number of years, Mr. Rathkopf co-authored Real Estate Law Digest, a weekly column published in the New York Law Journal. He has written articles and lectured on corporate merger issues, real estate law, damage recovery, lender liability and creditor’s rights. Mr. Rathkopf has been lead transactional counsel in the billion dollar merger of Vantas and HQ Global Workplaces, the acquisition of Prime Retail, the acquisition of a controlling interest in RGIS, the sale of a controlling interest in Telco Group to Leucadia, the sale of the Empire State Building and the restructure of the mezzanine loan to Northstar, among other matters. Mr. Rathkopf’s trial experience covers diverse matters including corporate takeovers, entertainment law, trademark infringement, real estate development, lender liability, loan enforcement, ship lending, labor law and employment law. In 1999 and 2000, Mr. Rathkopf was a Senior Vice President of FrontLine Capital Group, where he played a key role in the growth of that company. He rejoined Herrick, Feinstein LLP in January 2001. Mr. Rathkopf holds an undergraduate degree from the College of the City of New York and a J.D. degree from New York University School of Law. He has been admitted to practice law in New York, S.D.N.Y., E.D.N.Y., New Jersey, Pennsylvania, the Second and Third Circuit Courts of Appeals and the United States Supreme Court.

Martin White, 61, has served as a board member of PW Eagle since July 2006. He retired from Dallas based Occidental Chemical Corporation (OxyChem) after most recently serving as Vice President of OxyChem's joint venture, OxyVinyls, a position he has held since the formation of OxyVinyls in May 1999. Prior to this, since May 1996 he held the position of Vice President of Marketing for OxyChem's vinyl's businesses. With the exception of one year as General Manager of OxyChem's operations in Chile during mid 1995 to mid 1996 he has held positions in OxyChem's vinyl's businesses since 1989. Mr. White served as President of the Plastic Pipe and Fittings Association in 2003 and 2004 and represented OxyVinyls on the Board of Directors and as Treasurer of The Vinyl Institute at the time of his retirement. In addition to holding a degree in chemistry from the Royal Institute of Chemistry he has conducted research at the UK's National Paint Research Laboratory and attended corporate development and executive development programs at The London School of Economics and Northeastern University College of Business Administration respectively.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Mr. Stickel filed a late Form 4 on June 1, 2006 to report shares tendered as payment in full satisfaction of a loan on May 31, 2005; Messrs. Meyer, Rathkopf, Goodwin, White each had a late Form 4, Form 5, Form 4/A and Form 5/A (except Mr. White did not have a late Form 5/A) to report shares received pursuant to the PW Eagle Top Hat Plan and dividend reinvestment shares received pursuant to the PW Eagle Top Hat Plan and Mr. Goodwin had a late Form 4 and Form 5 to report shares received pursuant to the PW Eagle Top Hat Plan.

Code of Ethics and Code of Conduct

The Company has adopted the PW Eagle Code of Ethics for Financial Executives (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company has also adopted a Code of Ethics and Business Conduct that applies to the Company’s officers, directors and employees (“Code of Conduct”). The Code of Ethics and Code of Conduct are available at no charge through our website at www.pweagleinc.com or to any shareholder who sends a written request for a paper copy to: Investor Relations Manager, PW Eagle, Inc., 1550 Valley River Drive, Eugene, Oregon 97401. If any substantive amendments are made to the Code of Ethics or Code of Conduct or any waiver granted, including any implicit waiver from a provision of the Code of Ethics or Code of Conduct to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the Code of Ethics or Code of Conduct enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendments or waiver on the Company’s website or in a report on Form 8-K.

Audit Committee

The Company has an Audit Committee whose members are Messrs. Goodwin (Chairman), Meyer and White, which met six times during fiscal 2006. Our board of directors has determined that all members of the audit committee are independent directors in accordance with NASDAQ rules. This Committee reviews, in consultation with the independent registered public accounting firm (the “Independent Accounting Firm”), the Company’s financial statements, accounting and other policies, accounting systems and the adequacy of internal controls for compliance with corporate policies and directives. The Audit Committee is responsible for the engagement of the Company’s Independent Accounting Firm and reviews other matters relating to the relationship of the Company with its Independent Accounting Firm. Each member of the Company’s Audit Committee has been determined, in the opinion of the Board, to be independent in accordance with SEC and NASDAQ rules.

Audit Committee Financial Expert

Todd Goodwin served as the “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933 during the fiscal year ended December 31, 2006. The board of directors has determined that Mr. Goodwin is an independent director in accordance with NASDAQ rules. The Company acknowledges that the designation of Mr. Goodwin as the audit committee financial expert does not impose on Mr. Goodwin any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Goodwin as a member of the Audit Committee and the Board in the absence of such designation or identification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview

In this section, we describe our compensation programs and policies and the material elements of compensation for our named executive officers.

The responsibility for matters relating to our compensation policies of and for the compensation of our board of directors and senior management has been delegated by our board of directors to our compensation committee. Our compensation committee is comprised of three independent directors, each of whom satisfy the definition of “independence” as set forth in the NASDAQ listing standards. The current members of the compensation committee are Thomas R. Hudson, Jr., (Chair), Zachary R. George and Stephen M. Rathkopf. The compensation committee is responsible for developing and making recommendations to the board of directors with respect to compensation of our executive officers.

The primary duties and responsibilities of the compensation committee include the following:

•

Review management proposals regarding compensation philosophy and compensation plans and guidelines for the board of directors, our executive officers, and our subsidiaries, and report conclusions to the board of directors. (Such review includes plans and administration of plans, relative to base salary, short-term incentives, long-term incentives, and all executive benefits and perquisites.)

•

Establish an appropriate compensation level, pertaining to all elements of compensation for our officers, based on a review of compensation practices for executive officers in our industry, other appropriate industries, our compensation philosophy, goals and objectives, and the executive officers’ performance. Our board of directors will review such determination for final approval.

•

Review of the performance of our chief executive officer as it relates to all elements of compensation. Review on an annual basis the performance of our chief executive officer as it relates to our short- and long-term objectives. Make recommendations to our board of directors for the compensation of our chief executive officer.

•

Review our chief executive officer's recommendations for compensation, including base salary, short-term incentive and long-term incentive, for all top corporate officers and directors, and report determinations to our board of directors. Our chief executive officer does not make any recommendations regarding his own compensation.

•

Approve and grant options to officers, directors and employees in accordance with the terms of our existing stock option plans or similar plans which we may adopt in the future or in such other circumstances as the board of directors may authorize.

•

Review management proposals and make recommendations to the board of directors concerning additions, deletions or changes in existing qualified benefit plans, proposals for new qualified benefit plans, and all other compensation proposals requiring the approval of the board of directors.

•	The compensation committee has the sole authority to grant awards and administer the PWEagle 1997 Stock Option Plan, as well as the authority to grant options to purchase stock outside of such plan.

Our compensation committee met six times during fiscal 2006. At those meetings, the compensation committee reviewed and recommended to the board of directors for its approval, the following plans and decisions:

•	Change in Control Agreements for NEOs

•	Retention Bonus Plan for NEOs

•	Supplemental contributions to the Company’s 401(k) plan

Our compensation structure is designed so that our chief executive officer evaluates in detail the performance of each individual and works with the compensation committee to help set the compensation for each of our named executive officers.

Our compensation committee has the absolute authority to adjust our chief executive officer’s recommendations as it deems appropriate after evaluating all of the information which the compensation committee believes is relevant to implementing the guiding principles for compensation programs discussed below. Our chief executive officer does not give recommendations regarding his own salary or performance. Rather, the compensation committee generally determines his compensation after discussing with him how he performed against his written goals for the year, though the current compensation committee did not consider written goals prepared by our chief executive officer in setting his compensation for 2007.

The compensation committee has the authority to retain an independent consultant to assist it in fulfilling its responsibilities. In the third quarter of 2006, the compensation committee contracted with Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), a global human resources consulting firm, to prepare a competitive benchmark analysis of the Company’s compensation structure, levels and policies for compensation of middle and senior managers. The Watson Wyatt project also included input on change of control and retention bonus compensation issues in light of the J-M Manufacturing merger (discussed below) that was being negotiated while Watson Wyatt was engaged.

Board Transition

We experienced a complete change in the structure and composition of our board of directors in May 2006. None of our current board members had previously served on our board of directors prior to our annual meeting of shareholders on May 26, 2006. As a result, the current members of our compensation committee have spent a significant portion of their time during fiscal year 2006 evaluating the past compensation practices of the Company and the prior compensation committee and board of directors, which our current compensation committee found to be informal. The current compensation committee did not have a role in setting fiscal 2006 compensation for our senior management. Additionally, we have entered into a merger agreement with J-M Manufacturing Company, Inc., a privately held company. Evaluation of the J-M Manufacturing transaction and the imminence of the merger have been a priority for our compensation committee and has impacted the compensation committee’s actions with respect to setting executive compensation and its evaluation of future compensation issues for senior management.

Compensation Philosophy and Guiding Principles and Objectives for Executive Compensation

We have designed our compensation programs to reward performance and to attract, retain and motivate employees at all levels of the organization. Generally, base pay is set at competitive levels within the appropriate labor market. Our goal is to establish pay levels throughout our organization, including at the executive officer level, which are competitive with comparable positions in our industry. Additional opportunities exist for all employees to earn significant amounts of additional compensation based upon our overall performance. The following are statements of our beliefs about executive compensation:

Compensation should be related to performance.

We have followed a practice of linking executive compensation to individual levels of performance as well as to our performance as a whole. Base salaries and bonuses reflect the value and performance of each individual. The objective of the PWEagle Performance Bonus Plan is to reward eligible employees for their contribution to the Company’s achievement of annual profit goals. Bonus plan payments are determined by comparing the company’s actual EBITDA to a predetermined target and individual bonus payments are adjusted based on the employee’s achievement of individual performance objectives such as sales volumes and manufacturing output and efficiency. The plan established individual performance metrics for sales and management employees that determine 50% of the employee’s bonus, with the other 50% coming from the company’s financial performance as measured by EBITDA. Length of service is not a characteristic that our compensation system is designed to reward.

Compensation should reflect position and responsibility, and incentive compensation should be a greater part of total compensation for more senior positions.

Total compensation should generally increase with position and responsibility, and should be structured so as to avoid disparities among employees with similar duties. As position and responsibility increase, a greater percentage of an individual’s total compensation should be tied to corporate and individual performance, and therefore at risk. Thus, individuals with greater roles and responsibilities associated with achieving our performance targets should bear a greater proportion of the risk if those goals are not achieved and should receive a greater proportion of the reward if the goals are met or surpassed. This philosophy encourages our executive officers to meet performance targets and achieve long-term revenue and earnings growth, while also fostering a sense of fairness among executive officers.

Incentive compensation should strike a balance between short-term and long-term performance.

Our compensation plans encourage our executive officers to achieve strong annual performance in a manner that supports and ensures our long-term success and profitability. To reward a balanced approach, we use both an annual cash incentive bonus plan and long-term equity incentives, with participation in the long-term incentives weighted to senior officers who have the greatest influence on our strategic direction and results over time.

The aggregate of base salary and performance-based compensation should be sufficiently competitive to attract and retain the talent needed.

Our overall compensation levels are targeted to attract the type of talent needed to achieve and maintain a leadership position in the sector of the manufacturing industry where we compete. In general, this means that total compensation is comparable to companies of similar size in our industry.

Employees should have the opportunity to own the Company’s stock.

Though we have no formal policy that would encourage the purchase or ownership of our common stock by our employees, our employees, including our named executive officers, can purchase our common stock via a payroll deduction election through our 401(k) plan. We view this as an efficient method for employees to purchase stock. Employees are limited to twenty five percent (25%) of the value of their accounts being allocated to PW Eagle common stock. The sale of any such stock is subject to the terms and conditions of our insider trading policy.

The principles of rewarding individual performance and Company growth should drive key compensation decisions, rather than tangential considerations such as tax benefits.

It is our policy that accounting policies and tax deductibility should not drive our compensation decisions because doing so would detract attention from the primary goals of promoting Company growth and encouraging individual performance. Thus, we may at times approve compensation that does not qualify for tax deductions because it is appropriate to do so in light of other compensation philosophies and goals.

Compensation should align the interests of executives with shareholders.

Executive compensation is intended to align the interests and expectations of our executive officers with the interests and expectations of our shareholders by rewarding executive officers for achieving financial growth.

Incentive compensation should be awarded based upon clear objectives.

Incentive compensation is linked to specific performance objectives that management can understand and have a reasonable prospect to achieve, while keeping in line with the Company’s strategic goals. These objectives are balanced and linked across different functional areas.

Compensation Programs Design

We have developed an executive compensation program consisting of three main elements: base salary; the annual incentive bonus plan; and long-term incentives, each of which is discussed in detail below. Each element is intended to reward and motivate executives in different ways consistent with our overall guiding principles for compensation. For example, in order to foster its policies of growth and alignment of shareholder interests with those of key employees, we provide long-term incentives that will encourage executives to work to create lasting revenue and earnings growth. Similarly, we use annual bonuses to motivate and reward executives on a short-term basis. The principles that total compensation should increase with position and responsibility, and that compensation should be tied to performance, are reflected by the fact that the portion of each element varies with position, level of responsibility, and achievement of individual and Company performance targets. Prior to the board transition in May 2006, our former CEO and Chairman primarily made compensation decisions, in consultation with the compensation committee. Following the board transition, the new members of the compensation committee used the remainder of 2006 to evaluate our current compensation system and philosophies and make compensation decisions for fiscal 2007 in light of the pending merger with J-M Manufacturing.

To establish the amount for each element, the compensation committee has historically reviewed annual performance objectives with each our named executive officers, evaluated each executive officer’s goals and the contributions made by that person to our overall performance, considered any internal pay disparities and what actions should be taken to correct them and reviewed each officer’s key responsibility areas. The compensation committee has also historically used compensation surveys, including the Milliman Northwest Management and Professional Salary Survey, to establish its competitive position with respect to executive compensation. Our goal is to for its compensation program structure and amounts to fall at the midpoint of the relevant pool of comparable companies. An analysis of comparable jobs is undertaken every year. Compensation increases typically occur each March, though no NEO is guaranteed a compensation increase each year.

When determining whether to increase or decrease any element of compensation, our compensation committee also considers any extra contributions made by the executive officer or, conversely, any indications of poor performance; changes in the relevant officer’s position and responsibilities; maintenance of internal equity in compensation, as appropriate; business factors such as profitability; and changes in our strategy, philosophy, and compensation principles. To determine cash bonuses for each executive, the compensation committee uses a formula that incorporates that executive officer’s base salary. Thus, although amounts realizable from prior compensation are not considered when determining bonus amounts, the compensation committee establishes base salary with recognition of its ultimate effect on cash bonuses.

Elements of In-Service Compensation and Benefits

Base Salary

Base salary is designed to be in the median range of salary levels for equivalent positions at comparable companies nationwide, which is intended primarily to attract high performing individuals but be in line with other companies. Each executive officer’s actual salary within this competitive framework depends on the individual’s performance, responsibilities, experience, leadership and potential future contribution. As noted, the compensation committee has reviewed base salary for each executive officer by identifying pay levels for similar roles in other organizations and the past performance of the executive officers. The compensation committee reviews market data for each executive position, then makes adjustments to salaries based on individual contributions, changes in position or responsibility, internal equity considerations, business factors and changes in the Company’s strategies and philosophies. In the past, as mentioned above, the compensation committee has also used the Milliman Northwest Management and Professional Salary Survey as a guide to establish salaries and annual raises. The compensation committee then considers the scope of responsibilities for each role, the value added by the executive throughout the year and the internal equity of established pay levels. Executive officers do not necessarily receive increases every year. When they do, the changes are typically effective in March of the new fiscal year. Promotional increases normally take place when new roles are assumed. The original base salaries of our chief executive officer and chief financial officer were set by their employment agreements.

Annual Bonus

We use annual bonuses to motivate, reward and retain executives on a short-term basis. The annual bonus also may be used to attract individuals based upon year-to-year earning potential in the marketplace. The compensation committee and board of directors designed the PW Eagle Performance Bonus Plan to provide an annual cash bonus to executive officers and other employees based on the achievement of certain financial objectives for the Company, as set by the board of directors, which the executive officers could understand and influence, as well as based on individual performance goals. Payments under the bonus plan are primarily based on the achievement of Company financial objectives tied to EBITDA and individual goals that vary among our named executive officers based on their position. As mentioned above, the chief executive officer and the compensation committee establish the Company EBITDA target, which determines actual payouts under the bonus. The chief executive officers works with each of our other named executive officers to set individual objectives. The board of directors then approves the budgeted targets. The compensation committee has reviewed and the board of directors has approved the EBITDA target for 2007. For 2006, the PWEagle Performance Bonus Plan established target bonuses for our named executive officers of a percentage of salary, ranging from 25% to 47.5%. 2006 bonus payments were determined by the company’s EBITDA measured quarterly against established EBITDA targets and modified for individual performance.

Our chief executive officer’s compensation is evaluated annually based on several factors, including achievement of targeted EBITDA goals and the chief executive officer’s individual accomplishments with respect to his performance plan. Our president and chief executive officer is charged with maximizing our cash flow, as well as executing the corporate growth strategy, through both internal growth and growth by acquisition. Jerry A. Dukes, who is also chairman of our board of directors, received a 2006 bonus of $206,625. In addition, our chief financial officer, Scott Long, received a bonus of $150,000, and named executive officers John R. Cobb, N. Michael Stickel, and Keith Steinbruck received bonuses of $94,482, $86,737 and $56,794, respectively.

We do not currently have a mechanism in place to award discretionary bonuses.

Long-Term Incentives

Long-term incentives are necessary for retaining executives while motivating them in ways consistent with the interests of long-term holders of our stock. Historically, we have used the award of stock options and restricted stock awards as the best way to achieve this goal, because these grants encourage key executive officers to accumulate value for the Company over multiple years and reinforce our emphasis on rewarding performance. We believe that the allocation between cash awards and these long-term stock awards is fair given that other elements of compensation emphasize short-term or annual performance, and that the executives receiving grants of restricted stock are those who have the most influence over the Company’s long-term achievement. Although the stock options and restricted stock grants may accumulate sizeable value over time, we believe that the expected benefit to the Company and shareholders outweighs the cost. The reward is an appropriate motivational tool and is necessary to retain critical team members for our company.

In the past, we have made one-time stock option grants and/or restricted stock awards from time to time to our named executive officers and other employees in connection with the entry to an employment agreement, in recognition of individual contributions to our performance or due to our financial performance. We have historically followed the practice of having our chief executive officer make recommendations to the compensation committee or board of directors regarding the individuals who are to receive option grants or other equity awards, the size of the options or other awards, and the philosophy behind the granting of such stock option grants or other awards.

Stock Options

Prior to the change in our board of directors in 2006, stock options granted by us were made on the recommendation of our chief executive officer or chairman of the board of directors and subsequently approved by our board of directors. We have not developed a mechanism for automatic grants of stock options or restricted stock.

Stock options granted under our 1997 Stock Option Plan typically have a term of ten (10) years and vest over a 3-5 year period from the issuance date. The deferred vesting of the options is designed to create an incentive for the executive to remain with the Company. Accordingly, the executive is rewarded only if the shareholders receive the benefit of appreciation in the price of the common stock. This promotes the compensation philosophies of aligning management’s interests with those of shareholders and using compensation formulas that encourage key executives to remain with the Company.

Although our compensation committee has the ability to grant stock options pursuant to the terms of the Company’s 1997 Stock Option Plan, it has not made any qualified option grants to employees since December 2005. In June 2006, the board of directors authorized non-qualified option grants to members of the new board of directors.

Restricted Stock

Our standard restricted stock agreements provide for vesting of the award over a period of time with a risk of forfeiture of all unvested shares should the employee’s employment with us terminated for any reason other than death or total disability. Risks of forfeiture typically lapse upon a change of control.

During fiscal year 2006, the Company made one grant of a restricted stock award of 2,500 shares to a non-named executive officer.

Other Elements

Deferred Compensation Plan

We maintain a deferred compensation plan, the PW Eagle Top Hat Plan, for the purpose of providing additional retirement benefits to key employees and directors, including our named executive officers. Under the plan, the executive officers may defer receipt of their base salary and/or annual bonuses into cash accounts that mirror the gains and/or losses of certain investment funds and our common stock. Deferred compensation contributions are immediately fully vested. We make matching and supplemental contributions to the 401k and Top Hat plans of our named executive officers. If either the IRS or the 401(k) itself impose limits on contributions to the 401(k) plan, these contributions are made to the Top Hat plan of the named executive officer.

The Top Hat Plan contains a discretionary element where our board of directors can make an additional discretionary pension contribution on behalf of our executive officers. This discretionary option has never been exercised.

Personal Benefits and Perquisites

We have not granted our named executive officers many perquisites, with the goal of avoiding a negative impact on internal pay and equality. However, we believe that benefits and perquisites are sometimes necessary in order to attract and retain talent. We have assessed competitive market factors to determine appropriate benefit levels. Executive officers are eligible to participate in our 401(k) savings plan, our health, dental and vision plans, life insurance and long- and short-term disability insurance plans. These are the same plans that all full-time employees are offered and do not have any different levels of benefits other than what is provided to all other eligible participants, except that our group travel accident insurance is a tiered benefit plan where officers and directors are eligible for greater benefits than other employees. Named executive officers are also provided with cellular telephones that allow personal use and several of our named executive officers are preferred members of certain frequent flyer and hotel programs. Our chief executive officer, Jerry Dukes, is eligible for a supplemental medical plan which paid $1,337 in benefits to him in 2006.

Compensation Arrangements

We have entered into employment agreements with our chief executive officer and chief financial officer.

Jerry Dukes

Pursuant to his employment agreement, our chief executive officer, Jerry Dukes, receives an annual base salary of $290,000. Along with his base salary, he can receive an annual bonus under our Performance Bonus Plan. Jerry Dukes could receive up to 71.25% of his base salary if the Company meets certain operating profit levels. If Jerry Dukes’ employment were terminated for any reason other than for cause, his base salary would continue for a period of not less than 9 months.

Scott Long

Pursuant to his employment agreement, our chief financial officer, Scott Long, receives an annual base salary of not less than $250,000. Along with his base salary, he can receive an annual bonus under the Performance Bonus Plan. Scott Long could receive up to 60% of his base salary if the Company meets certain operating profit levels. If Scott Long’s employment were terminated for any reason other than for cause, his base salary would continue for a period of not less than 9 months.

Elements of Post-Termination Compensation and Benefits

Change in Control Agreements

During 2006, our board of directors, upon the recommendation of the compensation committee, approved two-year change in control agreements for our chief executive officer, Jerry Dukes; our chief financial officer Scott Long; and our executive vice presidents, Jack Cobb and Michael Stickel. Upon a change in control, which would include the pending merger with J-M Manufacturing, followed by a termination event with respect to the executive, the change in control agreements provide for the cash payment to the executive of (i) one times (two times in the case of Jerry Dukes) the sum of (A) the executive officer’s base salary and (B) a bonus equal to 25% of the executive officer’s base salary (47.5% and 40% in the case of Jerry Dukes and Scott Long, respectively) and (ii) the executive officer’s target annual bonus prorated for the year in which the termination event occurs. The executive officers who are parties to the change in control agreements would also receive a transaction bonus after the occurrence of certain types of change in control transactions, such as a merger, equal to such executive’s annual bonus for fiscal year 2006. The change in control agreements also provide for the continuation for one year (two years in the case of Jerry Dukes) of health, welfare and fringe benefits for the executive and his family and the payment of any salary or bonus already owed to the executive. All such payments are contingent on the executive executing a release of certain claims against the Company. In addition, the change in control agreements provide for the immediate vesting of all equity incentive awards upon a change in control event.

Retention Bonus Plan

On November 15, 2007, the board of directors, upon recommendation of the compensation committee, approved the PW Eagle Inc. Retention Bonus Plan. The goal of the plan was to provide incentive to eligible management and key employees to remain with the Company and to contribute fully to the Company’s business achievement goals and success as the strategic committee continues to evaluate and explore strategic alternatives, including return of capital to shareholders, a potential sale of the Company, acquisitions, product diversification and other actions designed to maximize shareholder value.

The Retention Bonus Plan provides for a retention bonus to be paid to eligible employees equal to the amount of the potential target bonus for such employee under the Company’s 2006 Performance Bonus Plan in the event a Company change in control event occurs on or prior to December 31, 2007, and the eligible employee continues to be employed by us or our subsidiary at the time of such change in control. Eligible employees under the Plan are those specified by the compensation committee. Among the employees specified by the compensation committee for participation in the Plan are the following executive officers named in the summary compensation table in our last filed proxy statement (and the amount of each such executive’s retention bonus is also noted): Jerry Dukes ($137,750); Scott Long ($100,000); John R. Cobb ($66,250); Michael Stickel ($64,250); and Keith Steinbruck ($42,663).

Stock Ownership/Retention Guidelines and Other Policies

We do not have any stock ownership guidelines or a stock retention policy. Our insider trading policy prohibits the trading of our securities on a short-term basis and requires that any of our stock purchased in the open market be held for a minimum of six months. This policy also states that employees should not “margin” or “sell short” our stock, or buy or sell put or call options on our stock.

Impact of Regulatory Requirements on Compensation

The compensation committee does not take into account the Company’s ability to deduct executive compensation in making compensation design and award decisions.

The compensation committee does not take into account IRC §409A when making compensation design and award decisions.

Conclusion

We have concluded that each of the base salary, the annual and the long-term incentives for our named executive officers, as well as the total compensation received by those executives, is reasonable and appropriate in light of our goals and competitive requirements. The amounts are in our best interests and that of our shareholders because they foster both short- and long-term growth, enable the Company to attract and retain talent and further our philosophies of linking pay to performance and eliminating unfair compensation disparities.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid or accrued for our last fiscal year to the Chief Executive Officer, Chief Financial Officer and the other three highest paid executive officers based on total compensation, not including deferred compensation earnings, which was earned or accrued for fiscal year 2006.

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(3)	Total ($)
Jerry Dukes Chief Executive Officer	2006	$284,616	$206,625	$98,991	$350,736	$—	$—	$37,798	$978,766

Scott Long Chief Financial Officer	2006	$245,450	$150,000	$69,234	$247,782	$—	$—	$28,563	$741,029

John R. Cobb Exec. VP Operations	2006	$260,087	$94,483	$34,216	$226,710	$—	$—	$27,080	$642,575

N. Michael Stickel Exec. VP Sales & Marketing	2006	$252,112	$86,738	$19,797	$231,696	$—	$—	$28,648	$618,990

Keith Steinbruck VP, Technical Director	2006	$169,319	$56,794	$—	$—	$—	$—	$19,080	$245,194

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 13 to our audited financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 13 to the Company's audited financial statements for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.
(3)	Amounts reported under this column represent health care contributions made to the named executive officers, matching and supplemental contributions to the named executive officers under our 401(k) plan, and matching and supplemental contributions under our deferred compensation plan.

GRANTS OF PLAN-BASED AWARDS

There were no new non-equity incentive plan awards or equity incentive plan award grants to named executive officers in fiscal year 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jerry Dukes CEO and President	7,500 20,000	15,000 20,000 9,600	—	$ $ $	4.04 23.47 5.15	09/30/13 12/13/15 03/14/13	—	$—	—	$—

Scott Long CFO and Executive VP	15,600 13,500 14,000	10,400 9,000 14,000	—	$ $ $	5.15 4.04 23.47	03/14/13 09/30/13 12/13/15	—	$—	—	$—

John R. Cobb Executive VP Operations	7,000	14,000	—		$23.47	12/13/15	—	$—	—	$—

N. Michael Stickel Executive VP Sales & Marketing	7,000	14,000 800	—	$ $	23.47 4.51	12/13/15 03/06/13	—	$—	—	$—

Keith Steinbruck VP, Technical Director	—	—	—		$—	—	—	$—	—	$—

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jerry Dukes CEO and President	29,400	$730,329	49,500	$1,310,745

Scott Long CFO and Executive VP	—	$—	35,500	$334,880

John R. Cobb Executive VP Operations	78,500	$1,833,639	10,500	$280,455

N. Michael Stickel Executive VP Sales & Marketing	95,200	$1,732,992	18,900	$459,257

Keith Steinbruck VP, Technical Director	—	$—	—	$—

(1)	Amounts reflect the difference between the exercise price of the stock option and the market price at the time of exercise.
(2)	The value realized reflects the market value of the stock on the date that the restricted stock units vested.

PENSION BENEFITS

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Jerry Dukes CEO and President	$64,396	$16,086	$5,949	$—	$135,581

Scott Long CFO and Executive VP	$101,772	$8,926	$10,588	$—	$207,797

John R. Cobb Executive VP Operations	$5,035	$7,443	$2,231	$—	$31,773

N. Michael Stickel Executive VP Sales & Marketing	$30,585	$9,011	$13,864	$—	$168,856

Keith Steinbruck VP, Technical Director	$47,847	$439	$4,366	$—	$78,268

(1)	Amounts under this column are also reported as compensation to the named executive officers in the “All Other Compensation” column of the “Summary Compensation Table.”

Director Compensation

The compensation of our directors is reviewed and determined by our board on an annual basis with consideration given to industry comparisons of directors’ compensation. Directors who are our employees do not receive compensation for their services as directors.

Our directors are compensated pursuant to the PW Eagle Inc. Director Compensation Plan, which the board of directors approved on May 26, 2006. In fiscal 2006, non-employee directors received an annual retainer of $24, 000, which was a pro-rated amount based on their May 26, 2006 election. The annual board retainer is $40,000 plus expenses. Additionally, committee chairs receive an annual retainer of $7,000, except for the chair of the audit committee, who receives an annual retainer of $10,000. In addition, such directors received $3,000 for each board meeting attended and $2,000 for each committee meeting attended. Directors have elected to have all cash compensation payable to them under the plan contributed to our deferred compensation plan, all of which is held in company common stock accounts.

All new non-employee directors receive an initial grant of options to purchase 15,000 shares of our common stock on the day they become directors and receive annual grants of 5,000 options. All options have an exercise price equal to the fair market value (closing price) of our common stock on the date of grant. The options all have a ten-year term. The initial option grants vest 25% immediately and then ratably on each of the first three anniversaries of the grant date. The options will fully vest upon a change of control event, which would include the pending merger with J-M Manufacturing. The annual option grants are vested in full on the grant date.

Our bylaws instruct us to indemnify our directors and officers to the extent permitted by Minnesota Statutes, Section 302A.521, subject to the following: (i) we will not indemnify a director or officer with respect to a proceeding brought against us or another director or officer unless such proceeding involves the enforcement of such person’s indemnification rights under Minnesota Statutes, Section 302A.521, or (ii) if it has been finally determined by a court, administrative agency or arbitration panel, that such indemnification or advancement of expenses is unlawful or unenforceable.

FISCAL 2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry A. Dukes(3)	—	—	—	—	—	—	—
Zachary George	88,200	—	$151,748	—	—	—	239,948
Todd Goodwin	79,000	—	$151,748	—	—	—	230,748
Thomas R. Hudson, Jr.	79,200	—	$151,748	—	—	—	230,948
Lee Meyer	80,000	—	$151,748	—	—	—	231,748
Stephen Rathkopf	80,200	—	$151,748	—	—	—	231,948
Martin White	60,000	—	$151,748	—	—	—	211,748

(1)	Directors have elected to have all cash compensation payable to them under the plan contributed to our deferred compensation plan, all of which is held in company common stock accounts.
(2)

Represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) adjusted to eliminate the impact of a 4% forfeiture rate. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 to our consolidated financial statements, each included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007. Each of the option awards reflected in this column vest 25% immediately and then ratably on each of the first three anniversaries of the grant date. The full grant date fair value of all of the awards to these directors, computed in accordance with FAS 123(R), is $1,738,476. As of December 31, 2006, each non-employee director had the following number of options outstanding: Zachary George, 15,000; Todd Goodwin, 15,000; Thomas R. Hudson, Jr., 15,000; Lee Meyer, 15,000; Stephen Rathkopf, 15,000; and Martin White, 15,000.

(3)	Jerry Dukes, our chief executive officer, does not receive additional compensation for participation on our board of directors.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management and management has represented to the committee that the Compensation Discussion and Analysis is accurate. Based on this review and discussion with management, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Members of the compensation committee:

Thomas R. Hudson, Jr., Chair

Zachary R. George

Stephen M. Rathkopf

Compensation Committee Interlocks and Insider Participation

All members of our compensation committee during fiscal 2006 were independent directors, and none of them were our employees or former employees. During fiscal 2006, none of our executive officers served on our compensation committee or the board of directors of another entity whose executive officer(s) served on our compensation committee or board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of PW Eagle’s common stock as of April 13, 2007, except as otherwise noted, by:

•	each of those persons owning of record or known by PW Eagle to be the beneficial owner of more than 5% of outstanding PW Eagle common stock,

•	each of PW Eagle’s directors,

•	each of PW Eagle’s executive officers, and

•	all of PW Eagle’s directors and executive officers as a group.

The number of shares of PW Eagle common stock outstanding on April 13, 2007, was 11,528,754. Except as noted, all information with respect to beneficial ownership has been furnished by each director or executive officer or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, voting and investment power of shares reported in this table is not shared with others. Beneficial ownership of PW Eagle common stock has been determined according to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, which provide that a person is deemed to be the beneficial owner of shares of stock if the person, directly or indirectly, has or shares the voting or investment power of that stock, or has, as of April 13, 2007, the right to acquire ownership of the stock within 60 days.

	Common Stock
Name (and Address of 5% Owners) or Identity of Group	Shares	Percent of Class (1)
Pirate Capital LLC (2) 200 Connecticut Avenue Norwalk, CT 06854	3,419,268	29.7%

Barclays Global Fund Investors, NA(3) 45 Fremont Street, 17th Floor San Francisco, CA 94105	983,382	8.5%

Bear Sterns Asset Management Inc.(4) 383 Madison Avenue New York, NY 10179	964,269	8.4%

James Investment Research, Inc.(5) 1349 Fairgrounds Road Xenia, OH 45385	625,076	5.4%

John R. Cobb 1550 Valley River Drive Eugene, OR 97401	7,000	*

N. Michael Stickel 1550 Valley River Drive Eugene, OR 97401	14,613	*

Jerry A. Dukes 1550 Valley River Drive Eugene, OR 97401	92,170	*

Scott Long 1550 Valley River Drive Eugene, OR 97401	70,800	*

Keith Steinbruck 1550 Valley River Drive Eugene, OR 97401	0	—

Martin White 18808 Campbell Road Dallas, TX 75252	3,750	*

Thomas R. Hudson Jr.(2) 200 Connecticut Avenue Norwalk, CT 06854	3,423,018	29.7%

Zachary R. George 200 Connecticut Avenue Norwalk, CT 06854	3,750	*

Todd Goodwin 500 Captains Neck Lane Southampton, NY 11968	3,750	*

Lee D. Meyer 208 Shawna Drive Kearney, MO 64060	3,750	*

Stephen M. Rathkopf 2 Park Avenue New York, NY 10016	3,750	*

All current directors and officers as a Group (11 persons)	3,626,351	31.5%

*	Less than 1%

(1)	Shares of common stock listed include the following shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days: 32,300 for Mr. Dukes, 48,300 for Mr. Long, 13,600 for Mr. Stickel, 7,000 for Mr. Cobb, 3,750 for Mr. George, 3,750 for Mr. Goodwin, 3,750 for Mr. Hudson, 3,750 for Mr. Rathkopf, 3,750 for Mr. Meyer, 3,750 for Mr. White and 123,700 for all of the above as a group.
(2)	Based on the Statement of Beneficial Ownership on Form 4 filed with the SEC, indicating sole voting power and sole dispositive power with respect to the referenced shares of common stock, as filed on February 9, 2007. As the managing member of Pirate Capital, Thomas R. Hudson, Jr. (A) may be deemed to be the beneficial owner of all shares of common stock beneficially owned by Pirate Capital and (B) is deemed to have sole voting power and sole dispositive power with respect to all shares of common stock as to which Pirate Capital has voting or dispositive power.
(3)	Based on a filing made with the SEC reflecting ownership of common stock as of December 31, 2006, as filed by Barclays Global Investors, NA on January 23, 2007. The filing indicates shared voting power and shared dispositive power with affiliates of Barclays Global Investors, NA with respect to the referenced shares of common stock.
(4)	Based on a filing made with the SEC reflecting ownership of common stock as of December 31, 2006, as filed by Bear Stearns Asset Management on February 9, 2007. The filing indicates shared voting power and shared dispositive power with affiliates of Bear Stearns Asset Management with respect to the referenced shares of common stock.
(5)	Based on a filing made with the SEC reflecting ownership of common stock as of December 31, 2006, as filed by James Investment Research Inc. on January 25, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about the Company’s equity compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	558,312	$21.39	374,309
Equity compensation plans not approved by security holders	0	0	0
TOTAL	558,312	$21.39	374,309

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Securities and Exchange Commission has specific disclosure requirements covering certain types of transactions that we engage in with our directors, executive officers or other specified parties. With regard to securities and exchange commission rules, we have not engaged in any transaction, or series of similar transactions, or any currently proposed transaction, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, nominees for election as a director, beneficial owners of more than 5% of our common stock or members of their immediate family had, or will have, a director or indirect material interest. In addition, no officer, director or beneficial owner of 10% of our common stock has been indebted to us in fiscal 2006.

We recognize that transactions between us and any of our directors or executives can present potential or actual conflicts of interest and create the appearance our decisions are based on considerations other than the best interests of the Company and our shareholders. Therefore, as a general matter and in accordance with our Code of Ethics and Business Conduct, it is our policy to avoid such transactions when they give rise to a conflict of interest. Pursuant to our Code of Ethics and Business Conduct, any PW Eagle employee must have the prior written approval of our Compliance Officer, Scott Long, or the audit committee of our board of directors prior to engaging in any transaction on behalf of PW Eagle with family members or any organization with which the employee’s family member is associated. Directors are obligated to bring any potential conflict or situation that may give rise to the appearance of a conflict to the attention of the audit committee.

Director Independence

Our board of directors has determined that Messrs. George, Hudson, Jr., Meyer, Rathkopf, White, and Goodwin constituting a majority of the Board, are independent directors in accordance with NASDAQ rules since none of them are believed to have any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Jerry Dukes is precluded from being considered independent because he served as our Chief Executive Officer and President within the past three years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were billed by Grant Thornton LLP for the fiscal years 2006 and 2005:

	FY 2006	FY 2005
Audit Fees	$746,965	$306,361
Audit-Related Fees	62,479	35,388
Tax Fees	—	4,441
All Other Fees	—	—
TOTALS	$809,444	$346,190

Audit fees are for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings or services that are normally provided by the Independent Registered Public Accounting Firm in connection with regulatory filings with the Securities and Exchange Commission.

Audit-related fees are primarily for the assurance and related services performed by Grant Thornton LLP in 2006 and 2005 that are reasonably related to the performance of the audit or review of the Company’s financial statements. For 2005 and 2006, this consists primarily of employee benefit plan audits, acquisition/disposition transaction assistance and assistance related to the filing of a registration statement in 2005.

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

During fiscal year 2006, the Audit Committee approved all audit and non-audit services provided to the Company by the Company’s Independent Registered Public Accounting Firm prior to management engaging the Independent Registered Public Accounting Firm for that purpose. The Committee’s current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by the Independent Registered Public Accounting Firm. In making its recommendation to appoint Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm, the Audit Committee has considered whether the provision of the non-audit services rendered by Grant Thornton LLP is compatible with maintaining that firm’s independence and has determined that such services are compatible with maintaining Grant Thornton LLP’s independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

3.	Exhibits

See Exhibit Index on page following signatures.

PART IV

SIGNATURES

Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW EAGLE, INC.

Dated: April 30, 2007	By:	/s/ Jerry A. Dukes
Jerry A. Dukes, President

EXHIBIT INDEX

Number	Description**
2.1	Merger Agreement, dated September 30, 2005, among the Registrant, Poly Merger, LLC and USPoly Company. (Incorporated by reference to the Registrant’s Form 8-K filed October 6, 2005.)

2.2	Agreement and Plan of Merger, dated January 15, 2007, by and among the Company, Pipe Dream Acquisition, Inc. and J-M Manufacturing Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 15, 2007)

3.1	Restated Articles of Incorporation of the Registrant (as corrected by Articles of Correction filed February 6, 2007).***

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 15, 2007).

3.3	Statement of designation of shares of Registrant dated May 8, 1997 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 19,1997).

10.1	Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.2	Employment Agreement dated September 16, 1999 between the Registrant and Keith H. Steinbruck. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.3	Employment Agreement dated September 16, 1999 between the Registrant and John R. Cobb. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.4	Employment Agreement dated September 16, 1999 between the Registrant and Neil R. Chinn. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated September 20, 1999.)*

10.5	Registrant’s 1991 stock plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1992.)*

10.6	Registrant’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1996.)*

10.7	Amendment to the Employment Agreement executed September 16, 1999 between Keith H. Steinbruck and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.8	Amendment to the Employment Agreement executed September 16, 1999 between Neil R. Chinn and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.9	Amendment to the Employment Agreement executed September 16, 1999 between John R. Cobb and the Registrant effective as of December 15, 1999 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1999).*

10.10	Employment Agreement effective February 12, 2001 between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.11	Form of Restricted Stock Agreement between the Registrant and N. Michael Stickel (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2001).*

10.12	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and John R. Cobb, Senior Vice President-Operations (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.13	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant and Keith H. Steinbruck, Vice President Technical Director (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.14	Second Amendment to the Employment Agreement executed September 16, 1999 between the Registrant, and Neil R. Chinn, Vice President of Human Resources (Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2001).*

10.15	Lease Agreement, dated as of February 28, 2002, between PWE (MULTI) QRS 14-85, Inc., as Landlord, and the Registrant, as Tenant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 19, 2002.)

Number	Description**
10.16	Warrant Agreement to purchase 120,000 shares of stock issued to Corporate Property Associates 14 Incorporated dated February 28, 2002. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2002.)

10.17	First Amendment to Lease Agreement, dated June 7, 2002 by and between PWE (MULTI) QRS 12-85 Inc., and the Registrant. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

10.18	Second Amendment to Lease Agreement, dated March 10, 2003 by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

10.19	Lease Agreement, dated as of March 26, 2004 between 406 22nd, LLC, a Minnesota limited liability company, and Damaras Hoppenspirger as landlord, and the Registrant as tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.20	Management Service Agreement between Spell Capital Partners, LLC and the Registrant dated January 1, 2004. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.21	Landlord Covenant Waiver dated March 30, 2004, by and between PWE (MULTI) QRS 14-85 Inc. and the Registrant dated March 30, 2004. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004.)

10.22	Lease Agreement dated April 1, 2004 between Continental Properties, LLC a Minnesota limited liability company and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.23	Lease Agreement dated April 1, 2004 between Continental Properties, LLC and PW Poly, Inc. as tenant. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.24	Contribution and Membership Interest Purchase Agreement dated September 1, 2004 among Uponor Aldyl Company, Inc., Uponor North American, Inc., Uponor Aldyl Holding Company, LLC and PW Poly Corp. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.25	Lease dated September 27, 2004 between Uponor Aldyl Company, Inc. as Landlord and PW Poly Corp. as Tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.26	Third Amendment to Lease Agreement dated October 25, 2004 between PWE (MULTI) QRS 14-85 INC, and the Registrant. (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.27	PW Eagle Top-Hat Plan (Restated January 1, 2005).***

10.28	PW Eagle Top-Hat Plan Amendment No. 1, dated January 25, 2007.***

10.29	Amended and Restated PVC Resin Supply Agreement dated February 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.30	First Amendment to Senior Subordinated Note Purchase Agreement and Junior Subordinated Note Purchase Agreement between the Registrant and Churchill Capital Partners IV, L.P., dated March 15, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.31	First Amendment to Credit and Security Agreement and Waiver of Defaults between USPoly Company and Wells Fargo Business Credit, Inc., dated March 10, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.32	First Amendment to Subordination Agreement between Wells Fargo Business Credit, Inc., Medallion Capital, Inc., USPoly Company, and Spell Capital Partners, dated March 10, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.)

10.33	Warrant issued to Adizes USA, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

10.34	Second Amendment to Fourth Amended and Restated Loan and Security Agreement and First Amendment to Subordination Agreement, dated September 30, 2005, among the Company, Bank of America, N.A. and Churchill Capital Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.)

Number	Description**
10.35	Common Stock and Warrant Purchase Agreement, dated December 5, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 9, 2005).

10.36	Fifth Amended and Restated Loan and Security Agreement, dated May 3, 2006 between the Company and Fleet Capital Corporation.***

10.37	Agreement, dated April 21, 2006, by and among the Company, Pirate Capital LLC, and Jolly Roger Fund LP, Jolly Roger Offshore Fund LTD, and Jolly Roger Activist Portfolio Company LTD (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 26, 2006).

10.38	Agreement, dated April 21, 2006, by and between the Company and Caxton International Limited (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 26, 2006).

10.39	Fifth Amended Loan and Security Agreement, dated April 27, 2006, between the Company, USPoly Company and Bank of America, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2006).

10.40	PW Eagle, Inc. Director Compensation Plan* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2006.

10.41	Form of Change in Control Agreement between the Company and certain of its executive officers* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 21, 2006).

10.42	PW Eagle, Inc. Retention Bonus Plan* (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 21, 2006).

10.43	2006 PWEagle Performance Bonus Plan****

10.44	2007 PWEagle Performance Bonus Plan****

21	List of Subsidiaries of the Registrant: USPoly Company, LLC (State of Organization: Minnesota).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.***

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.***

24	Power of Attorney from certain directors and officers – see “Signatures” on signature page of this Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Compensatory plan or arrangement
**	SEC File No. 0-18050 unless otherwise indicated
***	Previously filed with the Form 10-K on March 14, 2007
****	Filed herewith