Form 10-Q
period 2007-03-31
PW EAGLE INC
filed 2007-05-10
CIK 852426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 27, 2007 was:

Common Stock	11,533,754

PW EAGLE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PW EAGLE, INC.

Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2007 and 2006 (Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2007	2006
Net sales	$150,325	$181,936
Cost of goods sold	122,670	127,972

Gross profit	27,655	53,964
Operating expenses:
Freight expense	9,336	8,506
Selling expenses	3,837	3,943
General and administrative expenses	5,642	5,517
Other (income) expense, net	(447)	469

	18,368	18,435

Operating income	9,287	35,529
Interest expense	698	1,140

Income before income taxes	8,589	34,389
Income tax expense	3,194	13,343

Net income	$5,395	$21,046

Net Income per share:
Basic	$0.46	$1.85
Diluted	$0.46	$1.73
Cash dividends declared per common share	$0.00	$0.075
Weighted average number of common shares outstanding:
Basic	11,614	11,395
Diluted	11,739	12,188

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Balance Sheet – March 31, 2007 and December 31, 2006 (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,418	$38,064
Accounts receivable, net	79,478	60,337
Inventories	59,851	68,990
Deferred income taxes	2,361	3,284
Other current assets	2,183	2,468

Total current assets	158,291	173,143
Property and equipment, net	52,531	52,626
Goodwill	6,441	6,441
Deferred income taxes	2,174	1,745
Intangible assets	2,922	3,064
Other assets	4,507	5,555

Total assets	$226,866	$242,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$—	$—
Current maturities of long-term debt and capital leases	221	224
Accounts payable	52,864	50,749
Accrued liabilities	15,288	22,665

Total current liabilities	68,373	73,638
Capital lease obligations, less current maturities	17,485	19,302
Other long-term liabilities	4,316	4,237

Total liabilities	90,174	97,177

Commitments and contingencies
Stockholders’ equity:
Stock warrants	2,646	2,953
Common stock	115	120
Additional paid-in capital	52,475	66,265
Accumulated other comprehensive income	389	387
Accumulated earnings	81,067	75,672

Total stockholders’ equity	136,692	145,397

Total liabilities and stockholders’ equity	$226,866	$242,574

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2007 and 2006 (Unaudited)

(in thousands)	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,395	$21,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on disposal of long-lived assets	(428)	10
Depreciation and amortization and asset write-down	2,301	3,604
Royalty accretion	128	181
Amortization of debt issue costs, discounts and premiums	117	90
Receivable provisions	237	(138)
Deferred income taxes	493	(173)
Share-based compensation	381	453
Investment earnings on deferred compensation plan	4	96
Incremental tax benefits from share based awards	(8)	(1,352)
Changes in operating assets and liabilities	(14,948)	(36,966)

Net cash used in operating activities	(6,328)	(13,149)

Cash flows from investing activities:
Purchases of property and equipment	(1,998)	(1,679)
Proceeds from disposal of long-lived assets	1,884	9

Net cash used in investing activities	(114)	(1,670)

Cash flows from financing activities:
Change in cash overdraft	—	555
Net borrowings under revolving credit facility	—	11,694
Dividends paid	(897)	(841)
Payments on capital lease obligation	(1,825)	(48)
Proceeds from exercise of stock options	58	1,427
Proceeds from exercise of stock warrants	540	—
Incremental tax benefits from share based awards	8	1,352
Common stock repurchases	(15,088)	—

Net cash provided by (used in) financing activities	(17,204)	14,139

Net change in cash and cash equivalents	(23,646)	(680)
Cash and cash equivalents, beginning of period	38,064	5,671

Cash and cash equivalents, end of period	$14,418	$4,991

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PW EAGLE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of PW Eagle, Inc. (the “Company”) at March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet information as of December 31, 2006 is derived from the Company’s December 31, 2006 audited financial statements and condensed. Although the Company’s management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company included with its Annual Report on Form 10-K for the year ended December 31, 2006.

2. Other Financial Statement Data

The following provides additional information concerning inventory (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$14,270	$13,308
Finished goods	45,581	55,682

	$59,851	$68,990

There were no significant non-cash investing and financing activities for the three months ended March 31, 2007 and 2006, respectively.

3. Financing Arrangements

Current and long-term obligations at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Borrowings under revolving credit facilities	$—	$—
Long-term debt
PW Eagle capital lease obligations	14,400	16,211
USPoly capital lease obligations	3,306	3,315

Total current and long-term obligations	17,706	19,526
Less current maturities	(221)	(224)

Total long-term obligations	$17,485	$19,302

Under current financing agreements, the Company is required to comply with certain restrictive financial ratios and covenants. At March 31, 2007, the Company was in full compliance with these covenants.

4. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the Company includes net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in fair market value of securities held for the non-qualified deferred compensation plans. Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$5,395	$21,046
Other comprehensive income:
Unrealized gain (loss) on available for sale securities from non-qualified deferred compensation plans, net of taxes	2	26

Total comprehensive income	$5,397	$21,072

The components of accumulated other comprehensive income are as follows:

	March 31, 2007	December 31, 2006
Unrealized gain on available for sale securities from non-qualified deferred compensation plans, net of taxes	$389	$387

Total accumulated other comprehensive income	$389	$387

5. Share-Based Payments (amounts in thousands, except per share data)

The Company adopted SFAS No. 123(R) using a modified prospective method for the recognition of share-based compensation expense on January 1, 2006. Prior to adopting the provisions of FAS 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our share-based awards.

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

Term—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.

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

Dividend Yield –With stock based awards granted after January 1, 2006, a dividend yield has been incorporated. An increase in the dividend yield decreases compensation expense.

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. Based on historical forfeitures of stock based awards, the Company has estimated a 4% forfeiture rate.

The Company did not grant any share-based awards during the three months ended March 31, 2007 or March 31, 2006, respectively. The share-based compensation expense related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2007, and March 31, 2006, respectively, in selling, general and administrative expense was comprised as follows (in thousands, except per share data):

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Share-based compensation expense before taxes	$381	$454
Related income tax benefits	(102)	(174)

Share-based compensation, net of taxes	$279	$280

Net share-based compensation expense, per common share:
Basic	$.02	$.02
Diluted	$.02	$.02

As of March 31, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our share-based compensation plan. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods through May 26, 2009.

Share-based Compensation Plan

As of January 1, 2007, we have one active share-based compensation plan, described below.

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

	Three months ended
	March 31, 2007	March 31, 2006
Net income	$5,395	$21,046
Basic weighted average shares outstanding	11,614	11,395
Dilutive effect of stock options, warrants and restricted shares	125	793

Diluted weighted average shares outstanding	11,739	12,188
Net income per share – basic	$.46	$1.85
Net income per share – diluted	$.46	$1.73

The following table summarizes outstanding securities which are excluded from the computation of diluted earnings per share because inclusion of these shares would be anti-dilutive (in thousands):

	Three months ended
	March 31, 2007	March 31, 2006
Stock options	—	184
Stock warrants	—	305

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

(in thousands)

	March 31, 2007	March 31, 2006
Accrual for product warranties – beginning of year	$275	$325
Accruals for warranties issued during the period	150	95
Settlements made during the period	(130)	(64)

Accrual for product warranties – end of period / year	$295	$356

Standby letters of credit: The Company is required to maintain standby letters of credit totaling $3.1 million. These letters of credit guarantee payment to third parties in the event the Company is unable to pay in a timely manner. Standby letters of credit reduce the funds available under the revolving credit facilities by $3.1 million. No amounts were drawn on these letters of credit as of March 31, 2007.

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

A summary of the Company’s business activities reported by its two business segments follows:

	3 Months Ended March 31,
	2007	2006
Business Segments (in millions)
Net Sales:
PVC products	$137.0	$160.3
PE products	13.3	21.6

Total net sales	$150.3	$181.9

Operating income:
PVC products	$8.8	$34.0
PE products	0.5	1.5

Total operating income	9.3	35.5

Interest expense	0.7	1.1

Income before income taxes and minority interest	$8.6	$34.4

Expenditures for property and equipment:
PVC	$1.2	$1.6
PE	0.8	0.1

Total	$2.0	$1.7

Depreciation and amortization expense:
PVC	$1.7	$2.4
PE	0.6	0.6

Total	$2.3	$3.0

	March 31, 2007	December 31, 2006
Goodwill:
PVC	$3.6	$3.6
PE	2.8	2.8

Total	$6.4	$6.4

Total Assets:
PVC products	$184.2	$203.4
PE products	38.2	34.2
Corporate	4.5	5.0

Total assets	$226.9	$242.6

10. Stockholders’ Equity Transactions

Warrant and Option Transactions

On January 9, 2007, a cash exercise of warrants to purchase 20,000 shares of common stock was completed for $540,000.

For the three months ended March 31, 2007, 3,600 stock options were exercised, resulting in an increase to stockholders’ equity of approximately $58,000.

Share Repurchase Program

On June 16, 2006, the Board of Directors authorized the Company to repurchase up to $40 million of the Company’s outstanding common stock. The share repurchase program has an expiration of June 30, 2008. Repurchases may be made in the open market and in privately negotiated transactions utilizing various hedge mechanisms, including, among other things, the sale to third parties of put options for the Company’s common shares, or otherwise. To facilitate the repurchase of shares of its common stock under the Company’s share repurchase program, the Company entered into a Rule 10b5-1 purchase plan on August 21, 2006 to purchase up to $31.5 million of the total $40 million approved by the Board of Directors. As of March 31, 2007, the Company had repurchased 990,614 shares of PW Eagle, Inc. common stock in the open market for a total of $31.5 million under the Rule 10b5-1 plan. There will be no further purchases under the 10b5-1 plan since the maximum authorized dollar amount of purchases under the 10b5-1 plan has been completed.

Dividends

The Company did not declare any dividends during the three months ended March 31, 2007. The Company’s merger agreement dated January 15, 2007, with J-M Manufacturing Company, Inc. (“JMM”) precludes any dividends to be declared, set aside or paid from the date of the agreement through the closing of the merger.

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

12. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts our profitability, a change in the effective tax rate may occur that would impact the income tax provision. The effective tax rate for the quarters ended March 31, 2007 and March 31, 2006 was 37.2% and 38.8%, respectively.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. Our condensed consolidated financial statements as of and for the first quarter of 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the implementation of FIN 48, no adjustment was required to our overall liability for unrecognized tax benefits. The total of such amounts was $708,000 at January 1, 2007, and approximately $668,000 at March 31, 2007. The liability for unrecognized tax benefits, if recognized, would impact the effective income tax rate.

As part of the FIN 48 implementation, we adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the accompanying condensed consolidated statements of operations. On initial adoption of FIN 48, no additional accrual of interest or penalties was required. Total interest and penalties accrued as of January 1, 2007 was $55,000.

No additional interest or penalties were accrued in the first quarter of 2007, as this amount was not material to the financial statements. In accordance with our policy, any additional interest and penalties accrued would have been included in income tax expense for the quarter ended March 31, 2007.

The Company’s 2005 U.S. Federal income tax returns are being examined by the Internal Revenue Service. The Company does not believe that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation by U.S. Federal, state and local tax authorities for tax years 2001 through 2006. With a few exceptions, the Company is no longer subject to U.S. Federal, state, local, or foreign examinations by tax authorities for the tax year 2000 and prior.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PW EAGLE, INC.

Consolidated Results of Operations – Comparison Between Three Months Ended March 31, 2007 and 2006

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2007	2006	$	%
Net sales	$150.3	$181.9	$(31.6)	-17.4%
Cost of goods sold	122.6	128.0	(5.4)	-4.2%
Gross profit	27.7	53.9	(26.2)	-48.8%
Operating expenses	18.4	18.4	—	0.0%
Operating income	9.3	35.5	(26.2)	-73.8%
Interest expense	0.7	1.1	(0.4)	-36.4%
Income before income taxes, minority interest and equity in undistributed earnings of unconsolidated affiliate	8.6	34.4	(25.8)	-75.0%
Income tax expense	3.2	13.3	(10.1)	-75.9%

Net Income	$5.4	$21.1	$(15.7)	-74.4%

The significant decrease in sales in the first quarter of 2007, compared to the first quarter of 2006, is due to lower average selling prices partially offset by increased PVC pipe unit volumes. Volume shipped increased over 25% compared to the first quarter of 2006 as customers resumed normal seasonal inventory build-up, following our lower volume fourth quarter. Resin costs and related selling prices decreased in the first quarter of 2007 compared to the fourth quarter of 2006, and are significantly below the first quarter of 2006, when hurricane-related supply disruptions caused prices to be very high, though resin manufacturers did announce a price increase in March. The net result was an overall decrease in first quarter net sales of 17.4% when compared to net sales for the first quarter of 2006. In addition, the spread of selling prices over raw material costs declined in the first quarter of 2007, compared to the first quarter of 2006, resulting in a reduction in gross profit of 48.8%.

Operating expenses were flat in dollar amount in 2007 compared to 2006. Freight costs were $0.8 million higher due to the increased volume. This increase was offset by a gain on the sale of land of $0.4 million, and a non-recurring, non-cash charge of $0.6 million in 2006 for the USPoly relocation. In addition, first quarter 2007 operating expenses included $2.0 million of costs related to the proposed merger with J-M Manufacturing Company, Inc. (“JMM”), which our shareholders approved on April 12, 2007 and which we anticipate is not likely to occur until, at the earliest, the latter part of the second calendar quarter or the early part of the third quarter of 2007. First quarter 2006 operating expenses included $1.4 million related to the termination of the management agreement with Spell Capital Partners. With flat operating expenses combined with the gross profit reduction, the result was a decrease in operating income of $26.2 million in the first quarter of 2007 compared to the first quarter of 2006.

Interest expense was lower in 2007 compared to 2006, primarily due to the lack of borrowings on the revolving credit agreement in 2007, and interest income on temporary cash investments of $0.3 million, which is netted against interest expense.

The income tax provisions for the quarters ending March 31, 2007 and 2006 were calculated based on management’s then-current estimates of the annual effective rate for the year, with an estimated effective tax rate of 37.2% for 2007 and 38.8% for 2006. The lower rate expected in 2007 is due to an increased percentage deduction for the Section 199 Domestic Production Activities, and a slightly higher net expected state tax rate.

Results of Operations by Segment – Comparison Between Three Months Ended March 31, 2007 and 2006

(in millions)

	Three months ended March 31,		Increase (Decrease)
	2007	2006	$	%
Net sales:
PVC products	$137.0	$160.3	$(23.3)	-14.5%
PE products	13.3	21.6	(8.3)	-38.4%

Consolidated net sales	$150.3	$181.9	$(31.6)	-17.4%

Operating income:
PVC products	$8.8	$34.0	$(25.2)	-74.1%
% of sales	6.4%	21.2%
PE products	0.5	1.5	(1.0)	-66.7%
% of sales	3.8%	6.9%

Consolidated operating income	9.3	35.5	(26.2)	-73.8%
% of sales	6.2%	19.5%
Interest expense	0.7	1.1	(0.4)	-36.4%

Income before income taxes and equity in undistributed earnings of unconsolidated affiliate	$8.6	$34.4	$(25.8)	-75.0%

PVC Products

The significant decrease in PVC sales in the first quarter of 2007, compared to the first quarter of 2006, is due to lower average selling prices partially offset by increased PVC pipe unit volumes. Volume shipped increased 32% from the first quarter of 2006 as customers resumed normal seasonal inventory build-up, following our lower volume fourth quarter. Resin costs and related selling prices decreased in the first quarter of 2007 as compared to the fourth quarter of 2006, and they are significantly below the first quarter of 2006, when hurricane-related supply disruptions caused prices to be very high. Resin manufacturers, however, did announce a price increase in March. The net result was an overall decrease in first quarter 2007 net sales of 14.5% compared to net sales for the first quarter of 2006. In addition, the spread of selling prices over raw material costs declined in the first quarter of 2007, compared to the first quarter of 2006, resulting in a reduction in gross profit of 48.3%.

Operating expenses increased by $1.3 million in the first quarter of 2007 compared to the first quarter of 2006. Freight costs increased by $1.2 million as a result of the higher volume, and administrative costs were higher by $0.5 million as first quarter 2007 operating expenses included $2.0 million of costs related to the proposed merger with JMM, and first quarter 2006 operating expenses included $1.4 million related to the termination of the management agreement with Spell Capital Partners. These increased costs were partially offset by the gain on the sale of land of $0.4 million. The lower gross profit combined with the increase in operating expenses resulted in a reduction of operating income of $25.2 million in the first quarter of 2007 compared to the first quarter of 2006.

PE Products

PE sales also decreased significantly in the first quarter of 2007 compared to the first quarter of 2006. Volume declined by over 34%, while selling prices were relatively stable. The combined result was a decrease in net sales of 38.4% and a reduction in gross profit of 54.2%

Operating expenses have declined both in dollar amounts, and as a percentage of sales. This reduction is due to lower freight and selling costs from the declining volume, and a reduction of administrative costs due to the merger of PE and PVC administrative operations during 2006. In addition, the first quarter of 2006 included a non-recurring, non-cash charge of $0.6 million for the USPoly relocation. The lower gross profit, offset by operating expense reductions, resulted in a reduction of operating income of $1.0 million in the first quarter of 2007 compared to the first quarter of 2006.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, and additional availability under our revolving credit facility.

Cash used by operating activities was $6.3 million in the first quarter of 2007 compared to $13.1 million in the first quarter of 2006. Cash used by operations in the first quarter of 2007 included net income of $5.4 million, offset by net changes in operating assets and other non-cash items. Net changes in operating assets included an increase in accounts receivable of $19.3 million as our shipment volume increased during the first quarter of 2007, and a corresponding reduction in inventory levels of $9.1 million. In addition, accrued liabilities were reduced by over $7 million as year-end accrued items were paid during the first quarter.

Investing activities used $0.1 million of cash in the first quarter of 2007, compared to $1.7 million in the first quarter of 2006. The 2007 amount used was for capital expenditures of $2.0 million, offset by proceeds of $1.9 million from the sale of the land.

Financing activities used $17.2 million of cash in the first quarter of 2007, compared to $14.1 million provided by financing activities in the first quarter of 2006. The significant uses in 2007 include a net decrease in long-term capital lease obligations of $1.8 million, primarily from the sale of land that was under lease, dividend payments of $0.9 million, and the repurchase of company shares of $15.1 million. These were offset by the proceeds and tax benefits from exercises of stock options, restricted stock and warrants which provided a total of $0.6 million. In June 2006, the Board of Directors authorized a repurchase of up to $40 million of our outstanding shares. This repurchase activity continued during the first quarter of 2007. With the inclusion of these shares, the Company has repurchased 990,614 shares of our common stock for $31.5 million. The Rule 10b5-1 purchase plan entered into on August 21, 2006 provided for $31.5 million of share repurchases. Therefore, since the maximum dollar common stock share repurchases has been completed under this plan, there will not be additional share repurchases forthcoming under the Rule 10b5-1 plan.

We had working capital of $90 million at March 31, 2007, which is a decrease of $9.5 million from the $99.5 million at December 31, 2006. This decrease is primarily the result of the changes in operating assets and liabilities.

In addition to the significant level of working capital, we had additional availability on our revolving credit facilities of approximately $97 million at March 31, 2007.

Total assets of $226.9 million at March 31, 2007 represented a $15.7 million decrease from the $242.6 million at December 31, 2006. This decrease was from current assets, with cash decreasing by $23.6 million, accounts receivable increasing by $19.3 million and inventories decreasing by $9.1 million. Total capitalization at March 31, 2007 was $158.5 million, consisting of $21.8 million of debt and $136.7 million of equity, with debt decreasing by $2.2 million and equity decreasing by $8.7 million from December 31, 2006 amounts.

Capital spending for property and equipment was $2.0 million in the first quarter of 2007, primarily for completion of existing projects. Pursuant to the merger agreement with JMM, capital spending for 2007 up to the closing date is limited to $1.2 million plus completion of existing projects.

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

Future Outlook

INFORMATION IN THIS OUTLOOK SECTION AND OTHER STATEMENTS IN THIS FORM 10-Q ARE FORWARD-LOOKING INFORMATION – ACTUAL RESULTS MAY DIFFER

The statements contained above in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical, the statements set forth in this Outlook section and the statements made or referenced in Item 1A. Risk Factors are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our expectations and beliefs as of May 5, 2006 and are based on information known to us, and our assumptions as of that date. Forward-looking statements made in this Quarterly Report, which relate to our ability to fund cash requirements for the foreseeable future with cash from operations and from existing credit facilities, our expectations with respect to the closing of the JMM merger, and the expected demand for our products and PVC and PE pipe in general, involve known and unknown risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K, as amended April 30, 2007, some of which are beyond our control, that may cause the actual results to differ materially from those expected and stated in this Quarterly Report. As a result, our statements may not come true and our operating results may differ materially from our stated expectations and beliefs.

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

The short term expectations described above may be mitigated to some extent by the following broader trends in our business. We expect the demand for plastic pipe to grow as acceptance of plastic pipe over metal pipe continues and the overall economy continues to grow. We believe that the Gross Domestic Product (GDP) is closely correlated to the demand for PVC and PE pipe, and we recognize that our business is tied to economic cycles. GDP is reported to have grown at an annual rate of 3.4% in 2006 and is estimated to have grown at 1.3% in the first quarter of 2007. Industry growth projections call for annual sales growth rates for PVC pipe of 3% or greater in 2007. The actual growth rate may be less or greater than 3% based on short-term economic conditions. Our strategy has been, and continues to be, to concentrate growth initiatives in higher profit products and geographic regions.

We have a long-term contract with one supplier for PVC resin, our primary raw material, and are substantially dependent on that relationship. The terms of our long-term agreement with our PVC supplier provide, among other things, for the extension of the agreement at the supplier’s option through 2013, certain termination rights exercisable by the supplier without corresponding rights for us, a right of first negotiation with the supplier on the sale of the assets of one or more of our facilities that utilize PVC resin, and the supplier’s option to require a buyer of all or a substantial portion of our assets to assume the agreement. These provisions have the effect of limiting our ability to replace the supplier, procure PVC resin under more favorable terms or divest of our assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were not exposed to any market risks on variable rate debt obligations at March 31, 2007, as we had no such obligations outstanding. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in interest expense resulting from a hypothetical one percent increase in interest rates.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. We only enter into financial instruments to manage and reduce the impact of changes in interest on our Senior Credit Facility. At March 31, 2007, we had no outstanding derivatives.

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

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors that could materially affect our business, financial condition or future results discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended April 30, 2007. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

The following table provides information about purchases made by us of our Common Stock in the first quarter of 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1—January 31, 2007	444,536	$32.6996	974,401	$9.0 million

February 1—February 28, 2007	16,213	$33.0529	990,614	$8.5 million

March 1—March 31, 2007	0	0	990,614	$8.5 million

Total	460,749	$32.7120	990,614	$8.5 million

(1)	On June 16, 2006, our Board of Directors approved and announced a share repurchase program, whereby we would repurchase up to $40 million of our common stock in the open market through June 30, 2008. The Company does not intend to make further purchases under the program at this time as it is contractually prohibited from doing so under the JMM merger agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PW EAGLE, INC.

By	/s/ Jerry A. Dukes
Jerry A. Dukes
Chairman and Chief Executive Officer

By	/s/ Scott Long
Scott Long
Chief Financial Officer

Dated: May 10, 2007

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2007

PW EAGLE, INC.

Number	Description
2.1	Agreement and Plan of Merger, dated January 15, 2007, by and among the Company, Pipe Dream Acquisition, Inc. and J-M Manufacturing Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 15, 2007),

10.1	2007 PWEagle Performance Bonus Plan (Incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K/A filed April 30, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act.*

32.2	Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act.*

*	Filed herewith.